Form 10-Q
period 1993-12-31
READERS DIGEST ASSOCIATION INC
filed 1994-02-14
CIK 858558

14/02/94
                                                         08:25 AM
                               -2-



                            FORM 10-Q

               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

     [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended December 31, 1993

                               OR

    [  ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from _______ to _______


                 Commission file number: 1-10434


              THE READER'S DIGEST ASSOCIATION, INC.
     (Exact name of registrant as specified in its charter)

                    Delaware                          13-1726769
         (State or other jurisdiction of           (I.R.S. Employer
         incorporation or organization)           Identification No.)

             Pleasantville, New York                  10570-7000
         (Address of principal executive              (Zip Code)
                    offices)


                         (914) 238-1000
      (Registrant's telephone number, including area code)

         ______________________________________________

       Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

       As of January 31, 1994, the following shares of the registrant's common stock were outstanding:

Class A Nonvoting Common Stock, $0.01 par value:  94,376,811 shares
Class B Voting Common Stock, $0.01 par value:  21,240,347 shares



                                              Page 1 of 13 pages.
END COVER (PAGE 1)


              THE READER'S DIGEST ASSOCIATION, INC.

                       Index to Form 10-Q

                        December 31, 1993


Part I - Financial Information                    Page No.

The Reader's Digest Association, Inc. and Subsidiaries
Financial Statements (unaudited):

 Consolidated Condensed Statements of Income
  for the three-month and six-month periods
  ended December 31, 1993 and 1992                     3

 Consolidated Condensed Balance Sheets
  as of December 31, 1993 and June 30, 1993            4

 Consolidated Condensed Statements of Cash Flows
  for the six-month periods ended
  December 31, 1993 and 1992                           5

 Notes to Consolidated Condensed Financial Statements  6

Management's Discussion and Analysis
 of Financial Condition and Results of Operations      8


Part II - Other Information                            12


END PAGE 2


     THE READER'S DIGEST ASSOCIATION, INC. AND SUBSIDIARIES
           CONSOLIDATED CONDENSED STATEMENTS OF INCOME
  Three-month and Six-month periods ended December 31, 1993 and
                              1992
              (in thousands, except per share data)
                           (unaudited)




                         Three-month period ended       Six-month period ended
                               December 31,                  December 31,
                           1993           1992           1993           1992


Revenues                $ 802,143      $ 806,700    $ 1,439,380     $ 1,486,663

Cost of sales,
 fulfillment and
 distribution expense     297,876        302,271        541,875         561,247

Promotion, selling
 and administrative
 expense                  380,707        401,397        705,704         734,258

                          678,583        703,668      1,247,579       1,295,505

Operating profit          123,560        103,032        191,801         191,158

Other income, net          20,906         11,382         54,728          33,190

Income before
 provision
 for income taxes and
 cumulative effect of
 changes in accounting
 principles               144,466        114,414        246,529         224,348

Provision for income
 taxes                     55,620         44,049         94,914          86,374

Income before cumulative
 effect of changes in
 accounting principles     88,846         70,365        151,615         137,974

Cumulative effect of
 changes in
 accounting principles
 net of tax benefit           ---            ---        (25,830)        (50,938)

Net income              $  88,846      $  70,365      $ 125,785        $ 87,036

Earnings per share
 before cumulative
 effect of changes in
 accounting principles  $     .76      $     .59      $    1.30       $    1.15

Cumulative effect of
 changes in accounting
 principles                   ---           ---           ( .23)          ( .42)

Earnings per share      $     .76     $      .59      $    1.07       $     .73

Average common shares
 outstanding              116,310        119,299        116,485         119,470


See accompanying notes to consolidated condensed financial statements.

END PAGE 3


     THE READER'S DIGEST ASSOCIATION, INC. AND SUBSIDIARIES
              CONSOLIDATED CONDENSED BALANCE SHEETS
            As of December 31, 1993 and June 30, 1993
                         (in thousands)
                           (unaudited)




                                                December 31,           June 30,
                                                    1993                 1993
Assets
Cash and cash equivalents                     $   180,563            $  183,526
Short-term investments, at cost which
 approximates market                              248,987               206,585
Receivables, less allowances for
 returns and bad debts                            569,259               380,421
Inventories                                       167,904               169,458
Prepaid expenses and other current assets         154,761               134,733

Total current assets                            1,321,474             1,074,723

Marketable securities, at cost                    273,430               333,248
Property, plant and equipment, net                226,890               235,160
Other noncurrent assets                           231,133               229,277

Total assets                                  $ 2,052,927            $1,872,408

Liabilities and stockholders' equity
Notes payable                                 $       ---            $    5,253
Accounts payable                                  178,830               172,508
Accrued expenses                                  275,815               240,256
Federal and foreign income taxes                  105,422                75,845
Unearned revenue                                  456,395               371,100
Other current liabilities                          15,397                16,364

Total current liabilities                       1,031,859               881,326

Long-term notes payable                             7,947                 8,083
Other noncurrent liabilities                      206,843               176,732

Total liabilities                               1,246,649             1,066,141

Capital stock                                      29,329                29,162
Paid-in capital                                    90,112                77,320
Retained earnings                                 965,806               916,420
Foreign currency translation adjustment          ( 40,966)             ( 35,906)
Less:  Treasury stock, at cost                   (238,003)            ( 180,729)

Total stockholders' equity                        806,278               806,267

Total liabilities and stockholders'
 equity                                       $ 2,052,927           $ 1,872,408




See accompanying notes to consolidated condensed financial statements.

END PAGE 4


     THE READER'S DIGEST ASSOCIATION, INC. AND SUBSIDIARIES
         CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
       Six-month periods ended December 31, 1993 and 1992
                         (in thousands)
                           (unaudited)



                                                          Six-month period ended
                                                            December 31,
                                                       1993             1992
Cash flows from operating activities:
Net income                                        $ 125,785         $  87,036
Depreciation and amortization                        21,033            20,880
Cumulative effect of changes in
 accounting principles                               25,830            50,938
Other, net                                          (74,540)         (120,188)

Net cash provided by operating activities            98,108            38,666

Cash flows from investing activities:
Proceeds from maturities and sales of
 marketable securities and
 short-term investments                             147,127            48,357
Purchases of marketable securities
 and short-term investments                        (111,383)           (2,625)
Capital expenditures                                (14,747)          (23,302)
Proceeds from sales of other long-term
 investments, net                                    16,570             6,638
Other, net                                            2,302             3,821

Net cash provided by investing activities            39,869            32,889

Cash flows from financing activities:
Dividends paid                                      (76,399)          (66,408)
Common stock repurchased                            (60,298)          (61,077)
Other, net                                           (1,983)            7,748

Net cash used in financing activities              (138,680)         (119,737)

Effect of exchange rate changes on cash              (2,260)          (25,167)

Net decrease in cash and cash equivalents            (2,963)          (73,349)

Cash and cash equivalents at beginning
 of period                                          183,526           292,703

Cash and cash equivalents at end of period        $ 180,563        $  219,354


See accompanying notes to consolidated condensed financial statements.

END PAGE 5


     THE READER'S DIGEST ASSOCIATION, INC. AND SUBSIDIARIES
      NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
              (in thousands, except per share data)
                           (unaudited)


(1)  Basis of Presentation

The company reports on a fiscal year beginning July 1. The three-month periods ended December 31, 1993 and 1992 are the second fiscal quarters of fiscal year 1994 and fiscal year 1993, respectively.

The accompanying consolidated condensed financial statements have not been audited, but in the opinion of management, have been prepared in conformity with generally accepted accounting principles applying certain judgments and estimates which include all adjustments (consisting only of normal recurring adjustments) considered necessary to present fairly such information. Operating results for any interim period are not necessarily indicative of the results for an entire year due to the seasonality of the company's business.


(2)  Changes in Accounting Principles

The company adopted Statement of Financial Accounting Standards No. (SFAS) 112, "Employers' Accounting For Postemployment Benefits," on July 1, 1993. SFAS 112 requires the accrual of benefits such as disability, severance and health insurance provided to former or inactive employees prior to retirement over an employee's period of service. The cumulative effect of the change was a pre-tax charge of $42,000 offset by tax benefits of $16,170 for a net after-tax charge of $25,830, or $.23 per share. The incremental expense in the three-month and six-month periods associated with the adoption of SFAS 112 was not significant. Results for the three-month and six-month periods ended
December 31, 1992 have not been restated for SFAS 112.

In the fourth quarter of fiscal 1993, the company adopted SFAS 106, "Employers' Accounting For Postretirement Benefits," and SFAS 109, "Accounting For Income Taxes," retroactively to the first quarter of fiscal 1993. SFAS 106 requires the accrual of the expected costs of postretirement medical and other nonpension benefits during an employee's period of service. SFAS 109 changes the method of accounting for income taxes to an asset and liability approach from the deferred method required under Accounting Principles Board Opinion No. 11. Results for the first half of fiscal 1993 have been restated to reflect the cumulative effect of these changes, a pre-tax charge of $84,313 offset by tax benefits of $33,375 for a net after-tax charge of $50,938, or $.42 per share, as well as incremental expense associated with SFAS 106. Fiscal 1994 first-half results include a comparable current period expense associated with SFAS 106.


(3)  Earnings Per Share

Earnings per share is based on the average number of common shares outstanding for the period and net income after deducting preferred stock dividend requirements of $327 in each of the three-month periods ended December 31, 1993 and 1992 and $654 in each of the six-month periods ended December 31, 1993 and 1992.

END PAGE 6



(4)  Inventories

                                       December 31,               June 30,
                                           1993                     1993

Raw materials                        $   18,095               $   20,790
Work-in process                          33,632                   42,553
Finished goods                          116,177                  106,115
                                     $  167,904               $  169,458



(5)  Segment Information

The company's operations consist of the following segments:
Reader's Digest magazine, books and home entertainment products, special interest magazines and other operations. The books and home entertainment products segment includes books and music and video products. The special interest magazines segment includes magazines acquired or launched since 1987. A summary of revenues by business segments and major geographic areas for the three-month and six-month periods ended December 31, 1993 and 1992, is as follows:


                      Three-month period ended       Six-month period ended
                            December 31,                  December 31,

BUSINESS SEGMENTS                1993             1992               1993             1992

Revenues

Reader's Digest magazine    $  178,341       $  189,832        $  343,215         $ 364,738
Books and home
 entertainment products        516,604          526,053           956,486         1,001,308
Special interest magazines      23,141           21,586            40,987            37,887
Other operations                84,057           69,229            98,692            82,730

Total revenues              $  802,143       $  806,700        $1,439,380         $1,486,663



GEOGRAPHIC AREAS

Revenues

United States               $  342,669        $ 349,109        $  600,071         $  603,685
International                  459,474          457,591           839,309            882,978

Total revenues              $  802,143        $ 806,700        $1,439,380         $1,486,663

END PAGE 7

              The Reader's Digest Association, Inc.
              Management's Discussion and Analysis
        of Financial Condition and Results of Operations


Results of Operations

Changes in Accounting Principles
On July 1, 1993 the company adopted Statement of Financial Accounting Standards No. (SFAS) 112, "Employers' Accounting For Postemployment Benefits." As a result, the company recognized a one-time, after-tax non-cash charge for the cumulative effect of this change of $25.8 million, or $.23 per share. The incremental expense associated with this change was not significant. Results for the second quarter and six-month period ended December 31, 1992 have not been restated for SFAS 112.

Results for the second quarter and first half of fiscal 1993 have been restated to reflect the adoption in the fourth quarter of fiscal 1993 of SFAS 106, "Employers' Accounting For Postretirement Benefits," and SFAS 109, "Accounting For Income Taxes." Results for the six-month period ended December 31, 1992 reflect the one-time, non-cash, after-tax cumulative effect charge of $50.9 million, or $.42 per share, and additional expense related to SFAS 106 for the second quarter and fiscal year-to-date period. Fiscal 1994 second quarter and six-month period results include a comparable current period expense associated with SFAS 106.


Three-Month Period Ended December 31, 1993 Compared with Three-
Month Period Ended December 31, 1992

Revenues/Operating Profit
The company's worldwide revenues for the three-month period ended December 31, 1993 decreased $4.6 million, or 1%, to $802.1 million compared with revenues for the same period a year ago. Excluding the effect of changes in foreign currency exchange rates, revenues increased about 6%. For the second quarter, U.S. revenues decreased 2% and international revenues were even with the prior year. Excluding the effect of changes in foreign currency exchange rates, international revenues increased about 12%. Operating profit for the company increased 20% to $123.6 million in the second quarter of fiscal 1994 compared with $103.0 million in the second quarter of fiscal 1993. Excluding the effect of changes in foreign currency exchange rates, operating profit increased about 30%. This 30% increase was primarily because of planned lower promotional spending in the company's U.S. books and home entertainment products business and increased international revenues (excluding the effect of changes in foreign currency exchange rates).

Other Income, Net
Other income, net for the quarter increased $9.5 million to $20.9 million compared with $11.4 million a year ago. This increase was primarily a result of higher gains on the sales of certain investments ($12.3 million in fiscal 1994 compared with $1.6 million in fiscal 1993). Other income, net also includes the effects of foreign exchange transactions and hedging activity ($.1 million income in fiscal 1994 compared with $2.4 million expense in fiscal 1993) and interest income ($10.6 million in fiscal 1994 compared with $13.1 million in fiscal 1993).

Earnings Per Share
Earnings per share for the quarter increased 29% to $.76 from $.59 in the comparable period last year. This increase exceeded operating profit growth primarily because of higher capital gains from the sales of certain investments. Excluding the combined effect of foreign exchange on operating profit and on other income, net, earnings per share increased about 35%. Excluding the combined total effect of foreign exchange and gains on the sales of certain investments, earnings per share increased about 25%.

END PAGE 8

Business Segments
The company's operations are divided into four business segments:
(1) Reader's Digest magazine, (2) books and home entertainment products, (3) special interest magazines and (4) other operations.

Reader's Digest magazine revenues decreased $11.5 million, or 6%, to $178.3 million compared with $189.8 million a year ago. Excluding the effect of changes in foreign currency exchange rates, revenues decreased about 1%. The decrease was attributable to lower worldwide advertising revenues caused by a decrease in advertising pages in a difficult global advertising environment. This was partially offset by increased subscription pricing with circulation levels remaining approximately the same. Operating profit decreased primarily because of the decrease in revenues.

Books and home entertainment products revenues decreased $9.4 million, or 2%, to $516.6 million compared with $526.0 million for the same period a year ago. Excluding the effect of changes in foreign currency exchange rates, revenues increased about 6%. About two-thirds of this increase was attributable to higher prices and sales of a higher priced product mix. The remaining increase was attributable to higher unit sales. U.S. revenues declined compared with the prior year consistent with the company's strategy of optimizing its U.S. profitability through lower levels of activity. Operating profit in this segment increased primarily as a result of decreased promotional spending related to the lower activity in the U.S.

Special interest magazines revenues increased $1.5 million, or 7%, to $23.1 million from $21.6 million a year ago. Excluding the effect of changes in foreign currency exchange rates, revenues increased about 8%. The increase in revenues was caused almost entirely by higher advertising revenues due to increased advertising rates. Circulation levels were approximately the same as the prior year. Special interest magazines operating loss increased compared with the prior year primarily because of increased promotional spending due to the timing of promotions.

Workforce Reduction
In November 1993, the company announced a reduction in its U.S. workforce of about 200 people. This reduction was designed to bring the cost structure of U.S. operations in line with revenues, and staffing levels in line with business activities. The costs of the workforce reduction have been charged against the SFAS 112 accrual.


Six-Month Period Ended December 31, 1993 Compared with Six-Month
Period Ended
December 31, 1992

Revenues/Operating Profit
The company's worldwide revenues for the six-month period ended December 31, 1993 decreased $47.3 million, or 3%, to $1.44 billion compared with revenues for the same period a year ago. Excluding the effect of changes in foreign currency exchange rates, revenues increased about 6%. United States revenues decreased 1% and international revenues were 5% less than the prior year. Excluding the effect of changes in foreign currency exchange rates, international revenues increased about 10%. Operating profit of $191.8 million was up slightly compared with the prior year. Excluding the effect of changes in foreign currency exchange rates, operating profit increased about 15%. This 15% increase was primarily because of increased international revenues (excluding the effect of changes in foreign currency exchange rates) and lower promotional spending in the U.S. books and home entertainment products business. The company does not expect the profit growth rate achieved in the first half to continue in the second half of fiscal 1994.


Other Income, Net
Other income, net for the six-month period increased $21.5 million to $54.7 million compared with $33.2 million a year ago. This increase was primarily the result of increased gains on the sales of certain investments ($36.9 million in fiscal 1994 compared with $13.0 million in fiscal 1993). Given a recent decline in the market price of an investment held by the company, the company may decide not to sell further shares of this investment in fiscal 1994 and, therefore, may not realize further capital gains from this investment in fiscal 1994. Other income, net also includes the effects of foreign exchange transactions and hedging activity ($.4 million expense in fiscal 1994 compared with $3.4 million expense in fiscal 1993) and interest income ($21.0 million in fiscal 1994 compared with $28.0 million in fiscal 1993).

END PAGE 9
Earnings Per Share
Earnings per share before the cumulative effect of changes in accounting principles increased 13% to $1.30 from $1.15 in the comparable period last year. This increase exceeded operating profit growth primarily because of higher capital gains from the sales of certain investments. Excluding the combined effect of foreign exchange on operating profit and on other income, net, earnings per share before the cumulative effect of changes in accounting principles increased about 24%. Excluding the combined total effect of foreign exchange and gains on the sales of certain investments, earnings per share before the cumulative effect of changes in accounting principles increased about 15%. The company does not expect the earnings growth rate achieved in the first half to continue in the second half of fiscal 1994.

For the six-month period, comparative earnings were reduced by $.13 per share from the adverse impact of foreign exchange. The company has hedged a substantial portion of its exchange exposure from its international businesses for the remainder of fiscal 1994 in order to limit the negative impact on full-year earnings to about $.20 per share. Contingent upon the market price of a certain investment, the company may not realize further capital gains from this investment in fiscal 1994. In the second half of fiscal 1993, the company realized capital gains from the sales of certain investments of about $16.4 million or $.08 per share.


Business Segments
Reader's Digest magazine revenues decreased $21.5 million, or 6%, to $343.2 million compared with $364.7 million a year ago. Excluding the effect of changes in foreign currency exchange rates, revenues increased about 1%. The increase was primarily attributable to increased subscription pricing with circulation levels remaining approximately the same. This increase was almost entirely offset by lower worldwide advertising revenues caused by a decrease in advertising pages in a difficult global advertising environment. Operating profit decreased primarily because of the decrease in revenues and an increase in promotional spending.

Books and home entertainment products revenues decreased 4%, or $44.8 million, to $956.5 million compared with $1.0 billion for the same period a year ago. Excluding the effect of changes in foreign currency exchange rates, revenues increased about 6%. This increase was primarily attributable to higher prices and sales of a higher priced product mix and, to a lesser extent, increased unit sales. U.S. revenues declined compared with the prior year consistent with the company's strategy of optimizing its U.S. profitability through lower levels of activity. Operating profit in this segment increased primarily as a result of decreased promotional spending related to the lower activity in the U.S.

Special interest magazines revenues increased $3.1 million, or 8%, to $41.0 million from $37.9 million a year ago. Excluding the effect of changes in foreign currency exchange rates, revenues increased about 9%. The increase in revenues was caused almost evenly by higher subscription pricing with circulation levels remaining approximately the same as the prior year and increased advertising revenues. The increased advertising revenue was primarily because of increased advertising rates and, to a lesser extent, increased pages. Special interest magazines operating loss was reduced primarily because of increased revenues and lower amortization of intangible assets.


Liquidity and Capital Resources
December 31, 1993 Compared with June 30, 1993
Cash and cash equivalents, short-term investments and marketable securities decreased $20 million to $703 million at December 31, 1993, compared with $723 million at June 30, 1993. The decrease was primarily the result of payments for dividends ($76 million) and the repurchase of 1,444,500 shares of Class A nonvoting common stock ($60 million) which exceeded cash provided from operations of
$98 million.

The company paid a $.35 per share dividend on its common stock in the second quarter of fiscal 1994 compared with $.30 per share a year ago. This represents a 17% increase over the prior year's quarterly dividend payment. At the current rate, the company will pay a total dividend of $1.35 in fiscal 1994 compared with $1.15 in fiscal 1993. The company has continued its share repurchase program under which more than five million shares have been repurchased since its inception in February 1992.

END PAGE 10

The company believes that its liquidity, capital resources and cash flow are sufficient to fund normal capital expenditures, working capital requirements, the payment of dividends and the company's share repurchase program. The company also believes its liquidity, capital resources and cash flow are sufficient to finance present plans to expand existing product lines in existing markets and to identify and develop new products and markets.


New Accounting Standards
In May 1993, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. (SFAS) 115, "Accounting For Certain Investments in Debt and Equity Securities." This standard expands the use of fair value accounting and addresses reporting requirements for certain investments in debt and equity securities. SFAS 115 must be applied by the company no later than the first quarter of fiscal 1995. The company is currently assessing the effect of this standard.

In December 1993, the American Institute of Certified Public Accountants issued Statement of Position (SOP) 93-7, "Reporting on Advertising Costs." This statement sets forth the guidelines for the recognition and reporting of advertising costs. Under these guidelines, the costs of direct-response advertising should be capitalized and amortized over the period during which future benefit is expected to be received. Presently, the company generally expenses these costs as they are incurred. SOP 93-7 must be applied by the company no later than the first quarter of fiscal 1995. The company is currently assessing the impact of this statement.

END PAGE 11


                   PART II.  OTHER INFORMATION


Item 5.   OTHER INFORMATION

          In January 1994, the Board of Directors of the company elected the following officers of the company to the offices set forth opposite their respective names:

     Peter J.C. Davenport  Senior Vice President, Global Direct Marketing
     Kenneth A.H. Gordon   Senior Vice President and President,
                            Reader's Digest U.S.A.
     Joseph M. Grecky      Senior Vice President, Human Resources
     Anthony W. Ruggiero   Senior Vice President and Chief Financial Officer

In addition, William H. Willis was elected Vice President and
President, Special Markets Group.





Item 6.   EXHIBITS AND REPORTS ON FORM 8-K.

          (b)  Reports on Form 8-K

          No report on Form 8-K was filed for the quarter for which this report is filed.




END PAGE 12








                           SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                                The Reader's Digest Association, Inc.
                                (Registrant)



Date:  February 14, 1994   By:  Anthony W. Ruggiero
                                Anthony W. Ruggiero
                                Senior Vice President and
                                Chief Financial Officer



                                Sean F. Orr
                                Sean F. Orr
                                Vice President and Controller
                                Chief Accounting Officer

END PAGE 13