Form 10-Q
period 1994-03-31
READERS DIGEST ASSOCIATION INC
filed 1994-05-13
CIK 858558

FORM 10-Q

                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C.  20549

      [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended March 31, 1994

                                OR

     [  ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from _______ to _______


                  Commission file number: 1-10434


               THE READER'S DIGEST ASSOCIATION, INC.
      (Exact name of registrant as specified in its charter)

                      Delaware                       13-1726769
          (State or other jurisdiction of         (I.R.S. Employer
           incorporation or organization)        Identification No.)

              Pleasantville, New York                10570-7000
      (Address of principal executive offices)       (Zip Code)


                          (914) 238-1000
       (Registrant's telephone number, including area code)

          ______________________________________________

       Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

       As of April 30, 1994, the following shares of the registrant's common stock were outstanding:

Class A Nonvoting Common Stock, $0.01 par value: 93,573,924 shares Class B Voting Common Stock, $0.01 par value: 21,240,347 shares



                                                Page 1 of 13 pages.


               THE READER'S DIGEST ASSOCIATION, INC.

                        Index to Form 10-Q

                          March 31, 1994


Part I - Financial Information                    Page No.

The Reader's Digest Association, Inc. and Subsidiaries
Financial Statements (unaudited):

 Consolidated Condensed Statements of Income
  for the Three-month and Nine-month periods
  ended March 31, 1994 and 1993                        3

 Consolidated Condensed Balance Sheets
  as of March 31, 1994 and June 30, 1993               4

 Consolidated Condensed Statements of Cash Flows
  for the Nine-month periods ended
  March 31, 1994 and 1993                              5

 Notes to Consolidated Condensed Financial Statements  6

Management's Discussion and Analysis
 of Financial Condition and Results of Operations      8


Part II - Other Information                            12


      THE READER'S DIGEST ASSOCIATION, INC. AND SUBSIDIARIES
            CONSOLIDATED CONDENSED STATEMENTS OF INCOME
 Three-month and Nine-month periods ended March 31, 1994 and 1993
               (in thousands, except per share data)
                            (unaudited)


                                    Three-month period ended             Nine-month period ended
                                           March 31,                            March 31,

                                     1994               1993           1994         1993


Revenues                      $709,170     $       737,617   $      2,148,550  $ 2,224,280

Cost of sales, fulfillment
and distribution expense       260,294             282,334            802,169      843,581

Promotion, selling and
administrative expense         311,917             319,345          1,017,621    1,053,603

                               572,211             601,679          1,819,790    1,897,184

Operating profit               136,959             135,938            328,760      327,096

Other income, net               13,729              17,741            68,457        50,931

Income before provision for
income taxes and
cumulative effect of changes
in accounting
principles                     150,688             153,679           397,217       378,027

Provision for income taxes      58,015              59,167           152,929       145,541

Income before cumulative
effect of changes in
accounting principles           92,673              94,512           244,288       232,486

Cumulative effect of changes
in accounting principles,
net of tax benefit                 --                  --           ( 25,830)      (50,938)

Net income                    $ 92,673      $       94,512   $       218,458   $   181,548

Earnings per share before
cumulative effect of
changes in accounting
principles                    $   0.80      $         0.79   $          2.10   $      1.94

Cumulative effect of changes
in accounting principles            --                  --             (0.23)        (0.42)

Earnings per share            $   0.80      $         0.79   $          1.87   $      1.52

Average common shares
 outstanding                   115,427             118,523           116,130       119,149


See accompanying notes to consolidated condensed financial statements.


      THE READER'S DIGEST ASSOCIATION, INC. AND SUBSIDIARIES
               CONSOLIDATED CONDENSED BALANCE SHEETS
              As of March 31, 1994 and June 30, 1993
                          (in thousands)
                            (unaudited)




                                                   March 31,           June 30,
                                                     1994                1993
Assets
Cash and cash equivalents                       $   233,408          $  183,526
Short-term investments, at cost which
 approximates market                                209,893             206,585
Receivables, less allowances for
 returns and bad debts                              553,648             380,421
Inventories                                         171,448             169,458
Prepaid expenses and other current                  156,986             134,733
assets

Total current assets                              1,325,383           1,074,723

Marketable securities, at cost                      343,372             333,248
Property, plant and equipment, net                  229,775             235,160
Other noncurrent assets                             230,432             229,277

Total assets                                    $ 2,128,962          $1,872,408

Liabilities and stockholders' equity
Notes payable                                   $--                  $    5,253
Accounts payable                                    230,364             172,508
Accrued expenses                                    271,214             240,256
Federal and foreign income taxes                    117,348              75,845
Unearned revenue                                    448,196             371,100
Other current liabilities                            15,537              16,364

Total current liabilities                         1,082,659             881,326

Long-term notes payable                               8,257               8,083
Other noncurrent liabilities                        211,385             176,732

Total liabilities                                 1,302,301           1,066,141

Capital stock                                        29,586              29,162
Paid-in capital                                      90,193              77,320
Retained earnings                                 1,017,681             916,420
Foreign currency translation adjustment           ( 36,024)            ( 35,906)
Less:  Treasury stock, at cost                   ( 274,775)           ( 180,729)

Total stockholders' equity                          826,661             806,267

Total liabilities and stockholders'             $ 2,128,962          $1,872,408
equity



See accompanying notes to consolidated condensed financial statements.


      THE READER'S DIGEST ASSOCIATION, INC. AND SUBSIDIARIES
          CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
         Nine-month periods ended March 31, 1994 and 1993
                          (in thousands)
                            (unaudited)



                                                        Nine-month period ended
                                                               March 31,

                                                        1994              1993
Cash flows from operating activities:
Net income                                       $    218,458        $  181,548
Depreciation and amortization                          30,966            32,198
Cumulative effect of changes in accounting             25,830            50,938
principles
Other, net                                          ( 20,319)          ( 77,819)

Net cash provided by operating activities             254,935           186,865

Cash flows from investing activities:
Proceeds from maturities and sales of
 marketable securities and
 short-term investments                               241,066            61,738
Purchases of marketable securities
 and short-term investments                        ( 230,791)          ( 57,066)
Capital expenditures                                ( 24,007)          ( 34,743)
Proceeds from other long-term investments, net         20,333             9,427
Other, net                                              2,477             4,732

Net cash provided by (used in) investing                9,078          ( 15,912)
activities

Cash flows from financing activities:
Dividends paid                                     ( 117,197)         ( 102,359)
Common stock repurchased                            ( 99,177)         ( 114,511)
Other, net                                                459            11,003

Net cash used in financing activities              ( 215,915)         ( 205,867)

Effect of exchange rate changes on cash                 1,784          ( 16,711)

Net increase (decrease) in cash and cash               49,882          ( 51,625)
equivalents

Cash and cash equivalents at beginning of             183,526           292,703
period
Cash and cash equivalents at end of period       $    233,408        $  241,078


See accompanying notes to consolidated condensed financial statements.

      THE READER'S DIGEST ASSOCIATION, INC. AND SUBSIDIARIES
       NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
               (in thousands, except per share data)
                            (unaudited)

(1) Basis of Presentation

The company reports on a fiscal year beginning July 1. The three-month periods ended
March 31, 1994 and 1993 are the third fiscal quarters of fiscal year 1994 and fiscal year 1993, respectively.

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

(2) Changes in Accounting Principles

The company adopted Statement of Financial Accounting Standards No.
(SFAS) 112, "Employers' Accounting for Postemployment Benefits," on July 1, 1993. SFAS 112 requires the accrual of benefits such as disability, severance and health insurance provided to former or inactive employees prior to retirement over an employee's period of service. The cumulative effect of the change was a pre-tax charge of $42,000 offset by tax benefits of $16,170 for a net after-tax charge of $25,830, or $.23 per share. The incremental expense in the three-month and nine-month periods associated with the adoption of SFAS 112 was not significant. Results for the three-month and nine-month periods ended March 31, 1993 have not been restated for SFAS 112.

In the fourth quarter of fiscal 1993, the company adopted SFAS 106, "Employers' Accounting for Postretirement Benefits," and SFAS 109, "Accounting for Income Taxes," retroactively to the first quarter of fiscal 1993. SFAS 106 requires the accrual of the expected costs of postretirement medical and other nonpension benefits during an employee's period of service. SFAS 109 changes the method of accounting for income taxes to an asset and liability approach from the deferred method required under Accounting Principles Board Opinion No. 11. Results for the nine-month period ended March 31, 1993 have been restated to reflect the cumulative effect of these changes, a pre-tax charge of $84,313 offset by tax benefits of $33,375 for a net after-tax charge of $50,938, or $.42 per share. In addition, results for the three-month and nine-month periods ended March 31, 1993 include the incremental expense associated with SFAS 106. Fiscal 1994 results include a comparable current period expense associated with SFAS 106.

(3) Earnings Per Share

Earnings per share is based on the average number of common shares outstanding for the period and net income after deducting preferred stock dividend requirements of $327 in each of the three-month periods ended March 31, 1994 and 1993 and $981 in each of the nine-month periods ended
March 31, 1994 and 1993.

(4) Stockholders' Equity

On March 14, 1994, the company announced that it plans to repurchase up to five million shares of Class A nonvoting common stock from time to time in open market transactions. This is the company's third such program since it became public in February, 1990. The company completed its second program, announced in May, 1993, to repurchase three million shares of Class A nonvoting common stock in March, 1994.



(5)  Inventories

                                      March 31,           June 30,
                                         1994               1993

Raw materials                       $ 18,083            $   20,790
Work-in process                       37,271                42,553
Finished goods                       116,094               106,115
                                    $171,448            $  169,458



(6) Segment Information

The company's operations consist of the following segments:
Reader's Digest magazine, books and home entertainment products, special interest magazines and other operations. The books and home entertainment products segment includes books and music and video products. The special interest magazines segment includes magazines acquired or launched since 1987. A summary of revenues by business segments and major geographic areas for the three-month and nine-month periods ended March 31, 1994 and 1993, is as follows:

                                  Three-month period ended           Nine-month period ended
                                         March 31,                          March 31,

BUSINESS SEGMENTS                  1994            1993              1994          1993

Revenues


Reader's Digest magazine      $  167,623      $  173,519          $  510,838   $  538,257
Books and home
 entertainment products          502,422         527,567           1,458,908    1,528,875
Special interest magazines        21,513          20,845              62,500       58,732
Other operations                  17,612          15,686             116,304       98,416

Total revenues                $  709,170      $  737,617          $2,148,550   $2,224,280


GEOGRAPHIC AREAS

Revenues

United States                $  278,599      $  307,592           $  878,670   $  911,277
International                   430,571         430,025            1,269,880    1,313,003

Total revenues      $           709,170      $  737,617            2,148,550    2,224,280



               The Reader's Digest Association, Inc.
               Management's Discussion and Analysis
         of Financial Condition and Results of Operations


Results of Operations

Changes in Accounting Principles
On July 1, 1993 the company adopted Statement of Financial Accounting Standards No. (SFAS) 112, "Employers' Accounting for Postemployment Benefits." As a result, the company recognized a one-time, non-cash, after-tax charge for the cumulative effect of this change of $25.8 million, or $.23 per share which is reflected in the results for the nine-month period ended March 31, 1994. The incremental expense associated with this change was not significant. Results for the third quarter and nine-month period ended March 31, 1993 have not been restated for SFAS 112.

Results for the third quarter and nine-month period ended March 31, 1993 have been restated to reflect the adoption in the fourth quarter of fiscal 1993 of SFAS 106, "Employers' Accounting for Postretirement Benefits," and SFAS 109, "Accounting for Income Taxes." Results for the nine-month period ended March 31, 1993 reflect the one-time, non-cash, after-tax cumulative effect charge of $50.9 million, or $.42 per share, and additional expense related to SFAS 106 for the third quarter and fiscal year-to-date period. Fiscal 1994 third quarter and nine-month period results include a comparable current period expense associated with SFAS 106.


Three-Month Period Ended March 31, 1994 Compared with Three-Month
Period Ended March 31, 1993

Revenues/Operating Profit
The company's worldwide revenues for the three-month period ended March 31, 1994 decreased $28.4 million, or 4%, to $709.2 million compared with revenues for the same period a year ago. Excluding the effect of changes in foreign currency exchange rates, revenues decreased about 2%. For the third quarter, U.S. revenues decreased 9% mainly due to lower levels of activity in the books and home entertainment products business, which is consistent with the company's plan to return this business to its historic growth levels, and a decrease in Reader's Digest magazine advertising revenue. International revenues were even with the prior year. Excluding the effect of changes in foreign currency exchange rates, international revenues increased about 3%. This 3% increase in international revenues was below the nine-month revenue growth trend due to timing of product offerings and product mix in several locations, as well as lower Reader's Digest magazine advertising revenues. Worldwide operating profit for the company increased 1% to $137.0 million in the third quarter of fiscal 1994 compared with $135.9 million in the third quarter of fiscal 1993. Excluding the effect of changes in foreign currency exchange rates, operating profit increased about 4%.

Other Income, Net
Other income, net for the quarter decreased $4.0 million to $13.7 million compared with $17.7 million a year ago. Interest income was $10.6 million in fiscal 1994 compared with $12.1 million in
fiscal 1993.    Other income, net also includes the effects of
foreign exchange transactions and hedging activity ($1.8 million expense in fiscal 1994 compared with $1.5 million income in fiscal
1993) and gains on certain investments ($5.3 million in fiscal 1994 compared with $9.1 million in fiscal 1993).

Earnings Per Share
Earnings per share for the quarter increased 1% to $.80 from $.79 in the comparable period last year. Excluding the combined effect of foreign exchange on operating profit and on other income, net, earnings per share increased about 6%. Excluding the combined total effect of foreign exchange and gains on certain investments, earnings per share increased about 7%.

Business Segments
The company's operations are divided into four business segments:
(1) Reader's Digest magazine,
(2) books and home entertainment products, (3) special interest magazines and (4) other operations.

Reader's Digest magazine revenues decreased $5.9 million, or 3%, to $167.6 million compared with $173.5 million a year ago. Excluding the effect of changes in foreign currency exchange rates, revenues decreased about 2%. The decrease was attributable to lower worldwide advertising revenues caused by a decrease in advertising pages in a difficult global advertising environment. Approximately two-thirds of the decrease in advertising revenues was offset by increased subscription pricing. Circulation levels declined slightly as the U.S. circulation rate base was lowered in January, 1994 from 16.25 million to 15.0 million in accordance with the company's announcement in September, 1993. Operating profit decreased primarily because of the decrease in revenues.

Books and home entertainment products revenues decreased $25.2 million, or 5%, to $502.4 million compared with $527.6 million for the same period a year ago. Excluding the effect of changes in foreign currency exchange rates, revenues decreased about 3%. This 3% decrease was primarily attributable to lower unit sales due to lower activity in the U.S. U.S. revenues declined compared with the prior year consistent with the company's strategy of optimizing its U.S. profitability through lower levels of activity in order to form a solid customer base for future growth. Operating profit in this segment increased primarily as a result of decreased promotional spending related to the lower activity in the U.S.

Special interest magazines revenues increased $.7 million, or 3%, to $21.5 million from $20.8 million a year ago. The effect of changes in foreign currency exchange rates on revenues was not significant. The increase in revenues was caused almost entirely by higher advertising revenues due to increased advertising rates. Circulation levels were approximately the same as the prior year. Special interest magazines operating performance improved compared with the prior year primarily because of increased revenues and lower amortization of intangible assets.


Nine-Month Period Ended March 31, 1994 Compared with Nine-Month
Period Ended March 31, 1993

Revenues/Operating Profit
The company's worldwide revenues for the nine-month period ended March 31, 1994 decreased $75.7 million, or 3%, to $2.15 billion compared with revenues for the same period a year ago. Excluding the effect of changes in foreign currency exchange rates, revenues increased about 3%. United States revenues decreased 4% mainly due to lower levels of activity in the books and home entertainment products business, which is consistent with the company's plan to return this business to its historic growth levels, and a decrease in Reader's Digest magazine advertising revenue. It has been twelve months since the company initially discussed performance issues in the U.S. books and home entertainment business. The measures put in place since last spring are meeting the company's expectations. Better targeting of mailings and promotional activity has led to higher response rates, fewer returns of products and better payment performance. The company is increasingly confident that it is on the right track to return this business to historical growth levels within the 12 to 24 month time frame discussed a year ago. International revenues were 3% less than the prior year. Excluding the effect of changes in foreign currency exchange rates, international revenues increased about 8%. Worldwide operating profit increased 1% to $328.8 million compared with the prior year. Excluding the effect of changes in foreign currency exchange rates, operating profit increased about 10%.
This 10% increase was primarily because of increased international revenues (excluding the effect of changes in foreign currency exchange rates) and lower promotional spending in the U.S. books and home entertainment products business.


Other Income, Net
Other income, net for the nine-month period increased $17.6 million to $68.5 million compared with $50.9 million a year ago. This increase was primarily the result of increased gains on certain investments ($42.2 million in fiscal 1994 compared with $22.1 million in fiscal 1993). Other income, net also includes the effects of foreign exchange transactions and hedging activity ($2.2 million expense in fiscal 1994 compared with $1.9 million expense in fiscal 1993) and interest income ($31.6 million in fiscal 1994 compared with $40.1 million in fiscal 1993).


Earnings Per Share
Earnings per share before the cumulative effect of changes in accounting principles increased 8% to $2.10 from $1.94 in the comparable period last year. This increase exceeded operating profit growth because of higher gains from certain investments and the reduction in outstanding shares due to the company's ongoing share repurchase program. Excluding the combined effect of foreign exchange on operating profit and on other income, net, earnings per share before the cumulative effect of changes in accounting principles increased about 17%. Excluding the combined total effect of foreign exchange and gains on certain investments, earnings per share before the cumulative effect of changes in accounting principles increased about 11%.

For the nine-month period, comparative earnings were reduced by $.17 per share from the adverse impact of foreign exchange. The company has hedged a substantial portion of its exchange exposure from its international businesses for the remainder of fiscal 1994 in order to limit the negative impact on full-year earnings to about $.20 per share. For the nine-month period, capital gains contributed about $.23 per share in fiscal 1994 compared with approximately $.12 per share in fiscal 1993. Further capital gains may not be realized in fiscal 1994. In the fourth quarter of fiscal 1993, the company realized $7.4 million, or about $.04 per share, in capital gains from certain investments.


Business Segments
Reader's Digest magazine revenues decreased $27.5 million, or 5%, to $510.8 million compared with $538.3 million a year ago. Excluding the effect of changes in foreign currency exchange rates, revenues were about even with the prior year. These consistent revenues were due to lower worldwide advertising revenues caused by a decrease in advertising pages in a difficult global advertising environment being offset primarily by increased subscription pricing. For the nine-month period, average circulation levels remained approximately the same as the prior year. Operating profit decreased primarily because of lower advertising revenues and an increase in promotional spending.

Books and home entertainment products revenues decreased 5%, or $70.0 million, to $1.46 billion compared with $1.53 billion for the same period a year ago. Excluding the effect of changes in foreign currency exchange rates, revenues increased about 3%. This increase was primarily attributable to higher prices and sales of a higher priced product mix. U.S. revenues declined compared with the prior year consistent with the company's strategy of optimizing its U.S. profitability through lower levels of activity in order to form a solid customer base for future growth. Operating profit in this segment increased as a result of decreased promotional spending related to the lower activity in the U.S and higher international revenues.

Special interest magazines revenues increased $3.8 million, or 6%, to $62.5 million from $58.7 million a year ago. Excluding the effect of changes in foreign currency exchange rates, revenues increased about 7%. Approximately three-fourths of the increase in revenues was caused by increased advertising revenues because of increased advertising rates. The balance of the increase was due to higher subscription pricing. Circulation levels remained approximately the same as the prior year. Special interest magazines operating loss was reduced primarily because of increased revenues and lower amortization of intangible assets.

Workforce Reduction
In November, 1993 the company announced a reduction in its U.S. workforce of about 200 people. This reduction was designed to bring the cost structure of U.S. operations in line with revenues, and staffing levels in line with business activities. The costs of the workforce reduction have been charged against the SFAS 112 accrual.


Liquidity and Capital Resources
March 31, 1994 Compared with June 30, 1993
Cash and cash equivalents, short-term investments and marketable securities increased about $64 million to $787 million at March 31, 1994, compared with $723 million at June 30, 1993. The increase was primarily the result of cash provided from operations ($255 million) exceeding payments for dividends ($117 million) and the repurchase of 2.4 million shares of Class A nonvoting common stock ($99 million).

The company paid a $.35 per share dividend on its common stock in the third quarter of fiscal 1994 compared with $.30 per share a year ago. This represents a 17% increase over the prior year's quarterly dividend payment. At the current rate, the company will pay a total dividend of $1.35 in fiscal 1994 compared with $1.15 in fiscal 1993. In March, 1994 the company completed its second share repurchase program of three million shares which began in May, 1993. In March, 1994 the company also announced a third share repurchase program to acquire up to an additional five million shares of Class A nonvoting common stock.

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

In December 1993, the American Institute of Certified Public Accountants issued Statement of Position (SOP) 93-7, "Reporting on Advertising Costs." This statement sets forth the guidelines for the recognition and reporting of advertising costs. Under these guidelines, the costs of direct-response advertising should be capitalized and amortized over the period during which future benefit is expected to be received to better match revenues and related costs of product offerings. Presently, the company generally expenses these costs as they are incurred. SOP 93-7 must be applied by the company no later than the first quarter of fiscal 1995. The company is currently assessing the impact of this statement.


                    PART II.  OTHER INFORMATION



Item 5.   OTHER INFORMATION

          James P. Schadt has been named to succeed George V. Grune as chief executive officer of the company, effective August 1, 1994. Mr. Schadt will continue as president of the company and Mr. Grune will remain chairman of the board of directors of the company.


Item 6.   EXHIBITS AND REPORTS ON FORM 8-K.

          (a)  Exhibits

          10.17 The Reader's Digest Association, Inc. 1994 Key Employee Long Term Incentive Plan.


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






                           The Reader's Digest Association, Inc.
                                        (Registrant)



Date:  May 13, 1994        By:          Anthony W. Ruggiero
                                        Anthony W. Ruggiero
                                        Senior Vice President and
                                        Chief Financial Officer



                                        Sean F. Orr
                                        Sean F. Orr
                                        Vice President and
Controller
                                        Chief Accounting Officer