Form 10-K
period 1994-06-30
READERS DIGEST ASSOCIATION INC
filed 1994-09-27
CIK 858558

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                            FORM 10-K

    [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 1994      Commission file number: 1-10434

              The Reader's Digest Association, Inc.
     (Exact name of registrant as specified in its charter)

                    Delaware                     13-1726769
         (State or other jurisdiction of      (I.R.S. Employer
         incorporation or organization)        Identification
                                                    No.)
             Pleasantville, New York                10570
         (Address of principal executive         (Zip Code)
                    offices)

 Registrant's telephone number, including area code: (914) 238-1000

Securities registered pursuant to Section 12(b) of the Act:

                                            Name of each exchange
             Title of each class              on which registered
       Class A Nonvoting Common Stock      New York Stock Exchange
          par value $.01 per share

         Class B Voting Common Stock       New York Stock Exchange
          par value $.01 per share

Securities  registered  pursuant to Section  12(g)  of  the  Act:
None
                         ______________

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes [X]  No [   ]

The aggregate market value of registrant's voting stock held by non-affiliates of registrant, at September 19, 1994, was approximately $242,110,150, based on the closing price of registrant's Class B Voting Stock on the New York Stock Exchange-
- -Composite Transactions on such date.

As of September 19, 1994, 92,229,152 shares of the registrant's
Class A Nonvoting Common Stock and 21,515,159 shares of the registrant's Class B Voting Common Stock were outstanding.

               DOCUMENTS INCORPORATED BY REFERENCE

Annual Report to Stockholders of registrant for the fiscal year ended June 30, 1994. Certain information therein is incorporated by reference into Part I and Part II hereof.

Proxy Statement for the Annual Meeting of Stockholders of registrant to be held on November 11, 1994. Certain information therein is incorporated by reference into Part III hereof.

                        TABLE OF CONTENTS


                                                                      Page

PART I

   ITEM 1.  BUSINESS                                                     1
     Reader's Digest Magazine                                            2
      Circulation                                                        2
      Advertising                                                        4
      Editorial                                                          6
      Production and Fulfillment                                         7
      Licensed Editions                                                  7
     Books and Home Entertainment Products                               7
      Condensed Books                                                    8
      Series Books                                                       8
      General Books                                                      9
      Music                                                             10
      Video                                                             10
      Reader's Digest Young Families, Inc.                              11
      Production and Fulfillment                                        11
     Direct Mail Operations and Sweepstakes                             12
     Management Information Systems and List Enhancement                13
     Special Interest Magazines                                         14
     Other Businesses                                                   16
     Competition and Trademarks                                         16
     Employees                                                          17
     Executive Officers of the Company                                  17
     Additional Corporate Officers                                      19

   ITEM 2.  PROPERTIES                                                  19
     United States Properties                                           19
     International Properties                                           20
     General                                                            21

   ITEM 3.  LEGAL PROCEEDINGS                                           21

   ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS         21

PART II

   ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
          STOCKHOLDER MATTERS                                           22

   ITEM 6.  SELECTED FINANCIAL DATA                                     22

   ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATION                            22

   ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA                 22

   ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
          ON ACCOUNTING AND FINANCIAL DISCLOSURE                        22

                        TABLE OF CONTENTS
                           (Continued)

                                                                    Page

PART III

   ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT        22

   ITEM 11. EXECUTIVE COMPENSATION                                    22

   ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
          AND MANAGEMENT                                              23

   ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS            23

PART IV

   ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
          ON FORM 8-K                                                 23

   SIGNATURES                                                         26

   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES           27









  "Reader's Digest" is  a registered trademark of The Reader's
                    Digest Association, Inc.
                             PART I


ITEM 1.                       BUSINESS

     The Reader's Digest Association, Inc. ("RDA" and, together with its subsidiaries, the "Company") is a global publisher and direct mail marketer of magazines, books, recorded music collections, home videos and other products. DeWitt and Lila Wallace founded Reader's Digest magazine in 1922. Today, 45 editions of Reader's Digest in 17 languages are read in virtually every country in the world by an estimated 100 million people each month.

     The Company's operations are divided into four business segments: (1) Reader's Digest magazine, (2) books and home entertainment products, (3) special interest magazines and (4) other businesses. For financial information by business segment, see Note 16 to the Company's consolidated financial statements appearing in the Company's 1994 Annual Report to Stockholders, which note is incorporated herein by reference.

     The sale of magazine subscriptions, Condensed Books, series books, general books, music and video products, as well as certain other products, is accomplished principally through direct mail solicitations to households on the Company's customer lists, usually accompanied by sweepstakes entries and, in some cases, premium merchandise offers. The Company's customer lists are maintained on computer data bases throughout the world. The size and quality of the customer lists contribute significantly to the Company's business. The Company's United States customer list includes about 50 million households, and its international lists include a comparable number of households, in the aggregate. Approximately half of the households on the United States list have purchased one or more products or received services from the Company within the past two years. The Company does not rent or sell its customer lists to third parties. The Company's special interest magazines do rent their subscription lists.

     The Company is one of the leading magazine and book publishers in Europe, with operations in Austria, Belgium, Denmark, Finland, France, Germany, Hungary, Italy, the Netherlands, Norway, Portugal, Spain, Sweden, Switzerland and the United Kingdom. The Company also has operations in Australia, Canada, Hong Kong, Mexico, New Zealand and South Africa and publishes Reader's Digest in many other countries, including Argentina, Bolivia, Brazil, Central America, Chile, Colombia, the Czech Republic, the Dominican Republic, Ecuador, Japan, Malaysia, Pakistan, Paraguay, Peru, the Philippines, Puerto Rico, the Russian Federation, Singapore, Sri Lanka, Taiwan, Thailand, Uruguay and Venezuela. Reader's Digest is also published in Korea and India by licensees of the Company.

     Each of the Company's 16 principal international operating subsidiaries is responsible for the full range of the Company's businesses in its territory and separately maintains its own customer list. Editorial content of the international editions of Reader's Digest, Condensed Books, general books, series books and music and video products is also the responsibility of each subsidiary and is generally a mix of material published by the Company in the United States and other international markets, adapted as appropriate, and material produced locally. In this manner, the Company's international subsidiaries are able to respond to local markets and customer preferences in their local languages.

     The Company's businesses are organized in three operating groups -- Reader's Digest Europe, Reader's Digest U.S.A. and Reader's Digest Pacific. This structure recognizes the distinct business needs and strategies appropriate in different markets throughout the world. For financial information by geographic area, see Note 16 to the Company's consolidated financial statements appearing in the Company's 1994 Annual Report to Stockholders.

     RDA is a Delaware corporation that was originally incorporated in New York in 1926 and was reincorporated in Delaware in 1951. The mailing address of its principal executive offices is Pleasantville, New York 10570 and its telephone number is (914) 238-1000.


Reader's Digest Magazine

     Reader's Digest magazine is a monthly, general interest magazine consisting of original articles and previously published articles in condensed form, a condensed version of a previously published or soon-to-be published full-length book, monthly humor columns, such as "Laughter, The Best Medicine(r)," "Life In These United States(r)," "Humor In Uniform(r)," "Campus Comedy(r)" and "All In A Day's Work(r)", and other regular features, including "Heroes
For Today(r)," "It Pays To Enrich Your Word Power(r)" and "News From The World Of Medicine(r)." Reader's Digest began publication in
1922. Today, Reader's Digest has a worldwide circulation of approximately 27 million and an estimated 100 million readers each month, generating revenues of $689,089,000 in fiscal 1994, as compared with $720,047,000 in fiscal 1993 and $685,044,000 in fiscal 1992. The Company began publication of a Czech language edition in October 1993 and over the next few years plans to launch several new editions of Reader's Digest. A Polish edition is scheduled to start in May 1995. International editions for many years have contained a substantial amount of local and international editorial material in addition to selections from the United States edition.

     In September 1993, the ABC Television Network broadcast a special program entitled "Reader's Digest: On Television," which was developed together by ABC and Reader's Digest and showcased the editorial power of Reader's Digest and the variety of drama, entertainment and information that appears in its pages each month. The Company continues to explore television to determine the best way to proceed in this medium.


  Circulation

     Based on the most recent audit report issued by the Audit Bureau of Circulation, Inc. ("ABC"), a not-for-profit organization that monitors circulation in the United States and Canada, the Company has determined that the United States edition of Reader's Digest has the largest circulation of any United States magazine, other than one that is automatically distributed to all members of the American Association of Retired Persons. Approximately 95% of the United States circulation of Reader's Digest consists of subscriptions. The balance consists of single copy sales at newsstands and in supermarkets and similar establishments. In the United States, the newsstand price of Reader's Digest is currently $2.25 per copy and the regular subscription price is $22.46 per year, including delivery charges. The Company sells one-year subscriptions to Reader's Digest, with the subscription price payable near the beginning of the term of the subscription.

     The following table sets forth the global circulation rate base of Reader's Digest, by edition, effective January 1994.

                                               Circulation
          Edition                               Rate Base
   Europe:
     Belgium--Flemish                             86,000
     Belgium--French                              94,000
     Czech Republic                               50,000
     Denmark                                     116,000
     Finland                                     337,000
     France                                    1,056,000
     Germany and Austria                       1,250,000
     Hungary                                     150,000
     Italy                                       541,000
     The Netherlands                             390,000
     Norway                                      197,000
     Portugal                                    250,000
     Russia                                      100,000
     Spain                                       107,000
     Sweden                                      201,000
     Switzerland--French                          85,000
     Switzerland--German                         245,000
     United Kingdom                            1,600,000

   Asia/Pacific:
     Australia                                   450,000
     Hong Kong and other Asia--Chinese           104,000
     Hong Kong and other Asia--English            73,000
     India--English                              364,000
     India--Hindi                                 18,000
     Korea                                       123,000
     Malaysia--English                            54,000
     New Zealand                                 150,000
     Philippines--English                         90,000
     Singapore--English                           60,000
     Taiwan--Chinese                             186,000

   North America:
     Canada--English                           1,231,000
     Canada--French                              317,000
     United States--English                   15,000,000
     United States--Spanish                      130,000

   Latin America:
     Argentina                                   127,000
     Brazil                                       56,000
     Central America                              35,000
     Chile                                        41,000
     Colombia                                     55,000
     Ecuador                                      10,000
     Mexico                                      620,000
     Peru                                         33,000
     Puerto Rico/Dominican Republic               60,000
     Uruguay/Paraguay/Bolivia                     38,000
     Venezuela                                    33,000

   Other:
     South Africa                                413,000
      Total                                   26,726,000

     Reader's Digest is truly a global magazine. The European editions together have the largest paid circulation of any magazine in Europe. The Latin American editions together have the largest paid circulation of any magazine in Latin America. The Asian/Pacific editions together have the largest paid circulation of any magazine in that area of the world. In addition, Reader's Digest has the largest paid circulation of any monthly general interest magazine in Australia, Belgium, Canada, Denmark, Finland, France, Germany, Italy, Mexico, the Netherlands, New Zealand, Norway, Portugal, Sweden, Switzerland and the United Kingdom and several markets in South America and Asia. The global nature of Reader's Digest positions the Company well to serve opening markets in Eastern Europe. For most international editions of Reader's Digest, subscriptions comprise about 90% of circulation. The balance is attributable to newsstand and other retail sales. The Latin American editions are distributed exclusively through retail outlets, except for the Mexican edition, which is sold principally through subscriptions.

     The average annual subscription renewal rate for the United States edition of Reader's Digest magazine, remained approximately the same at 65% as of June 1994, compared with 66% as of June 1993. The current average renewal rates for international editions are generally equivalent to the United States rate, but are as high as 76% in Finland, 75% in Switzerland, 74% in Germany and Portugal, 73% in Belgium and 70% in Australia and Korea.

     The Company maintains its circulation rate base through annual subscription renewals and new subscriptions. The circulation rate base for the United States--English edition was reduced from 16,250,000 to 15,000,000 effective with the January 1994 issue. In the United States, the Company sells approximately five million new subscriptions each year in order to maintain its circulation rate base. New subscriptions are sold primarily by direct mail, with extensive use of sweepstakes entries and, in some cases, premium merchandise offers. As is customary in the industry, new subscriptions are generally offered at a discount from both the newsstand price and the regular subscription price of Reader's Digest. The largest percentage of subscriptions is sold between July and December of each year. Many of these subscriptions are purchased by current subscribers as gifts for others as part of the Company's Christmas promotion. The Company also conducts its largest mailings of introductory offers to non-subscribers during this period. The Company receives a small portion of its subscription orders from unrelated subscription sellers. Subscriptions to Reader's Digest may be canceled at any time. If a customer cancels during the term of a subscription, the Company refunds the portion of the subscription price that relates to issues not yet shipped.

     Worldwide revenues from circulation accounted for $553,849,000, or 80% of the total revenues of Reader's Digest magazine, in the fiscal year ended June 30, 1994.


  Advertising

     The following table sets forth the number of advertising pages carried by Reader's Digest and its advertising revenues (before deducting discounts and commissions) in the United States and internationally for each of the last five fiscal years. United States figures are as reported by Publishers Information Bureau, Inc. ("PIB"), an independent organization that analyzes and reports on monthly advertising space and revenues in general circulation magazines and newspaper supplements. International figures are estimated by the Company based on data contained in the LNA/Rome Report of Expenditures in International Media, a compilation of selected international advertising activity.

                                    Number of          Gross
                                   Advertising      Advertising
                                  Pages Carried     Revenues <F1>
   1994:
     United States Edition                 837     $118,480,000
     All International Editions<F2>     11,772      116,307,700
        Total                           12,609     $234,787,700

   1993:
     United States Edition               1,042     $138,101,000
     All International Editions<F2>     12,829      120,230,500
        Total                           13,871     $258,331,500

   1992:
     United States Edition                 852     $104,148,700
     All International Editions<F2>     13,001      114,956,800
        Total                           13,853     $219,105,500

   1991:
     United States Edition                 945    $  99,997,400
     All International Editions<F2>     13,242      107,070,900
        Total                           14,187     $207,068,300

   1990:
     United States Edition               1,120     $116,631,400
     All International Editions<F2>     14,986      105,413,800
        Total                           16,106     $222,045,200

__________

<F1>
(1) Gross advertising revenues are computed from basic one-time rates and the number of advertising pages carried and, therefore, exceed actual advertising revenues as included in the Company's financial statements. Actual advertising revenues reflect lower rates for multiple insertion, volume discounts and cash discounts.
<F2>
(2) Includes United States Spanish language edition.

     Reader's Digest maintains an average ratio of editorial pages to advertising pages of not less than 60/40, which is among the highest in the publishing industry, based on statistics published by Hall's Magazine Report, a trade report. In order to maintain this ratio, Reader's Digest will add additional editorial pages to issues which contain a greater number of advertising pages. The Company believes that the editorial quality of Reader's Digest is the principal factor responsible for its high subscription base. Because Reader's Digest is circulation-driven rather than advertising-driven, its revenue base is less vulnerable to adverse trends in the advertising industry than are those of many other magazines.

     The United States and the larger international editions of Reader's Digest offer advertisers different regional editions, major market editions and demographic editions. These editions, containing the same editorial material, permit advertisers to concentrate their advertising in specific markets or to target specific audiences. Reader's Digest sells advertising in both the United States and international editions principally through an internal advertising sales force. The Company sells advertisements in multiple editions worldwide, and offers advertisers discounts for placing advertisements in more than one edition.

     Worldwide revenues from advertising accounted for $135,240,000, or 20% of the total revenues of Reader's Digest magazine, in the fiscal year ended June 30, 1994.

  Editorial

     Reader's Digest is a reader-driven, family magazine. Editorial content is, therefore, crucial to the loyal subscriber base that constitutes the cornerstone of the Company's operations. The editorial goal of Reader's Digest is to inform, enrich, entertain and inspire. The articles, book section and features included in Reader's Digest cover a broad range of contemporary issues and reflect an awareness of traditional values. Unlike many magazines, Reader's Digest offers reprints of many articles in response to reader demand. In fiscal 1994, the Company sold almost six million reprints.

     The United States editions on average contain about 160 editorial pages, among the highest of any major magazine, as reported by Hall's Magazine Report. The table of contents is printed on the front cover of each issue in order to stress editorial content. The compact size of the magazine complements the concise editorial presentation and has, over many years, become a principal distinguishing aspect of the appearance of Reader's Digest.

     The editorial content of the articles in Reader's Digest continually evolves so as to retain a relevant and contemporary flavor and cover a variety of subjects. Many of the longstanding features in Reader's Digest magazine, such as the humor columns and the Drama In Real Life(r) articles, are widely recognized by a substantial portion of the reading public in the United States and in other countries in which Reader's Digest is well established.

     Approximately half the selections in Reader's Digest are original articles written by staff writers or free-lance writers. The balance are selected from existing published sources. All material is condensed by Reader's Digest editors. In the United States, editorial staff members read approximately 600 publications each month in order to identify selections suitable for condensation and reprinting in Reader's Digest. The Company then obtains necessary copyrights or permissions from the authors and publishers. Reader's Digest solicits anecdotes and humor from its readers, to whom it pays a fee upon publication. In fiscal 1994, the Company received more than 280,000 reader contributions. The Company's art editors commission original illustrations and photographs to accompany editorial selections.

     The Company employs a professional staff for research and fact-checking and believes that its research and fact-checking standards are among the highest in the publishing industry. All published pieces are researched and checked prior to publication, including condensed versions of articles previously published by others and anecdotes contributed by readers.

     Each international edition has a local editorial staff responsible for the editorial content of the edition. The mix of locally generated editorial material, material taken from the United States edition and material taken from other international editions varies greatly among editions. In general, the Company's larger international editions, for example, in Canada, France, Germany and the United Kingdom, carry more original or locally adapted material than do smaller editions.


  Production and Fulfillment

     All editions of Reader's Digest are printed by independent third parties. The United States edition is currently printed by one printer at its location in New York State. In September 1994, the Company signed a new 10-year printing agreement with another printer, commencing in late 1996, to produce the United States edition at its Pennsylvania location. The Company has had a longstanding relationship with the current and future printers of the United States edition and with the printers of most of the international editions, some of whom are also publishers of other magazines that compete with Reader's Digest. Nonetheless, the Company believes that generally there is an adequate supply of alternative printing services available to the Company at competitive prices, should the need arise. The Company has developed plans to minimize recovery time in the event of a disaster at an existing printing facility.

     The principal raw materials used in the publication of Reader's Digest are coated and uncoated paper. The Company has supply contracts with a number of suppliers of paper in the United States. Each international edition separately contracts for a supply of paper. In addition, the Company has entered into arrangements for paper with European paper supply companies, upon which any of the international editions may draw. These arrangements permit Reader's Digest to qualify for volume discounts for which each international edition alone would not be eligible. The Company believes that its existing supply contracts provide an adequate supply of paper for its needs and that, in any event, alternative sources are available at competitive prices. Paper prices are affected by a variety of factors, including demand, capacity, pulp supply, and general economic conditions.

     Subscription copies of the United States edition of Reader's Digest are delivered through the United States Postal Service as second class mail. Subscription copies of international editions are also delivered through the postal service in each country. For additional information about postal rates and service, see "Direct Mail Operations and Sweepstakes."

     Newsstand and other retail distribution is accomplished through a distribution network. The Company has contracted in each country with a magazine distributor for the distribution of Reader's Digest. The Company gives credit for unsold copies of Reader's Digest each month, as is customary in the industry. The United States retail circulation of Reader's Digest is approximately 800,000 per month. Many retail buyers of Reader's Digest subsequently become subscribers.


  Licensed Editions

     Three international editions--the Korean and the two Indian editions--are not produced by subsidiaries of the Company, but rather are published by third parties to whom the Company has licensed the right to publish Reader's Digest and use the Company's trademarks. The Reader's Digest Fund for the Blind, Inc., a New York not-for-profit corporation, publishes a large-type edition of Reader's Digest, pursuant to a royalty-free license. The Company also licenses, royalty-free, the right to publish a braille edition and a recorded edition of Reader's Digest. Revenues from licensed editions are not material.


Books and Home Entertainment Products

     The Company publishes and markets, principally by direct mail, Reader's Digest Condensed Books, series books, general books created by the Company or acquired from third parties, recorded music collections and home video products. See "Direct Mail Operations and Sweepstakes."


  Condensed Books

     Reader's Digest Condensed Books is a continuing series of condensed versions of current popular fiction and, to a limited extent, nonfiction. Condensation reduces the length of an existing text, while retaining the author's style, integrity and purpose. Condensed Books appeal especially to consumers who have limited reading time and enjoy the convenience of direct-mail purchasing. Also, the price of a Condensed Book is a fraction of the total retail price of the individual titles, if purchased separately. The Company began publishing Condensed Books in 1950. Today, 15 editions of Condensed Books published in 12 languages are marketed in 23 countries. The Company sells about 20 million copies of Condensed Books annually. In fiscal 1994, Condensed Books generated worldwide revenues of $363,924,000, as compared with $352,305,000 in fiscal 1993 and $340,246,000 in fiscal 1992.

     Each Condensed Books volume typically contains condensed versions of four recently published books, which are selected and condensed by the Company's staff of Condensed Books editors and copy editors. Condensed Books are illustrated by free-lance artists. Recent works which have appeared as Condensed Books in the United States include Fatal Cure, by Robin Cook, Decider, by Dick Francis, I'll Be Seeing You, by Mary Higgins Clark, and Having Our Say, by Sarah and A. Elizabeth Delany with Amy Hill Hearth. The Company publishes the condensed version approximately three to six months after publication of the full-length version.

     International editions of Condensed Books generally include some material from the United States edition or from other international editions, translated and edited as appropriate, and some condensations of locally published works. Each local editorial staff determines whether existing Condensed Books selections are appropriate for their local market.

     Each volume of Condensed Books will usually contain a variety of types of works. Works included may be by well-known or less well-known authors. The Company's research indicates that readers do not consider the relative fame of the author to be important to their enjoyment of a particular selection. The Company selects works that reflect the traditional values with which the Company and Condensed Books have always been associated.

     The Company publishes six volumes of Condensed Books a year in the United States. Some of the Company's international subsidiaries also publish six volumes a year, while others publish five. Condensed Books are marketed as an open-ended series. The Company automatically ships a volume to each established Condensed Books customer every two to three months until a cancellation is received. New customers are solicited primarily by direct mail, with extensive use of sweepstakes entries and premium merchandise offers. See "Direct Mail Operations and Sweepstakes."


  Series Books

     The Company also markets series books typically in the same manner as Condensed Books, in that the first book is offered free of charge, and subsequent books are automatically shipped until the Company receives a cancellation. Series books are published in two types: reading series and illustrated series. Some of the Company's book series are open-ended continuing series, while others consist of a limited number of volumes. The Company sells about nine million copies of series books annually. In fiscal 1994, series books generated worldwide revenues of $214,949,000, as compared with $228,761,000 in fiscal 1993 and $190,737,000 in fiscal 1992.

     Previously launched reading series in the United States include World's Best Reading, consisting of full-length editions of classic works of literature, of which six volumes are published each year, and Great Biographies, a 15-volume series of condensed versions of biographies of famous historical figures. Today's Best Nonfictionr, introduced in June 1989, is published five times per year. Each volume contains condensed versions of four contemporary works of nonfiction. Recent selections include D-Day: June 6, 1944, by Stephen E. Ambrose, The Fifties, by David Halberstam, Den of Lions, by Terry Anderson, and Days of Grace, by Arthur Ashe and Arnold Rampersad.

     Illustrated series, which are marketed in the United States and several other countries, include The Reader's Digest American Medical Association Home Medical Library, People and Places of the World, and Successful Gardening. In addition, the Vie Sauvage illustrated series is marketed in seven countries outside of the United States. Illustrated series are generally closed ended.

     Series books are published in nine languages and marketed in 18 countries. The Company's global publishing group coordinates the development of books that are considered likely to have global consumer appeal and that will require only limited adaptation for use in different countries. Today's Best Nonfiction and World's Best Reading were introduced during fiscal 1990 and 1991 by some of the Company's international operating subsidiaries. Currently, Today's Best Nonfiction is published in 10 countries in three languages and World's Best Reading is published in 11 countries in four languages. Additional book series are in various stages of development or testing in the United States and internationally.


  General Books

     The Company's general books consist primarily of reference books, cookbooks, "how-to" and "do-it-yourself" books, songbooks, and books on subjects such as history, travel, religion, health, nature and the home. The Company's most successful books are Book of the Road, Do-It-Yourself, You and the Law, Great World Atlas, and the Illustrated Guide to Gardening. Many of these titles, along with the more recent Practical Problem Solver, reflect the Company's strategy of producing books with global appeal--the ability to generate strong sales throughout the world with only limited adaptation. Six of the Company's titles have sold in excess of five million copies worldwide. In the United States alone, the Company has had eight "million-seller" books in the last five fiscal years. The Company sold more than 27 million copies of general books in fiscal 1994. General books are published in 12 languages and are marketed in 31 countries. In fiscal 1994, general books generated worldwide revenues of $755,165,000, as compared with $826,445,000 in fiscal 1993 and
$770,533,000 in fiscal 1992.

     New books are generally original Reader's Digest books but may also be books acquired from other publishers. During the development period for an original Reader's Digest book, the Company conducts extensive research and prepares an appropriate marketing strategy for each book.

     The Company enjoys a reputation for producing books of editorial accuracy and high quality within the genres in which the Company publishes. Prepublication testing and the Company's customer lists provide statistical data supporting the projected market for the proposed book before substantial expenses are incurred for the creation of the book. Moreover, the Company is able to generate through its customer lists average sales per title that are, based on published reports, considered high in the publishing industry, which permits editorial expense to be absorbed over a larger number of units.

     The typical initial print order for a Reader's Digest book in the United States is several hundred thousand copies.
Although most sales of a general book will result from the initial bulk promotional mailing, substantial additional sales occur through subsequent promotions, catalog sales and the use of sales inserts in mailings for other Reader's Digest products.
The Company also distributes a small portion of its books for retail sale in bookstores, through third-party distributors.

     The Company's global publishing group coordinates the development of books that are considered likely to have global consumer appeal and that will require only limited adaptation for use in different countries. International subsidiaries acquire some of their general book titles from the Company in the United States or from other international subsidiaries.

     The Company is pursuing the use of electronic media and new technologies, such as CD-ROM and computer on-line services. In September 1994, the Company announced an agreement with Microsoft Corporation to produce original multimedia software for home computer users based on editorial content of the Company's best-selling books. The CD-ROM will be marketed by both companies and will carry both the Reader's Digest(r) and the Microsoft(r) Home brand names. Under the agreement, the Company has global direct mail rights and Microsoft Corporation has worldwide retail rights to the product.


  Music

     The Company publishes recorded music packages, which it sells by direct mail on cassettes and compact discs. The music packages are generally collections of previously recorded material by a variety of artists, which the Company combines in a particular collection. The collections span a broad range of musical styles, including classical, country, popular contemporary, jazz, rock 'n' roll, easy listening and religious music. All of the Company's music packages are multi-unit sets, typically including three to four cassettes or the equivalent on compact discs. Two of the Company's music products, consisting of multiple cassettes or compact discs, have sold 1,500,000 sets, the equivalent of over 10 million cassettes by music industry standards. Several other collections have each sold in excess of 1,000,000 sets. In certain markets, the Company also sells music series, which are marketed in the same manner as Condensed Books and series books. The Company sold more than nine million music sets in fiscal 1994. In fiscal 1994, music products generated worldwide revenues of $392,370,000, as compared with $399,944,000 in fiscal 1993 and $349,148,000 in fiscal 1992.

     In addition to obtaining the rights to existing recordings, the Company also conducts recording sessions, principally of popular contemporary, classical and light classical orchestral and choral selections, in order to create its own library of recordings for use in its music packages. There are currently more than 15,000 selections in the Company's library. The Company anticipates, however, that most of the recordings included in its packages will continue to be obtained from third parties under royalty agreements.

     The marketing strategy for music packages is similar to that for general books. Extensive preproduction research is conducted to help identify saleable music products and potential purchasers within the Company's customer lists.

     The Company markets music products in 20 countries. Music products cannot generally be adapted for use in diverse international markets to the same extent as general books. The cost of creating a music package, however, is less than the cost of creating a book. The Company generally markets different music products in each international market, although many music concepts and series have been adapted for other markets.

     The Company utilizes the services of one contractor for a substantial portion of its supply of music products in the United
States. It believes that the same services are readily available from other sources on competitive terms.


  Video

     The Company began producing home video products in 1986 and is currently expanding its video operations. The Company's home video products are in genres similar to its general books. Several original video products have won awards of excellence, including three Emmy awards, and have appeared on the Disney Channel and the Discovery Channel. The Company sold more than four million home video products in fiscal 1994. The Company continues to expand its video operations in international markets and is presently marketing video products in the United States and 16 other countries. Most of the Company's original video programs have been leased to cable television networks. The Company has also begun to sell its home video products through retail establishments. In fiscal 1994, home video products generated worldwide revenues of $173,889,000, as compared with $150,611,000 in fiscal 1993 and $94,105,000 in fiscal 1992.


  Reader's Digest Young Families, Inc.

     During fiscal 1994, the Company established Reader's Digest Young Families, Inc., a new wholly owned subsidiary that creates and markets children's books and home entertainment products. The new subsidiary brings together in one stand-alone operation the business of Joshua Morris Publishing, Inc., a book publisher acquired in 1991, and the publishing imprint of Reader's Digest Kids(r). Reader's Digest Young Families publishes books in 25 languages and is introducing more than 40 titles for the fall 1994 season.


  Production and Fulfillment

     The various editions of Condensed Books are printed and bound by third-party contractors, most of whom have had longstanding relationships with the Company. The Company owns the printing press and certain other equipment at the printing facility for the United States edition of Condensed Books. The Company solicits bids for the printing and binding of each general book or book series. Production and manufacture of music and video products is typically accomplished through third parties.

     The principal raw material necessary for the publication of Condensed Books, series books and general books is paper. The Company has a number of paper supply arrangements relating to paper for Condensed Books. Paper for series books and general books is purchased for each printing. The Company believes that existing contractual and other available sources of paper provide an adequate supply at competitive prices. Third parties arrange for the acquisition of some of the necessary raw materials for the manufacture of music and video products.

     Fulfillment, warehousing and payment processing are conducted principally by independent contractors. Most of the Company's products are packaged and delivered to the Postal Service directly by the printer or supplier. For information about postal rates and service, see "Direct Mail Operations and Sweepstakes."

     In all of the Company's direct mail sales, a customer may return any book or home entertainment product to the Company either prior to payment or after payment for a refund. The Company believes that its returned goods policy is essential to its reputation and also elicits a greater number of orders, many of which are not returned because of the generally high satisfaction rate of consumers with the Company's products. Nonetheless, this policy and a "first book free" policy for Condensed Books and series books result in a significant amount of returned goods.

     Sales of the Company's books and home entertainment products are seasonal to some extent. In the direct mail industry as a whole, the winter months have traditionally had higher consumer response than other times of the year. Sales are also higher during the pre-Christmas season than in spring and summer.


Direct Mail Operations and Sweepstakes

     The sale of magazine subscriptions, Condensed Books, series books, general books, music and video products, as well as certain other products, is accomplished principally through direct mail solicitations to households on the Company's customer lists, usually accompanied by sweepstakes entries and, in some cases, premium merchandise offers. For many years the Company has been acknowledged as a pioneer and innovator in the direct mail industry. The Company was among the first to use sweepstakes in conjunction with its mailings and to employ certain information management techniques designed to increase the accuracy of mailing lists and eliminate duplicate entries.

     A typical Reader's Digest direct mail promotion includes literature about the product being promoted, which may be Reader's Digest magazine, Condensed Books, a book series, or an individual book, music or video product, and also includes an order form and a sweepstakes entry. Many promotions offer a "premium," which is a small gift item, such as a road atlas, at no additional charge, if the consumer purchases the product being promoted. Some include an eye-catching item visible from the outside of the envelope, such as a coin, a key or a miniature license plate. Each of these devices helps to increase the number of consumers who read the promotional material, which in turn increases the "pull," or the number of orders received in response to a mailing, according to the Company's research.

     To promote the sale of its products in the United States, the Company offers in its promotional mailings participation in an annual sweepstakes, whose prizes totaled $12,000,000 for the 1994 edition and will total about $13,000,000 for 1995. The grand prize is generally $5,000,000 payable in cash installments. Prizes may be supplemented based on various criteria such as the promptness of the response. A consumer need not order a product to return a valid sweepstakes entry. Generally, each of the Company's international subsidiaries sponsors its own sweepstakes, the mechanics of which vary from jurisdiction to jurisdiction, depending upon local law.

     The Company has from time to time been party to administrative proceedings or court actions with respect to its direct mail practices and its use of sweepstakes. In the United States, the Company is a party to consent decrees (the "Consent Decrees") with the Federal Trade Commission, dating from the early 1960's. The Company believes that many of the provisions of the Consent Decrees represent the Federal Trade Commission's current interpretation of applicable law, and as such, are equally applicable to all direct mail companies and promotional sweepstakes. The Company does not believe that the additional requirements to which it is subject have an adverse effect on its ability to compete with other direct mail marketers.

     From time to time, the Company is involved in proceedings concerning its direct mail promotions. Although existing laws and regulations governing direct mail operations and sweepstakes limit certain aspects of the Company's business, especially in certain European jurisdictions, the Company believes that the present regulatory restrictions in the jurisdictions in which it operates do not prevent the Company from employing the direct mail and promotion incentive tools necessary to its business.
The Company cannot predict, however, future laws or regulations which may be enacted or implemented in the jurisdictions in which it operates. More restrictive laws or regulations governing sweepstakes or direct mail, which have been considered in some jurisdictions, principally in Europe, could adversely affect the business of the Company in those jurisdictions.

     The Company is subject to postal rate increases that affect its product deliveries, promotional mailings and billings. In the United States, delivery charges are stated separately on bills for Reader's Digest subscriptions, books and home entertainment products. In many international jurisdictions, however, delivery charges must be included in the price of the product. Moreover, postal rate increases for promotional mailings and billings can be recouped by the Company only indirectly, mainly through price increases. Postage is one of the Company's largest expenses in its promotional and billing activities. In the past, the Company has had sufficient advance notice of most increases in postal rates so that the higher rates could be factored into the Company's pricing strategies and operating plans. Increased prices (or increased delivery charges paid by customers) may have a negative effect on sales. The Company may, therefore, be unable to recover the full amount of postal rate increases from its customers, particularly rate increases for promotional mailings. The Company attempts to contain postal expenses by the use of pre-sorting and other cost saving measures.

     The Company relies on postal delivery service in the jurisdictions in which it operates for timely delivery of its products and promotional mailings. In the United States, delivery service is generally satisfactory. Some international jurisdictions, however, experience periodic work stoppages in postal delivery service or less than adequate postal efficiency. The Company has from time to time experienced such problems in several countries. Although these problems have not had a significant impact on the Company, there can be no assurance that generally favorable conditions will continue. Delayed delivery of the Company's products may result in an increased rate of subscription cancellations or reduced rate of renewals for Reader's Digest magazine and a higher rate of returned goods for books and home entertainment products. In addition, marketing strategies depend on certain promotional mailings arriving at consumers' homes on certain dates. Delayed delivery of promotional mailings can significantly affect the pull of a given mailing. The Company devotes substantial time to its relations with postal authorities in the jurisdictions in which it operates.

     In some states in the United States and in some foreign jurisdictions, some or all of the Company's products are subject to sales tax or value added tax. Tax, like delivery, is generally stated separately on bills where permitted by applicable law. Nonetheless, tax increases or imposition of new taxes will increase the total cost to the customer and thus may have a negative effect on sales. Moreover, in jurisdictions where applicable tax must be included in the purchase price, the Company may be unable to fully recover from customers the amount of any tax increase or new tax.


Management Information Systems and List Enhancement

     The size and quality of the Company's customer list in each country in which it operates contribute significantly to its business and the Company is constantly striving to improve its lists. The Company's lists contain, in addition to names and addresses, demographic, promotional and purchase history data accumulated about its customers, which the Company uses in its product development and marketing efforts. The Company believes that its United States list of about 50 million households, over half the total number of households in the country, is one of the largest mail response lists in the United States. The Company's international lists include a comparable number of households, in the aggregate. Approximately half of the households on the United States list have purchased one or more products or received services from the Company within the last two years. Unlike many publishers, the Company does not rent or sell its lists to third parties. The Company's special interest magazines do rent their subscription lists.

     The Company maintains all of its customer lists on computer. The Company maintains extensive security at all of its data sites, keeps backup copies of its customer lists off-site and maintains fully operational backup data processing facilities.

     The Company is making and will continue to make significant investments in management information systems in order to improve its operating efficiencies, increase the level of service provided to its customer base and facilitate globalization of the Company.

     List management activity is limited in some international subsidiaries because local jurisdictions, particularly in Europe, have data protection laws or regulations prohibiting or limiting the exchange of such information. Certain jurisdictions also prohibit the retention of information, other than certain basic facts, about noncurrent customers. Although data protection laws may hinder the Company's list enhancement capacity, the Company believes that current laws and regulations do not prevent the Company from engaging in activities necessary to its business. The Company cannot predict the scope of any future data protection laws or their effect on the Company's business.


Special Interest Magazines

     In fiscal 1987, the Company began a program to acquire special interest magazines that the Company deems consistent with its image, editorial philosophy and market expertise. Travel Holiday(r) magazine (acquired in December 1986) is a practical travel magazine aimed at middle income travelers. The Family Handyman(r) magazine (acquired in December 1987) provides instructions and guidance for "do-it-yourself" home improvement projects. New Choices For Retirement Living(r) magazine (acquired in January 1988) is aimed at active, mature readers and provides information on entertainment, travel, health and leisure time activities. American Health(r) magazine (acquired in February
1990) provides helpful information on medicine, nutrition, psychology and fitness. These magazines are sold by subscription. The Family Handyman and American Health are also sold on newsstands. In addition, Travel Holiday is distributed to members of a travel club, which also provides its members with various other benefits, such as travel insurance. Like most magazines, the Company's special interest magazines are highly dependent on advertising revenue, and are therefore susceptible to negative trends in the demand for advertising. Each of these magazines publishes 10 issues per year. In fiscal 1990, the Company expanded its special interest magazine business to the United Kingdom, with the acquisition of Moneywise magazine, a magazine devoted to helping families manage their finances.

     The following table sets forth the circulation rate base of each of the Company's United States special interest magazines as of the end of each of the last five fiscal years, as well as the number of advertising pages carried and the advertising revenues (before deducting discounts and commissions) for those fiscal years. Circulation rate base data is as reported to ABC and advertising data is as reported by PIB.

                                           Number of         Gross
                          Circulation     Advertising     Advertising
                           Rate Base     Pages Carried   Revenues <F1>
The Family Handyman<F2>:
     1994                      1,000,000         508    $15,333,200
     1993                      1,000,000         467     12,982,200
     1992                      1,000,000         439     10,779,600
     1991                      1,000,000         441     11,230,800
     1990                      1,300,000         378      8,995,200
Travel Holiday:
     1994                        575,000         589     13,566,500
     1993                        550,000         521     10,507,700
     1992                        550,000         458      8,887,500
     1991                        550,000         450      8,098,900
     1990                        550,000         413      6,980,400
New Choices For Retirement Living:
     1994                        575,000         417     11,486,300
     1993                        575,000         384     10,179,800
     1992                        575,000         324      7,065,800
     1991                        575,000         323      6,757,300
     1990                        575,000         381      7,408,400
American Health<F3>:
     1994                        800,000         443     11,822,100
     1993                        800,000         433     10,144,100
     1992                        800,000         424      9,213,300
     1991                        800,000         295      5,904,700
     1990                        800,000         603     11,541,500

____________

<F1>
(1) Gross advertising revenues are computed from basic one-time rates and the number of advertising pages carried and, therefore, exceed actual advertising revenues as included in the Company's financial statements. Actual advertising revenues reflect lower rates for multiple insertion, volume discounts and cash discounts.
<F2>
(2) The circulation rate base was reduced to 1,000,000 effective in January 1991.

<F3>
(3) Acquired by the Company in February 1990.

     Moneywise had a circulation rate base of 114,000, 100,000, 86,000, 86,000 and 45,000 as of the end of fiscal 1994, 1993,
1992, 1991 and 1990, respectively.

     Of total revenues of $90,607,000 for the Company's special interest magazines in fiscal 1994, 60% was generated by circulation revenues and 40% by advertising revenues. At July 1, 1994, The Family Handyman had a cover price of $2.25 and a basic annual subscription price of $19.97, Travel Holiday had a basic annual subscription price of $12.97, New Choices For Retirement Living had a basic annual subscription price of $18.97, and American Health had a cover price of $1.95 and a basic annual subscription price of $18.97.

     Since acquiring each magazine, the Company has upgraded editorial quality, effected changes in personnel, revised marketing strategies and created a management infrastructure. The U.S. magazines are promoted to the Company's U.S. customer list and the Company's other products are promoted to each magazine's customer list, as appropriate. The Company believes that this strategy will help to expand the Company's customer base for all of its products.

     The Company is working with software developers and computer on-line services to adapt its magazines to new technologies. Within the past year, The Family Handyman has become available through The CompuServe Information Service and Travel Holiday became available through America Online and through the Electronic Newsstand on the Internet.

     The Company has made and continues to make expenditures in its special interest magazines with a view toward long-term growth. When appropriate, the Company will also discontinue publication of a magazine. Although the Company does not have any current plans with respect to any acquisitions of additional magazines, it will make additional acquisitions if and when appropriate magazines become available on terms the Company finds satisfactory.


Other Businesses

     In some markets, the Company also sells other products by direct mail, principally language courses (consisting of written materials and cassettes) and globes. Revenues from these activities are not material to the Company's business.

     The Company's wholly owned subsidiary, QSP, Inc. ("QSP"), is in the business of assisting schools and youth groups in their fundraising efforts. QSP's staff helps schools and youth groups prepare fundraising campaigns in which participants sell magazine subscriptions, music and video products, books, food and gifts. QSP derives its revenue from a portion of the proceeds of each sale. Several hundred publishers (including the Company) make magazine subscriptions available to QSP at a substantial discount. QSP also obtains discounted music products from a large music publisher. Processing of magazine subscription orders and payments is performed for QSP by an independent contractor. The Company's Canadian subsidiary is a 50% owner of a Canadian company which engages in Canada in the same type of fundraising activities as QSP. The other 50% is owned by another large Canadian publisher.


Competition and Trademarks

     Although Reader's Digest magazine is a unique and well-established institution in the magazine publishing industry, it competes with other magazines for subscribers and with magazines and all other media, including radio and television, for advertising. The Company believes that the extensive and longstanding international operations of Reader's Digest provide the Company with a significant advantage over competitors seeking to establish a global publication.

     The Company owns numerous trademarks that it uses in its business worldwide. Its two most important trademarks are "Reader's Digest" and the "Pegasus" logo. The Company believes that the name recognition, reputation and image that it has developed in each of its markets significantly enhance customer response to the Company's direct mail sales promotions. Accordingly, trademarks are important to the Company's business and the Company aggressively defends its trademarks.

     The Company believes that its name, image and reputation, as well as the quality of its customer lists, provide a significant competitive advantage over many other direct mail marketers. However, the Company's books and home entertainment products business is in competition with companies selling similar products at retail as well as by direct mail. Because tests show that consumers' responses to direct mail promotions can be adversely affected by the overall volume of direct mail promotions, the Company is also in competition with all other direct mail marketers, regardless of whether the products being offered are similar to the Company's products. The Company believes that it has greater resources than many of its direct mail competitors, and that, consequently, it is better able to withstand potential negative industry trends, such as postal rate increases.

     Each of the Company's special interest magazines is in competition with other magazines of the same genre for readers and advertising. Nearly all of the Company's products compete with other products and services that utilize leisure activity time or disposable income.


Employees

     As of June 30, 1994, the Company employed approximately 6,700 persons worldwide. Approximately 2,500 were employed in the United States and 4,200 were employed by the Company's international subsidiaries. The Company's relationship with its employees is generally satisfactory.


Executive Officers of the Company

     The following paragraphs set forth the name, age and offices with the Company of each present executive officer of the Company, the period during which each executive officer has served as such and each executive officer's business experience during the past five years:


       Name and Age           Positions and Offices With the Company

George V. Grune  (65)       Mr. Grune is Chairman of the Board of the
                            Company.  He served as Chairman and Chief
                            Executive Officer from 1984 through July
                            1994, when he retired as Chief Executive
                            Officer upon reaching age 65. Mr. Grune has been a member of the Board of Directors of the Company since 1976. He joined the Company in 1960.

James P. Schadt  (56)       Mr. Schadt was elected Chief Executive
                            Officer of the Company effective August
                            1994 and continues as President.  He
                            joined the Company as President and Chief
                            Operating Officer and was elected to the Board of Directors of the Company in September 1991. He was a member of the board of directors of Cadbury Schweppes plc of London and Chief Executive Officer of its worldwide beverage business,
                            Cadbury Beverages, Inc., from 1986
                            through July 1991.

Melvin R. Laird  (72)       Mr. Laird has been a member of the Board
                            of Directors of the Company since 1990.
                            He has served as Senior Counsellor since
                            1974 and was elected to the additional
                            position of Vice President in 1989.  Mr.
                            Laird joined the Company in 1974.

Kenneth A.H. Gordon  (57)   Mr. Gordon has been President, Reader's
                            Digest U.S.A., since July 1993.  In
                            addition, having been a Vice President of the Company since 1982, he became a Senior Vice President in January 1994.
                            He was President, International Group
                            from October 1989 to June 1993.  He
                            joined the Company in 1960.


       Name and Age          Positions and Offices With the Company

Heikki K. Helenius  (52)    Mr. Helenius has been President, Reader's
                            Digest Europe and Vice President of the
                            Company since July 1993.  He was Vice
                            President, International Group from
                            January 1992 to June 1993 and was
                            Managing Director of the Company's
                            Finnish subsidiary prior thereto.  Mr.
                            Helenius joined the Company in 1972.

Martin J. Pearson  (47)     Mr. Pearson, who joined the Company in
                            August 1973, has been President, Reader's
                            Digest Pacific and Vice President of the
                            Company since July 1993.  He was Managing
                            Director of Reader's Digest Australia
                            from January 1990 to June 1993 and was
                            its Marketing Director prior thereto.

Peter J.C. Davenport  (54)  Mr. Davenport was named Senior Vice
                            President, Global Direct Marketing in
                            January 1994.  He had been Vice
                            President, Global Direct Marketing since
                            September 1991 and Vice President and
                            Deputy Director, International Group
                            since 1988.  Mr. Davenport joined the
                            Company in 1958.

Joseph M. Grecky  (55)      Mr. Grecky has been Senior Vice
                            President, Human Resources since January
                            1994.  He had been Vice President, Human
                            Resources since he joined the Company in 1987.

Carole M. Howard  (49)      Mrs. Howard joined the Company in 1985 as
                            Vice President, Public Relations and
                            Communications Policy.  She had worked
                            for AT&T for 18 years in various public
                            relations, advertising and marketing
                            positions.

Thomas M. Kenney  (47)      Mr. Kenney has been President, U.S.
                            Magazine Publishing since July 1993 and a
                            Vice President since he joined the
                            Company in October 1989 as President,
                            Magazine Publishing Group.  From 1986
                            through September 1989, he was President of Thomas Kenney & Company Inc., an investment banking firm specializing in magazine publishing companies.

Bruce G. Koe  (51)          Mr. Koe, who joined the Company in
                            October 1992 as Vice President, Global
                            Operations, was Vice President,
                            Diversified Products Group of Western
                            Publishing Company, Inc. from September
                            1990 to October 1992 and was Vice
                            President of Banta Corporation from
                            September 1986 to September 1990.

Marcia M. Lefkowitz  (50)   Ms. Lefkowitz has been Vice President,
                            Marketing, Reader's Digest U.S.A. since
                            July 1993.  She served as Vice President,
                            Marketing Systems from February 1993 to
                            June 1993, Vice President, Global New
                            Business Development from August 1990 to
                            January 1993 and Vice President,
                            Corporate Planning and Development from
                            November 1988 to July 1990.  Ms.
                            Lefkowitz joined the Company in 1967.


       Name and Age           Positions and Offices With the Company

Barbara J. Morgan  (49)     Mrs. Morgan has been Vice President and
                            Editor-in-Chief, Condensed Books since
                            August 1987.  She joined the Company in
                            January 1973.

Kenneth A. Nelson  (49)     Mr. Nelson joined the Company as Vice
                            President, Management Information Systems in November 1990. Since 1980, he had served in a number of management capacities for Mars, Inc.

John A. Pope, Jr.  (61)     Mr. Pope has been Vice President since
                            March 1984 and Editor-in-Chief, General
                            Books since September 1991.  He joined
                            the Company in February 1968.

Anthony W. Ruggiero  (53)   Mr. Ruggiero was elected Senior Vice
                            President and Chief Financial Officer in
                            January 1994. He had been Vice President and Chief Financial Officer since he joined the Company in July 1990. From
                            1983 to 1989, he was Senior Vice
                            President and Chief Financial Officer and a Director of Squibb Corp. and thereafter served as Senior Vice President and Controller of Bristol-Myers Squibb Co.

Kenneth Y. Tomlinson  (50)  Mr. Tomlinson, who joined the Company in
                            April 1968, has been Vice President since
                            1985 and Editor-in-Chief, Reader's Digest magazine since December 1990.

William H. Willis  (43)     Mr. Willis has been President, Special
                            Markets Group and Vice President of the
                            Company since he joined the Company in
                            January 1994.  He was previously
                            Executive Vice President, Marketing and
                            Sales of Ogden Services Corporation.


Additional Corporate Officers

Connie K. Beck        Vice President, Corporate Secretary and
                      Associate General Counsel
Gregory G. Coleman    Vice President and Publisher, U.S. Reader's
                      Digest and Special Interest Magazines
Milan Kofol           Vice President and Treasurer
Joseph G. NeCastro    Vice President and Controller
Jack A. Smith         Vice President, Corporate Planning and
                      Development

      Pursuant to the By-Laws of the Company, officers serve at the pleasure of the Board of Directors. Officers of the Company are elected annually to serve until their respective successors are elected and qualified.


ITEM 2.   PROPERTIES

United States Properties

       The Company's headquarters and principal operating facilities are situated on approximately 120 acres in Westchester County, New York, much of which the Company acquired in 1940. The site includes five principal buildings aggregating approximately 697,000 square feet that house executive, administrative, editorial and operational offices, and data processing and other facilities. Joshua Morris Publishing, Inc. also owns approximately 11,000 square feet of space in Wilton, Connecticut.

      The Company leases approximately 84,000 square feet of warehouse space in Brewster, New York. QSP leases approximately 80,000 square feet in Conyers, Georgia, 48,000 square feet in Pinola, Georgia, 20,000 square feet in Stone Mountain, Georgia and 17,000 square feet in Ridgefield, Connecticut.

      In New York City, the Company leases approximately 181,000 square feet of office space in a total of four buildings, portions of which are used as editorial offices for its books and home entertainment products business, as advertising sales offices for Reader's Digest magazine and as offices for the Company's special interest magazines.

       The   Company  leases  space  for  an  editorial   bureau,
advertising sales offices and other purposes in various cities in the United States.


International Properties

     The following table contains information about all operating properties owned by the Company outside the United States and the headquarters, in many cases including operating facilities, of each of the Company's principal international operating subsidiaries.

                                          Principal               Square
     Location                                Use                 Footage
 Owned:
    Sydney, Australia                    Headquarters                93,200
                                         Editorial Offices           20,000
    Vienna, Austria                      Administrative Office        1,300
    Montreal, Canada                     Headquarters                96,200
                                         Editorial Offices           34,000
                                         Lettershop                  20,000
    Helsinki, Finland                    Headquarters                40,000
    Bagneux, France                      Headquarters               109,500
    Montigny, France                     Lettershop & Warehouse      74,500
    Stuttgart, Germany                   Headquarters                68,000
                                         Editorial Offices           14,000
    Hong Kong                            Headquarters                81,700
    Milan, Italy                         Headquarters               152,000
    Verona, Italy                        Warehouse                  109,200
    Mexico City, Mexico                  Headquarters                28,700
    Amsterdam, The Netherlands           Headquarters                43,300
    Lisbon, Portugal                     Headquarters                58,000
    Azeitao, Portugal                    Warehouse                   62,000
    Capetown, South Africa               Headquarters                75,000
    Swindon, United Kingdom              Management Information
                                         Systems, Fulfillment,
                                         Warehouse and
                                         Administrative
                                         Offices                    262,500<F1>
     Total Owned Properties                                       1,443,100
__________________

<F1>
(1) The Company owns the building at this facility and leases the underlying land pursuant to a long-term lease expiring in 2076.

                                       Principal         Square
     Location                             Use           Footage
 Leased Headquarters:
    Brussels, Belgium                Headquarters      20,700
    Budapest, Hungary                Headquarters      13,800
    Kista, Sweden                    Headquarters      19,800
    Zurich, Switzerland              Headquarters      49,200
    London, United Kingdom           Headquarters      55,100

     In addition, the Company leases various other office space, warehouses and operational facilities throughout the world. All international properties leased by the Company, including headquarters, aggregate approximately 570,000 square feet.


General

     The Company believes that its current facilities, together with expansions and upgrading of facilities presently underway or planned, are adequate to meet its present and reasonably foreseeable needs. The Company also believes that adequate space will be available to replace any leased facilities for which the leases expire in the near future.

     The Company also owns printing and related equipment located at printing facilities not owned or leased by the Company. See
Item 1, "Business--Reader's Digest Magazine--Production and
Fulfillment" and "Business--Books and Home Entertainment Products-
- -Production and Fulfillment."


ITEM 3.  LEGAL PROCEEDINGS

     The Company and its subsidiaries are defendants in several lawsuits and claims arising in the regular course of business. Based on the opinions of management and counsel for such matters, recoveries, if any, by plaintiffs and claimants would not materially affect the financial position of the Company or its results of operations.

     Additionally, on December 21, 1993, the Roman Catholic Bishop of San Diego and the Chino Unified School District commenced a lawsuit in the U.S. District Court for the Southern District of California against a subsidiary of the Company, QSP, Inc., and the Company, alleging violation of the federal antitrust laws and seeking treble damages in an unspecified amount and certain injunctive relief. The complaint alleges that QSP, Inc. is unlawfully monopolizing the school and youth group magazine fund raising market. The suit was certified as a class action on July 1, 1994. The Company believes that the suit is without merit and, accordingly, no provision for loss has been made in the Company's consolidated financial statements. The Company intends to defend this action vigorously.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matter was submitted to a vote of security holders of the Company during the fourth quarter of the fiscal year ended June
30, 1994.



                             PART II


ITEM 5. MARKET FOR REGISTRANT'S COMMON
        EQUITY AND RELATED STOCKHOLDER MATTERS

     The information contained in Note 18 to the Company's
Consolidated Financial Statements in the Company's 1994 Annual
Report to Stockholders is incorporated herein by reference.


ITEM 6.  SELECTED FINANCIAL DATA

     The information contained under the caption "Selected
Financial Data" in the Company's 1994 Annual Report to
Stockholders is incorporated herein by reference.

ITEM 7.  MANAGEMENT'S DISCUSSION AND
         ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

     The information contained under the caption "Management's
Discussion and Analysis" in the Company's 1994 Annual Report to
Stockholders is incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The Company's Consolidated Financial Statements appearing on pages 26 through 38 of the Company's 1994 Annual Report to
Stockholders, together with the report thereon of KPMG Peat
Marwick LLP appearing on page 39, are incorporated herein by reference.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE

     None.


                            PART III


ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information with respect to directors of the Company under the caption "Election of Directors" in the Proxy Statement for the Annual Meeting of Stockholders of the Company to be held on November 11, 1994 is incorporated herein by reference. Information with respect to executive officers of the Company appears under the caption "Executive Officers of the Company" in
Item 1 of Part I hereof and is incorporated herein by reference.

ITEM 11.   EXECUTIVE COMPENSATION

     Information with respect to executive compensation under the captions "Executive Compensation," "Report of the Compensation &
Nominating Committee" and "Performance Graph" in the Proxy
Statement for the Annual Meeting of Stockholders of the Company to be held on November 11, 1994 is incorporated herein by reference.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
           MANAGEMENT

     Information with respect to security ownership of certain beneficial owners and management under the caption "Equity
Security Ownership" in the Proxy Statement for the Annual Meeting of Stockholders of the Company to be held on November 11, 1994 is incorporated herein by reference.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information with respect to certain relationships and related transactions under the caption "Executive Compensation-- Miscellaneous" in the Proxy Statement for the Annual Meeting of Stockholders of the Company to be held on November 11, 1994 is incorporated herein by reference.


                             PART IV


ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
       FORM 8-K

(a) (1)   Financial Statements
          Listed on the Index to Consolidated Financial Statements and Schedules on page 27 of this Report.

    (2)    Financial Statement Schedules
           Listed on the Index to Consolidated Financial Statements and Schedules on page 27 of this Report.

    (3)    Exhibits

3.1.1 Restated Certificate of Incorporation of The Reader's Digest Association, Inc. filed with the State of Delaware on February 7, 1990 filed electronically as Exhibit 3.1.1 to the registrant's Form 10-K for the year ended June 30, 1993, is incorporated herein by reference.

3.1.2 Certificate of Amendment of the Certificate of Incorporation of The Reader's Digest Association, Inc.
       filed with the State of Delaware on February 22, 1991 filed electronically as Exhibit 3.1.2 to the registrant's
       Form 10-K for the year ended June 30, 1993, is incorporated herein by reference.

3.2    Amended and Restated By-Laws of The Reader's Digest
       Association, Inc., effective February 22, 1991 filed electronically as Exhibit 3.2 to the registrant's Form 10-
       K for the year ended June 30, 1993, is incorporated herein by reference.

10.1   The Reader's Digest Association, Inc. Management Incentive
       Compensation Plan (Amendment and Restatement as of July
       1, 1994).*

       *Denotes a management contract or compensatory plan.

10.2 The Reader's Digest Association, Inc. 1989 Key Employee Long Term Incentive Plan filed as Exhibit 10.2 to the Registration Statement on Form S-1 (Registration No. 33-32566) filed by registrant on December 19, 1989, is incorporated herein by reference.*

10.3 The Reader's Digest Association, Inc. 1994 Key Employee Long Term Incentive Plan filed electronically as Exhibit
       10.17 to the registrant's Form 10-Q for the quarter ended March 31, 1994, is incorporated herein by reference.*


10.4   The Reader's Digest Association, Inc. Deferred
       Compensation Plan (Amendment and Restatement as of July
       8, 1994).*

10.5   The Reader's Digest Association, Inc. Severance Plan for
       Senior Management (Amendment and Restatement as of July
       8, 1994).*

10.6 The Reader's Digest Association, Inc. Income Continuation Plan for Senior Management (amended and restated) filed electronically as Exhibit 10.5 to the registrant's Form 10-K for the year ended June 30, 1993, is incorporated herein by reference.*

10.7   Excess Benefit Retirement Plan of The Reader's Digest
       Association, Inc. (Amendment and Restatement as of July
       1, 1994).*

10.8 Supplemental Retirement Agreement dated as of May 15, 1985 between the registrant and George V. Grune filed as
       Exhibit 10.12 to the Registration Statement on Form S-1
       (Registration No. 33-32566) filed by registrant on December 19, 1989, is incorporated herein by reference.*

10.9 Supplemental Retirement Benefit Agreement dated as of August 22, 1988 between the registrant and George V. Grune filed as Exhibit 10.7 to the Registration Statement on Form S-1 (Registration No. 33-32566) filed by registrant on December 19, 1989, is incorporated herein by reference.*

10.10 Supplemental Retirement Benefit Agreement dated as of August 25, 1988 between the registrant and Kenneth A. Gordon filed as Exhibit 10.10 to the Registration Statement on Form S-1 (Registration No. 33-32566) filed by registrant on December 19, 1989, is incorporated herein by reference.*

10.11  Supplemental Retirement Benefit Agreement dated as of
       December 12, 1989 between the registrant and Thomas M.
       Kenney filed as Exhibit 10.21 to the registrant's Form 10-
       K for the year ended June 30, 1991, is incorporated herein by reference.*

10.12 Supplemental Retirement Benefit Agreement dated as of August 16, 1990 between the registrant and Anthony W. Ruggiero filed as Exhibit 10.22 to the registrant's Form 10-K for the year ended June 30, 1991, is incorporated herein by reference.*

10.13  The Reader's Digest 1992 Executive Retirement Plan
       (Amendment and Restatement as of July 1, 1994.*

10.14  The Reader's Digest Association, Inc. Deferred
       Compensation Plan for Non--Employee Directors filed as
       Exhibit 10.20 to the registrant's Form 10-K for the year ended June 30, 1990, is incorporated herein by reference.*

     *Denotes a management contract or compensatory plan.

10.15 Agreement dated July 10, 1992 between the registrant and George V. Grune filed as Exhibit 10.15 to the registrant's Form 10-K for the year ended June 30, 1992, is incorporated herein by reference.*

10.16  Supplemental Retirement Benefit Agreement dated as of
       September 13, 1991 between the registrant and James P.
       Schadt filed as Exhibit 10.16 to the registrant's Form 10-
       K for the year ended June 30, 1993, is incorporated herein by reference.*

13 Financial Review appearing at pages 22 through 38 of the registrant's 1994 Annual Report to Stockholders, together with the report thereon of KPMG Peat Marwick LLP appearing on page 39 (furnished for the information of the Securities and Exchange Commission only and not to be deemed filed as part of this Annual Report on Form 10-K, except for the portions thereof that are specifically incorporated herein by reference).

21   Subsidiaries of the registrant.

23   Consent of KPMG Peat Marwick LLP.

27   Financial Data Schedule.

(b)  Reports on Form 8-K

     No report on Form 8-K was filed during the three months ended June 30, 1994.


     *Denotes a management contract or compensatory plan.

                           SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            THE READER'S DIGEST ASSOCIATION, INC.


                                        By:       James P. Schadt
                                                 (James P. Schadt)
                                         President and Chief Executive Officer
Date:  September 26, 1994

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

         Signature                     Title                    Date

     George V. Grune         Chairman of the Board and  September 26, 1994
    (George V. Grune)        a Director

     James P. Schadt         President and Chief        September 26, 1994
    (James P. Schadt)        Executive Officer and a
                             Director

     Melvin R. Laird         Vice President and Senior  September 26, 1994
    (Melvin R. Laird)        Counsellor and a Director

     Anthony W. Ruggiero     Senior Vice President and  September 26, 1994
    (Anthony W. Ruggiero)    Chief
                             Financial Officer

     Joseph G. NeCastro      Vice President and         September 26, 1994
    (Joseph G. NeCastro)     Controller

     William G. Bowen        Director                   September 26, 1994
    (William G. Bowen)

     Lynne V. Cheney         Director                   September 26, 1994
    (Lynne V. Cheney)

     M. Christine DeVita     Director                   September 26, 1994
    (M. Christine DeVita)

     James E. Preston        Director                   September 26, 1994
    (James E. Preston)

     Robert G. Schwartz      Director                   September 26, 1994
    (Robert G. Schwartz)

     Walter V. Shipley       Director                   September 26, 1994
    (Walter V. Shipley)

     C.J. Silas              Director                   September 26, 1994
    (C.J. Silas)

              THE READER'S DIGEST ASSOCIATION, INC.


                      INDEX TO CONSOLIDATED
               FINANCIAL STATEMENTS AND SCHEDULES


                                                                         Page
Report of KPMG Peat Marwick LLP, Independent Auditors                      *

Financial Statements:

   Consolidated Statements of Income--For the Years Ended June
       30, 1994, 1993
       and 1992                                                            *

   Consolidated Balance Sheets--June 30, 1994 and 1993                     *

   Consolidated Statements of Cash Flows--For the Years Ended
       June 30, 1994,
       1993 and 1992                                                       *

   Consolidated Statements of Changes in Stockholders' Equity--
       For the
       Years Ended June 30, 1994, 1993 and 1992                            *

   Notes to Consolidated Financial Statements                              *

Report of KPMG Peat Marwick LLP, Independent Auditors                     28

Schedules:
     I     Marketable Securities and Other Investments                    29
     II    Amounts Receivable From Related Parties                        30
     VIII  Valuation and Qualifying Accounts                              31
     IX    Short-Term Borrowings                                          32
     X     Supplementary Income Statement Information                     33

     All schedules, except those set forth above, have been omitted since the information required to be submitted has been included in the Consolidated Financial Statements or Notes thereto or has been omitted as not applicable or not required.

____________
     *Incorporated by reference to the Company's 1994 Annual
Report to Stockholders.  See Item 8 of the Annual Report on Form
10-K.



                  INDEPENDENT AUDITORS' REPORT



The Stockholders and Board of Directors of The Reader's Digest
Association, Inc.:

Under date of September 7, 1994, we reported on the consolidated balance sheets of The Reader's Digest Association, Inc. and subsidiaries as of June 30, 1994 and 1993, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for each of the years in the three-year period ended June 30, 1994, as contained in The Reader's Digest Association, Inc. 1994 Annual Report to Stockholders. These consolidated financial statements and our report thereon are incorporated by reference in the Annual Report on Form 10-K. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedules as listed in the Index to Consolidated Financial Statements and Schedules in the 1994 Annual Report on Form 10-K. These financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statement schedules based on our audits.

In our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

As discussed in the notes to consolidated financial statements, the Company adopted the provisions of the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 112, "Employers' Accounting for Postemployment Benefits," and the American Institute of Certified Public Accountants' Statement of Position No. 93-7, "Reporting on Advertising Costs," effective July 1, 1993 and the provisions of Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities," effective June 30, 1994. As discussed in the notes to consolidated financial statements, the Company adopted the provisions of the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions," and No. 109, "Accounting for Income Taxes," effective July 1, 1992.


KPMG Peat Marwick LLP
KPMG PEAT MARWICK LLP


New York, New York
September 7, 1994

              THE READER'S DIGEST ASSOCIATION, INC.

    SCHEDULE I -- MARKETABLE SECURITIES AND OTHER INVESTMENTS

                    Year Ended June 30, 1994

                     (Dollars in Thousands)


                                       No. of                    Market       Amount at
                                      Shares or                 Value of   Which Security
        Name of Each Issuer           Principal     Cost of    Each Issue     Issue is
      and Title of Each Issue        Amounts of       Each     at Balance  Carried in the
                                      Bonds and      Issue       Sheet      Balance Sheet
                                        Notes                     Date
Short-term investments:
  Amounts held by United States entities:
     Certificates of deposit         $    359          $    359   $    359    $      359
     U.S. Treasury Bills             $198,000           198,651    199,893       199,893
                                                       $199,010   $200,252    $  200,252
  Amounts held by international entities:
     Certificates of deposit          $11,147          $ 11,147   $ 11,147    $   11,147
     Common stock                      15,027 shs            40         55            55
                                                       $ 11,187    $11,202    $   11,202
      Total short-term investments                     $210,197   $211,454    $  211,454

Long-term investments:
  Amounts held by United States
entities:
     Common stock:
      CML Group                     2,890,950 shs      $  2,309   $ 33,607    $   33,607
      Other                           264,425 shs           990      1,224         1,224
     Corporate Bonds                $  12,000            12,288     12,169        12,169
     Government Bonds               $ 228,000           231,994    218,382       218,382
     State obligations              $   3,650             3,742      3,773         3,773
     U.S. Treasury Bonds            $ 101,000           102,631    102,889       102,889
                                                       $353,954   $372,044    $  372,044

  Amounts held by international entities:
     Other                          $     129          $    129   $    131    $      131


      Total long-term investments   $ 354,083          $372,175   $372,175


              THE READER'S DIGEST ASSOCIATION, INC.

     SCHEDULE II -- AMOUNTS RECEIVABLE FROM RELATED PARTIES

            Years Ended June 30, 1994, 1993, and 1992

                     (Dollars in Thousands)



                                                                                 Balance at End
                                                             Deductions             of Period

                     Balance at              Effect of
                      Beginning               Foreign    Amounts    Amounts                Not
   Name of Debtor     of Period  Additions   Exchange   Collected   Written    Current   Current
                                                                      Off
Year Ended June 30, 1994
  Ralph Hancox          $106        --         $(8)     $    (2)     --         --     $  96<F1>
  Heikki Helenius        100      $ --           --         (50)     --         --        50<F2>
     Total              $206      $ --         $(8)     $   (52)     --         --     $ 146

Year Ended June 30, 1993
  Ralph Hancox          $115        --         $(7)     $    (2)     --         --     $106<F1>
  Heikki Helenius         --      $ 100          --           --     --         --      100<F2>
     Total              $115      $ 100        $(7)     $    (2)     --         --     $206

Year Ended June 30, 1992
  Ralph Hancox          $120         --        $(5)           --     --         --     $115<F1>
     Total              $120         --        $(5)           --     --         --     $115

________

<F1>
(1) Due ninety days after termination
    of employment and secured by a mortgage on real estate owned by Mr. Hancox.
<F2>
(2) Unsecured loan due September 30, 1995.

              THE READER'S DIGEST ASSOCIATION, INC.

       SCHEDULE VIII -- VALUATION AND QUALIFYING ACCOUNTS

            Years Ended June 30, 1994, 1993 and 1992

                     (Dollars in Thousands)

                                            Additions    Deductions<F1>

                               Balance at     Charge                       Balance
                               Beginning     to Costs       Amounts       at End of
         Description           of Period        and       Written Off       Period
                                             Expenses
Year Ended June 30, 1994
 Deducted from Receivables:
   Allowances for Returns and    $198,406     $433,364   $(422,298)       $209,472
   Bad Debts

Year Ended June 30, 1993

Deducted from Receivables:       $173,630     $486,520   $(461,744)       $198,406
   Allowances for Returns and
   Bad Debts

Year Ended June 30, 1992

Deducted from Receivables:       $126,852     $433,558   $(386,780)       $173,630
   Allowances for Returns and
   Bad Debts


________

<F1>
(1)  Deductions include the effect of foreign exchange translation.

              THE READER'S DIGEST ASSOCIATION, INC.

              SCHEDULE IX -- SHORT-TERM BORROWINGS

            Years Ended June 30, 1994, 1993 and 1992

                     (Dollars in Thousands)


                                                                  Average     Weighted
                                        Weighted     Maximum      Amount      Average
                                         Average      Amount    Outstanding    Interest
  Category of Aggregate    Balance At   Interest   Outstanding    During     Rate During
  Short-Term Borrowings      End of       Rate        During    Period <F3>   Period <F4>
                             Period                   Period
Year ended June 30, 1994
  Bank Borrowings <F1>      $    0        0.0%     $5,188       $ 1,716            20.9%
                            $    0                 $5,188       $ 1,716

Year ended June 30, 1993
  Bank Borrowings <F1>      $5,253       20.6%     $5,912       $ 2,697            20.2%
                            $5,253                 $5,912       $ 2,697

Year ended June 30, 1992
  Bank Borrowings <F1>      $  128       11.6%     $2,400       $   385            11.7%
  Notes Payable <F2>         6,258                  8,389         6,288
                            $6,386                $10,789       $ 6,673



________

<F1>
(1) Bank borrowings had various maturities ranging from thirty days to one year.

<F2>
(2) Notes payable were non-interest bearing.

<F3>
(3) The average amount outstanding during the period is the average of the month-end balances.

<F4>
(4) The weighted average interest rate during the period is computed by dividing the weighted average interest expense by the weighted average balance outstanding.

              THE READER'S DIGEST ASSOCIATION, INC.

    SCHEDULE X -- SUPPLEMENTARY INCOME STATEMENT INFORMATION

            Years Ended June 30, 1994, 1993 and 1992

                     (Dollars in Thousands)



                                       Charged to Costs and Expenses

               Item                    1994       1993         1992

Royalties                           $72,490    $73,533       $64,449