Form 10-Q
period 1994-09-30
READERS DIGEST ASSOCIATION INC
filed 1994-11-14
CIK 858558

FORM 10-Q

               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

     [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended September 30, 1994

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

       Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

       As of October 31, 1994, the following shares of the registrant's common stock were outstanding:

Class A Nonvoting Common Stock, $0.01 par value:  91,801,510 shares
Class B Voting Common Stock, $0.01 par value:21,515,159 shares

                                              Page 1 of 12 pages.
              THE READER'S DIGEST ASSOCIATION, INC.

                       Index to Form 10-Q

                       September 30, 1994


Part I - Financial Information                    Page No.

The Reader's Digest Association, Inc. and Subsidiaries
Financial Statements (unaudited):

 Consolidated Condensed Statements of Income
  for the three-month periods ended
  September 30, 1994 and 1993                          3

 Consolidated Condensed Balance Sheets
  as of September 30, 1994 and June 30, 1994           4

 Consolidated Condensed Statements of Cash Flows
  for the three-month periods ended
  September 30, 1994 and 1993                          5

 Notes to Consolidated Condensed Financial Statements  6

Management's Discussion and Analysis
 of Financial Condition and Results of Operations      8


Part II - Other Information                            11

     THE READER'S DIGEST ASSOCIATION, INC. AND SUBSIDIARIES
           CONSOLIDATED CONDENSED STATEMENTS OF INCOME
      Three-month periods ended September 30, 1994 and 1993
              (in millions, except per share data)
                           (unaudited)



                                              Three-month period ended
                                                   September 30,

                                             1994                1993



Revenues                                $  710.8           $  637.2

Cost of sales, fulfillment and             267.0              244.0
 distribution expense
Promotion, selling and                     342.2              325.0
 administrative expense
Effect of promotion accounting               ---             ( 90.4 )
 changes, net

Total operating expenses                   609.2              478.6

Operating profit                           101.6              158.6

Other income, net                            6.2               33.8

Income before provision for income
 taxes and
 cumulative effect of change in            107.8              192.4
 accounting principle

Provision for income taxes                  40.5               74.1

Income before cumulative effect of
 change in                                  67.3              118.3
 accounting principle

Cumulative effect of change in
 accounting                                  ---             ( 25.8 )
 principle, net of tax benefit

Net income                              $   67.3           $   92.5

Earnings per share before cumulative
 effect of                              $   0.59           $   1.01
 change in accounting principle

Cumulative effect of change in
 accounting                                  ---             ( 0.23 )
 principle, net of tax benefit

Earnings per share                      $   0.59           $   0.78

Average common shares outstanding          113.5              116.7


See accompanying notes to consolidated condensed financial statements.


     THE READER'S DIGEST ASSOCIATION, INC. AND SUBSIDIARIES
              CONSOLIDATED CONDENSED BALANCE SHEETS
           As of September 30, 1994 and June 30, 1994
                          (in millions)
                           (unaudited)


                                         September 30,            June 30,
                                             1994                  1994
Assets
Cash and cash equivalents                  $ 199.9         $      183.2
Short-term investments, at cost which
 approximates market                         138.6                211.5
Receivables, less allowances for
 returns and bad debts                       538.9                392.8
Inventories                                  181.8                167.3
Prepaid expenses and other current assets    280.5                242.4

Total current assets                       1,339.7              1,197.2

Marketable securities, at cost               364.0                372.2
Property, plant and equipment, net           241.6                241.8
Other noncurrent assets                      241.6                238.2

Total assets                              $2,186.9         $    2,049.4

Liabilities and stockholders' equity
Accounts payable                           $ 217.3         $      205.5
Accrued expenses                             349.4                346.7
Federal and foreign income taxes             124.0                 84.4
Unearned revenue                             454.0                388.8
Other current liabilities                     14.9                 14.5

Total current liabilities                  1,159.6              1,039.9

Long-term notes payable                        8.9                  8.7
Other noncurrent liabilities                 214.4                209.8

Total liabilities                          1,382.9              1,258.4

Capital stock                                 29.7                 29.7
Paid-in capital                              101.8                 90.3
Retained earnings                          1,032.2              1,005.0
Net unrealized gains on certain                6.6                 11.9
investments
Foreign currency translation adjustment     ( 13.4)              ( 22.1)
Less:  Treasury stock, at cost              (352.9)             ( 323.8)

Total stockholders' equity                   804.0                791.0

Total liabilities and stockholders'       $2,186.9           $  2,049.4
equity


See accompanying notes to consolidated condensed financial statements.


     THE READER'S DIGEST ASSOCIATION, INC. AND SUBSIDIARIES
         CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
      Three-month periods ended September 30, 1994 and 1993
                          (in millions)
                           (unaudited)



                                                Three-month period ended
                                                       September 30,

                                                 1994               1993
Cash flows from operating activities:
Net income                                    $  67.3            $  92.5
Depreciation and amortization                    10.4               10.5
Cumulative effect of change in accounting         ---               25.8
principle
Other, net                                     ( 68.2)           ( 126.2)

Net cash provided by operating activities         9.5                2.6

Cash flows from investing activities:
Proceeds from maturities and sales of
 short-term investments and
 marketable securities                           94.7               59.7
Purchases of short-term investments
 and marketable securities                     ( 19.2)             ( 3.6)
Capital expenditures                            ( 6.6)             ( 5.9)
Proceeds from sales of other long-term            2.5                9.9
investments, net
Other, net                                        0.4                0.5

Net cash provided by investing activities        71.8               60.6

Cash flows from financing activities:
Dividends paid                                 ( 40.1)            ( 35.3)
Common stock repurchased                       ( 31.3)            ( 21.0)
Other, net                                        2.6                0.9

Net cash used in financing activities          ( 68.8)            ( 55.4)

Effect of exchange rate changes on cash           4.2                1.5

Net increase in cash and cash equivalents        16.7                9.3

Cash and cash equivalents at beginning of       183.2              183.5
 period

Cash and cash equivalents at end of period    $ 199.9            $ 192.8


See accompanying notes to consolidated condensed financial statements.

     THE READER'S DIGEST ASSOCIATION, INC. AND SUBSIDIARIES
      NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
              (in millions, except per share data)



(1)  Basis of Presentation

 The company reports on a fiscal year beginning July 1. The three-month periods ended September 30, 1994 and 1993 are the first fiscal quarters of fiscal year 1995 and fiscal year 1994, respectively.

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


(2)  Changes in Accounting Principles

 The company adopted Statement of Financial Accounting Standards No. (SFAS) 112, "Employers' Accounting for Postemployment Benefits," on July 1, 1993. SFAS 112 requires the accrual of benefits such as disability, severance and health insurance provided to former or inactive employees prior to retirement over an employee's period of service. The cumulative effect of the change was a net after-tax charge of $25.8 million, or $.23 per share.

 In the fourth quarter of 1994, the company adopted Statement of Position (SOP) 93-7, "Reporting on Advertising Costs," retroactive to July 1, 1993. Effective with the adoption of SOP 93-7, the company defers the costs of direct response advertising (promotion) and amortizes such costs over the period the related revenues are expected to be earned. The company's former practice was to expense these costs as incurred. As required by the provisions of SOP 93-7, there were no adjustments to prior years' reported results or to the company's consolidated balance sheet as of July 1, 1993.

 In the fourth quarter of 1994 and retroactive to July 1, 1993, the company changed its accounting for premiums to defer and amortize such costs over the period of the related revenues. The company's former practice was to expense these costs as incurred. In the fourth quarter of 1994 and retroactive to July 1, 1993, the company changed its accounting policy to expense external product development costs as incurred. The company's former practice was to defer and expense such costs against the initial revenues generated. The impact of the product development and premium accounting changes on prior years was not significant.

 Results for the first quarter of 1994 were restated to reflect the promotion, premium and product development accounting changes ("effect of promotion accounting changes, net"). As a result of these accounting changes, first quarter 1994 results reflect a one-time increase in operating profit of $90.4 million, or $.47 per share after taxes.

 As of June 30, 1994, the company adopted SFAS 115, "Accounting for Certain Investments in Debt and Equity Securities," which affects the value at which certain investments are recorded in the company's consolidated balance sheet. This adoption had no effect on the company's consolidated statements of income. However, as a result of SFAS 115, the company's short-term investments and marketable securities are recorded in the consolidated balance sheet at fair value with the net unrealized gains and losses on these investments shown as a separate component of stockholders' equity, net of its related tax effects.

(3)  Earnings Per Share

Earnings per share is based on the average number of common shares and common share equivalents outstanding for the period and net income after deducting preferred stock dividend requirements of $.3 million in each of the three-month periods ended September 30, 1994 and 1993.


(4)  Inventories

                                 September 30,            June 30,
                                     1994                   1994

Raw materials                       $  33.1              $  17.4
Work-in-process                        20.6                 23.7
Finished goods                        128.1                126.2
                                    $ 181.8              $ 167.3


(5)  Segment Information

The company's operations consist of the following segments:
(1) Reader's Digest magazine, (2) books and home entertainment products, (3) special interest magazines and (4) other businesses. The books and home entertainment products segment includes books, music and video products. The special interest magazines segment includes magazines acquired or launched since 1987. A summary of revenues by business segment and major geographic areas for the three-month periods ended September 30, 1994 and 1993, is as follows:

                                          Three-month period ended
                                                September 30,

BUSINESS SEGMENTS                        1994                 1993

Revenues

Reader's Digest magazine                $ 171.9          $  164.9
Books and home
 entertainment products                   502.1             439.9
Special interest magazines                 18.7              17.8
Other businesses                           18.1              14.6

Total revenues                          $ 710.8          $  637.2


GEOGRAPHIC AREAS

Revenues

United States                          $  268.7          $  257.4
Europe                                    343.5             288.9
Other Markets                              98.6              90.9

Total revenues                         $  710.8          $  637.2

              The Reader's Digest Association, Inc.
              Management's Discussion and Analysis
        of Financial Condition and Results of Operations


Results of Operations

Three-Month Period Ended September 30, 1994 Compared With Three-
Month Period Ended September 30, 1993.

Changes in Accounting Principles
On July 1, 1993 the company adopted Statement of Financial Accounting Standards No. (SFAS) 112, "Employers' Accounting for Postemployment Benefits." As a result, the company recognized a one-time, after-tax non-cash charge for the cumulative effect of this change of $25.8 million, or $.23 per share.

In the fourth quarter of 1994, the company adopted Statement of Position (SOP) 93-7, "Reporting on Advertising Costs," retroactive to July 1, 1993. Effective with the adoption of SOP 93-7, the company defers the costs of direct response advertising (promotion) and amortizes such costs over the period the related revenues are expected to be earned. The company's former practice was to expense these costs as incurred. As required by the provisions of SOP 93-7, there were no adjustments to prior years' reported results or to the company's consolidated balance sheet as of July 1, 1993.

In the fourth quarter of 1994 and retroactive to July 1, 1993, the company changed its accounting for premiums to defer and amortize such costs over the period of the related revenues. The company's former practice was to expense these costs as incurred. In the fourth quarter of 1994 and retroactive to July 1, 1993, the company changed its accounting policy to expense external product development costs as incurred. The company's former practice was to defer and expense such costs against the initial revenues generated. The impact of the product development and premium accounting changes on prior years was not significant.

Results for the first quarter of 1994 were restated to reflect the promotion, premium and product development accounting changes ("effect of promotion accounting changes, net"). As a result of these accounting changes, first quarter 1994 results reflect a one-time increase in operating profit of $90.4 million, or $.47 per share after taxes.

As of June 30, 1994, the company adopted SFAS 115, "Accounting for Certain Investments in Debt and Equity Securities," which affects the value at which certain investments are recorded in the company's consolidated balance sheet. This adoption had no effect on the company's consolidated statements of income. However, as a result of SFAS 115, the company's short-term investments and marketable securities are recorded in the consolidated balance sheet at fair value with the net unrealized gains and losses on these investments shown as a separate component of stockholders' equity, net of its related tax effects.


Revenues/Operating Profit
The company's worldwide revenues for the three-month period ended September 30, 1994 increased $73.6 million, or 12%, to $710.8 million compared with revenues for the same period a year ago. Excluding the effect of changes in foreign currency exchange rates, revenues increased about 8%. This 8% increase was due to higher sales of books and home entertainment products.

Operating profit for the company was $101.6 million in the first quarter of 1995 compared with
$158.6 million in 1994. Because the accounting changes for promotion, premium and product development costs were adopted, as required, on a prospective basis, operating profit for 1994 is not comparable to that of 1995. Adjusting 1994 results to reflect the accounting practices of 1995 ("comparable basis"), worldwide operating profit would have increased about 18%. Excluding the effect of changes in foreign currency exchange rates, operating profit on a comparable basis increased about 11%. This 11% increase was primarily because of higher revenues.


Other Income, Net
Other income, net for the quarter decreased $27.6 million to $6.2 million compared with $33.8 million a year ago primarily because of lower capital gains on the sales of certain investments ($0.7 million in 1995 compared with $24.7 million in 1994). Interest income was $11.0 million in the first quarter of 1995 compared with $10.4 million in 1994. Other income, net also includes the effect of foreign exchange ($4.2 million expense in 1995 compared with $0.1 million income in 1994).


Income Taxes
The effective income tax rate for the company declined to 37.5% in 1995 from 38.5% in 1994 due to effective global tax planning.
The company anticipates that the effective tax rate will remain at 37.5% throughout 1995.


Earnings Per Share
Earnings per share before the cumulative effect of change in accounting principle was $.59 in 1995 compared with $1.01 in 1994. On a comparable basis, earnings per share decreased about 6%. This 6% decline was due to minimal capital gains on the sales of certain investments in 1995 compared with $.13 per share in 1994. The effects of foreign exchange increased 1995 earnings per share by $.01 per share compared with 1994. Excluding the combined total effect of foreign exchange and capital gains on the sales of certain investments, earnings per share, on a comparable basis, increased about 16%. This earnings per share growth was favorably affected by the reduction in outstanding shares due to the company's ongoing share repurchase program and a lower effective income tax rate.

In the fourth quarter of 1994 the company purchased foreign currency options to hedge its foreign currency exposure. These hedges were implemented at exchange rates and in amounts designed to minimize any unfavorable effect of currency fluctuations on 1995 earnings per share. As these options are required to be reported at fair value, the company may experience some impact on 1995 quarterly results from currency fluctuations. Since the company hedged with options, results for 1995 will continue to benefit if the U.S. dollar continues to weaken. While the company does not predict movements in foreign currency exchange rates, if exchange rates remained as they were in early November for the remainder of the year, the company's 1995 results would benefit from a positive impact on earnings per share of $.10 to $.15 per share compared with 1994.


Business Segments
The company's operations are divided into four business segments:
(1) Reader's Digest magazine,
(2) books and home entertainment products, (3) special interest magazines and (4) other businesses.

Reader's Digest magazine revenues increased $7.0 million, or 4%, to $171.9 million compared with $164.9 million a year ago. Excluding the effect of changes in foreign currency exchange rates, revenues increased about 2%. Approximately two-thirds of this 2% revenue increase was attributable to increased advertising revenues with the remaining one-third due to higher circulation revenues. The increase in advertising revenues was attributable to increased advertising pages as the worldwide advertising environment improved. Circulation revenues increased because of higher subscription pricing. Circulation levels declined slightly due to the decrease in the U.S. magazine's rate base to 15 million from 16.25 million effective January 1, 1994. Excluding the effect of changes in foreign currency exchange rates, operating profit on a comparable basis was essentially the same as that of the prior year.

Books and home entertainment products revenues increased $62.2 million, or 14%, to $502.1 million compared with $439.9 million for the same period a year ago. Excluding the effect of changes in foreign currency exchange rates, revenues increased about 10%. More than half of this 10% increase was attributable to higher unit sales. The remaining increase was due to sales of a higher priced product mix. Revenues in the U.S. and in international markets increased compared with the prior year. The increase in the U.S. revenues was directly attributable to the improved timing and targeting of promotional mailings. This was evidenced by an increase of more than 25% in orders for the general books Great Health Hints and Handy Tips and Who's Who in the Bible compared with book titles offered in the prior year and an increase in Condensed Book membership of over 10%. Excluding the effect of changes in foreign currency exchange rates, operating profit on a comparable basis increased in line with revenues.

Special interest magazines revenues increased $0.9 million, or 5%, to $18.7 million from $17.8 million a year ago. Excluding the effect of changes in foreign currency exchange rates, revenues increased about 5%. The increase in revenues was principally due to higher advertising revenue. Advertising revenues increased because of increases in advertising rates. Circulation levels were about the same as the prior year. On a comparable basis, the operating loss for special interest magazines declined because of increased revenues and lower amortization expense.


Geographic Areas
The company has operations in the United States and in various international locations. International locations are divided between operations in Europe and Other Markets.

United States revenues increased 4% compared with the prior year. Revenues for Europe increased 19% for the quarter compared with the prior year. Excluding the effect of changes in foreign currency exchange rates, revenues for Europe increased about 10%. Revenues for Other Markets increased 8% compared with the prior year. Excluding the effect of changes in foreign currency exchange rates, revenues for Other Markets increased about 9%. The increases in revenues for the U.S., Europe and Other Markets were primarily due to higher books and home entertainment products sales.


Liquidity and Capital Resources
September 30, 1994 Compared With June 30, 1994
Cash and cash equivalents, short-term investments and marketable securities decreased $65 million to $702 million at September 30, 1994, compared with $767 million at June 30, 1994. The decrease was primarily the result of payments of dividends ($40 million) and the repurchase of 735,600 shares of Class A nonvoting common stock ($31 million) exceeding cash provided by operations ($9 million). Unrealized gains on the company's short-term investments and marketable securities decreased $9 million to $10 million at September 30, 1994.

The company paid a $.35 per share dividend on its common stock in the first quarter of fiscal 1995 compared with $.30 per share a year ago. This represents a 17% increase in the first quarter dividend payment. In October 1994, the company's Board of Directors raised the quarterly dividend from $.35 per share to $.40 per share, which at the current rate will result in a total dividend of $1.55 per share for fiscal 1995.

As part of its share repurchase program, the company repurchased 735,600 shares of Class A nonvoting common stock in the first quarter of 1995. The company anticipates that this program, announced in March 1994 to acquire five million shares, should be completed in fiscal 1995.

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

                   PART II.  OTHER INFORMATION



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






                         The Reader's Digest Association, Inc.
                                        (Registrant)



Date:  November 11, 1994   By:          Anthony W. Ruggiero
                                        Anthony W. Ruggiero
                                        Senior Vice President and
                                        Chief Financial Officer



                                        Joseph G. NeCastro
                                        Joseph G. NeCastro
                                        Vice President and Controller
                                        Chief Accounting Officer