Form 10-Q
period 1994-09-30
READERS DIGEST ASSOCIATION INC
filed 1995-02-13
CIK 858558

FORM 10-Q

               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

     [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended December 31, 1994

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

       Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

       As of January 31, 1995, the following shares of the registrant's common stock were outstanding:

Class A Nonvoting Common Stock, $0.01 par value:  90,450,383 shares
Class B Voting Common Stock, $0.01 par value:  21,515,159 shares



                                              Page 1 of 14 pages.


              THE READER'S DIGEST ASSOCIATION, INC.

                       Index to Form 10-Q

                        December 31, 1994


Part I - Financial Information                    Page No.

The Reader's Digest Association, Inc. and Subsidiaries
Financial Statements (unaudited):

 Consolidated Condensed Statements of Income
  for the three and six-month periods
  ended December 31, 1994 and 1993                     3

 Consolidated Condensed Balance Sheets
  as of December 31, 1994 and June 30, 1994            4

 Consolidated Condensed Statements of Cash Flows
  for the six-month periods ended
  December 31, 1994 and 1993                           5

 Notes to Consolidated Condensed Financial Statements  6

Management's Discussion and Analysis
 of Financial Condition and Results of Operations      8


Part II - Other Information                            13



     THE READER'S DIGEST ASSOCIATION, INC. AND SUBSIDIARIES
           CONSOLIDATED CONDENSED STATEMENTS OF INCOME
  Three and six-month periods ended December 31, 1994 and 1993
              (in millions, except per share data)
                           (unaudited)

                                   Three-month period ended           Six-month period ended
                                         December 31,                      December 31,

                                   1994            1993              1994            1993
Revenues                        $  855.6        $   802.2        $1,566.4         $1,439.4

Cost of sales, fulfillment and
 distribution expense              312.3            297.9           579.3            541.9

Promotion, selling and
 administrative expense            382.4            380.7           724.6            705.7

Effect of promotion accounting
   changes, net                      ---           ( 47.2 )           ---          ( 137.6)

Total operating expenses           694.7            631.4         1,303.9          1,110.0

Operating profit                   160.9            170.8           262.5            329.4

Other income, net                    7.0             20.9            13.2             54.7

Income before provision for
 income taxes and
 cumulative effect of change
 in accounting principle           167.9            191.7           275.7            384.1

Provision for income taxes          62.8             73.8           103.3            147.9

Income before cumulative
 effect of change in
 accounting principle              105.1            117.9           172.4            236.2

Cumulative effect of change
 in accounting principle, net
 of tax benefit                      ---              ---             ---           ( 25.8)

Net income                      $  105.1        $   117.9        $  172.4         $  210.4

Earnings per share before
 cumulative effect of
 change in accounting
 principle                      $    .93        $    1.01        $   1.52         $   2.02

Cumulative effect of change
 in accounting principle             ---              ---             ---            ( .23)

Earnings per share              $    .93        $    1.01        $   1.52         $   1.79

Average common shares
 outstanding                       113.0            116.3           113.2            116.5


See accompanying notes to consolidated condensed financial statements.


     THE READER'S DIGEST ASSOCIATION, INC. AND SUBSIDIARIES
              CONSOLIDATED CONDENSED BALANCE SHEETS
            As of December 31, 1994 and June 30, 1994
                          (in millions)
                           (unaudited)




                                           December 31,        June 30,
                                               1994              1994
Assets
Cash and cash equivalents                    $ 172.0     $      183.2
Short-term investments                         131.2            211.5
Receivables, less allowances for
 returns and bad debts                         600.2            392.8
Inventories                                    187.8            167.3
Prepaid expenses and other current assets      315.0            242.4

Total current assets                         1,406.2          1,197.2

Marketable securities                          346.1            372.2
Property, plant and equipment, net             244.3            241.8
Other noncurrent assets                        264.5            238.2

Total assets                                $2,261.1     $    2,049.4

Liabilities and stockholders' equity
Accounts payable                             $ 231.8     $      205.5
Accrued expenses                               375.3            346.7
Federal and foreign income taxes               129.6             84.4
Unearned revenue                               473.3            388.8
Other current liabilities                       20.4             14.5

Total current liabilities                    1,230.4          1,039.9

Other noncurrent liabilities                   227.7            218.5

Total liabilities                            1,458.1          1,258.4

Capital stock                                   29.8             29.7
Paid-in capital                                102.0             90.3
Retained earnings                            1,091.6          1,005.0
Net unrealized gains on certain investments      3.6             11.9
Foreign currency translation adjustment       ( 16.1)          ( 22.1)
Less:  Treasury stock, at cost               ( 407.9)          (323.8)

Total stockholders' equity                     803.0            791.0

Total liabilities and stockholders' equity  $2,261.1         $2,049.4



See accompanying notes to consolidated condensed financial statements.


     THE READER'S DIGEST ASSOCIATION, INC. AND SUBSIDIARIES
         CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
       Six-month periods ended December 31, 1994 and 1993
                          (in millions)
                           (unaudited)



                                             Six-month period ended
                                                  December 31,

                                            1994             1993
Cash flows from operating activities:
Net income                               $  172.4        $  210.4
Depreciation and amortization                21.7            21.0
Cumulative effect of change in                ---            25.8
accounting principle
Other, net                                 (113.9)         (158.8)

Net cash provided by operating               80.2            98.4
activities

Cash flows from investing activities:
Proceeds from maturities and sales of
 short-term investments and
 marketable securities                      202.9           147.1
Purchases of short-term investments
 and marketable securities                ( 109.8)        ( 111.4)
Capital expenditures                       ( 21.8)         ( 14.7)
Proceeds from sales of other long-term        1.3            16.6
investments, net
Other, net                                    0.6             2.3

Net cash provided by investing               73.2            39.9
activities

Cash flows from financing activities:
Dividends paid                             ( 85.8)         ( 76.4)
Common stock repurchased                   ( 88.9)         ( 60.3)
Other, net                                    5.6           ( 2.0)

Net cash used in financing activities     ( 169.1)        ( 138.7)

Effect of exchange rate changes on cash       4.5           ( 2.5)

Net decrease in cash and cash              ( 11.2)          ( 2.9)
equivalents

Cash and cash equivalents at beginning      183.2           183.5
of period
Cash and cash equivalents at end of      $  172.0        $  180.6
period


See accompanying notes to consolidated condensed financial statements.


     THE READER'S DIGEST ASSOCIATION, INC. AND SUBSIDIARIES
      NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
              (in millions, except per share data)
                           (unaudited)


(1)  Basis of Presentation

The company reports on a fiscal year beginning July 1. The three-month periods ended December 31, 1994 and 1993 are the second fiscal quarters of fiscal year 1995 and fiscal year 1994, respectively.

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

Results for fiscal 1994 were restated to reflect the promotion, premium and product development accounting changes ("effect of promotion accounting changes, net"). As a result of these accounting changes, the results for the three and six-month periods ended December 31, 1993 reflect a one-time increase in operating profit of $47.2 million, or $.25 per share after taxes, and $137.6 million, or $.72 per share after taxes, respectively.

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




(3)  Earnings Per Share

Earnings per share is based on the average number of common shares outstanding for the period and net income after deducting preferred stock dividend requirements of $.3 million in each of the three-month periods ended December 31, 1994 and 1993 and $.7 million in each of the six-month periods ended December 31, 1994 and 1993.



(4)  Inventories

                                     December 31,          June 30,
                                         1994                1994

Raw materials                       $   28.7             $  17.4
Work-in process                         19.9                23.7
Finished goods                         139.2               126.2
                                    $  187.8             $ 167.3



(5)  Segment Information

The company's operations consist of the following segments: (1) Reader's Digest magazine, (2) books and home entertainment products, (3) special interest magazines and (4) other businesses. The books and home entertainment products segment includes books, music and video products. The special interest magazines segment includes magazines acquired or launched since 1987. A summary of revenues by business segments and major geographic areas for the three and six-month periods ended December 31, 1994 and 1993, is as follows:

                             Three-month period ended            Six-month period ended
                                   December 31,                       December 31,

BUSINESS SEGMENTS            1994            1993            1994              1993

Revenues

Reader's Digest magazine  $ 186.7          $ 178.3         $ 358.5           $ 343.2
Books and home
 entertainment products     556.0            516.6         1,058.2             956.5
Special interest             24.6             23.2            43.4              41.0
magazines
Other businesses             88.3             84.1           106.3              98.7

Total revenues            $ 855.6          $ 802.2        $1,566.4          $1,439.4




GEOGRAPHIC AREAS

Revenues


United States          $  355.3            $ 342.7          $624.0           $ 600.1
Europe                    383.2              357.0           726.6             645.9
Other Markets             117.1              102.5           215.8             193.4

Total revenues         $  855.6            $ 802.2        $1,566.4          $1,439.4


              The Reader's Digest Association, Inc.
              Management's Discussion and Analysis
        of Financial Condition and Results of Operations


Results of Operations

Changes in Accounting Principles
On July 1, 1993 the company adopted Statement of Financial Accounting Standards No. (SFAS) 112, "Employers' Accounting for Postemployment Benefits." As a result, the company recognized a one-time, after-tax charge for the cumulative effect of this change of $25.8 million, or $.23 per share.

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

Results for the second quarter and first half of 1994 were restated to reflect the promotion, premium and product development accounting changes ("effect of promotion accounting changes, net"). As a result of these accounting changes, second quarter 1994 results reflect a one-time increase in operating profit of $47.2 million, or $.25 per share after taxes, and results for the first half of 1994 include a one-time increase in operating profit of $137.6 million, or $.72 per share after taxes.

While the accounting change for promotion costs has no effect on revenues, the matching of these expenses with revenues should provide somewhat more consistent quarterly operating margins for the company's Reader's Digest magazine, books and home entertainment products and special interest magazines segments. The operating margins, though, will still be affected by other factors such as product mix. The company's other businesses segment is very seasonal, with substantially all of its operating profit recognized in the company's second quarter, which results in the company's operating margin being higher than in other quarters.

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


Three-Month Period Ended December 31, 1994 Compared With Three-
Month Period Ended December 31, 1993

Revenues/Operating Profit
The company's worldwide revenues for the three-month period ended December 31, 1994 increased $53.4 million, or 7%, to $855.6 million compared with revenues for the same period a year ago. Excluding the effect of changes in foreign currency exchange rates, revenues increased about 3% as revenues improved in all business segments compared with the prior year.

Operating profit for the company was $160.9 million in the second quarter of 1995 compared with $170.8 million in 1994. Because the accounting changes for promotion, premium and product development costs were adopted, as required, on a prospective basis, operating profit for 1994 is not comparable to that of 1995. Adjusting 1994 results to reflect the accounting practices of 1995 ("comparable basis"), worldwide operating profit would have increased about 15%. Excluding the effect of changes in foreign currency exchange rates, operating profit on a comparable basis increased about 10%. Operating profit growth exceeded revenue growth because of a more profitable product mix. This resulted in better operating margins than the company expects for the full year.

The recent devaluation of the Mexican peso had a slight negative effect on 1995 second quarter results. The company does not believe that the devaluation of the peso to its current level will materially impact the company's 1995 full year results.


Other Income, Net
Other income, net for the quarter decreased $13.9 million to $7.0 million compared with $20.9 million a year ago primarily because of lower capital gains on the sales of certain investments ($0.7 million in 1995 compared with $12.2 million in 1994). Interest income was $9.4 million in the second quarter of 1995 compared with $10.6 million in 1994. Other income, net also includes the effect of foreign exchange ($2.2 million expense in 1995 compared with $0.3 million expense in 1994).


Earnings Per Share
Earnings per share was $.93 in 1995 compared with $1.01 in 1994. On a comparable basis, earnings per share increased about 11%. This 11% increase was principally due to higher operating profits, partially offset by the effect of minimal capital gains on the sales of certain investments in 1995 compared with $.06 per share in 1994. The effects of foreign exchange increased 1995 earnings per share by $.04 per share compared with 1994. Excluding the combined total effect of foreign exchange and capital gains on the sales of certain investments, earnings per share, on a comparable basis, increased about 14%. This earnings per share growth exceeded operating profit growth primarily because of a lower effective income tax rate and the effect of the reduction in outstanding shares due to the company's ongoing share repurchase program.

Business Segments
The company's operations are divided into four business segments:
(1) Reader's Digest magazine,
(2) books and home entertainment products, (3) special interest magazines and (4) other businesses.

Reader's Digest magazine revenues increased $8.4 million, or 5%, to $186.7 million compared with $178.3 million a year ago. Excluding the effect of changes in foreign currency exchange rates, revenues increased about 2%. This 2% revenue increase was attributable to higher advertising revenues. The increase in advertising revenues was attributable to increased advertising pages as the worldwide advertising environment improved. Worldwide circulation revenues declined slightly as the effects of higher pricing were more than offset by a decline in circulation levels due to the decrease in the U.S. magazine's rate base to 15 million from 16.25 million effective January 1, 1994. Excluding the effect of changes in foreign currency exchange rates, operating profit on a comparable basis increased compared with the prior year. For the company's third quarter, the advertising environment continues to improve in the U.S. as advertising pages for the January, February and March issues combined increased more than 50% over the prior year. However, the mix of advertising pages sold in 1995 is less profitable and the company expects to continue investing to achieve customer growth for the long-term benefit of the company.

Books and home entertainment products revenues increased $39.4 million, or 8%, to $556.0 million compared with $516.6 million for the same period a year ago. Excluding the effect of changes in foreign currency exchange rates, revenues increased about 2%. This 2% increase was attributable to sales of a higher priced product mix. Revenues increased in the U.S. and other international markets due to higher unit sales. In the U.S. there were higher unit sales in general books and video product lines and an increase in Condensed Books membership of almost 20% from a year ago. Overall in the U.S., customer responses and payment performance improved and product returns declined. Revenues decreased in Europe due to lower unit sales, partially offset by sales of a higher priced product mix, for a variety of reasons including decisions made to reduce activity levels in certain markets (see "Geographic Areas"). Excluding the effect of changes in foreign currency exchange rates, worldwide operating profit growth on a comparable basis exceeded revenue growth because of a more profitable product mix.

Special interest magazines revenues increased $1.4 million, or 6%, to $24.6 million from $23.2 million a year ago. Excluding the effect of changes in foreign currency exchange rates, revenues increased about 6%. The increase in revenues was due to higher advertising revenue. The increase in advertising revenues was equally caused by higher advertising rates and increased advertising pages. Circulation levels were about the same as the prior year. On a comparable basis, the operating performance for special interest magazines improved because of increased revenues and lower amortization expense.


Geographic Areas
The company has operations in the United States and in various international locations. International locations are divided between operations in Europe and Other Markets.

United States revenues increased 4% compared with the prior year. Revenues for Other Markets increased 14% compared with the prior year. Excluding the effect of changes in foreign currency exchange rates, revenues for Other Markets increased about 13%. The increases in revenues for the U.S. and Other Markets were primarily due to higher unit sales of books and home entertainment products.

Revenues for Europe increased 7% for the second quarter. Excluding the effect of changes in foreign currency exchange rates, revenues for Europe decreased about 2% compared with a strong quarter last year. This 2% decrease is attributable to lower sales of book and home entertainment products for a variety of reasons such as variances in product mix, mail quantities and the timing of mailings, as well as decisions made to reduce activity levels in certain markets. In one of the company's major European markets, the company curtailed a relationship it had with a local automobile association because of local management's concern that the association would evolve from a partner to a competitor. In the second quarter of 1994, the company had a particularly large joint mailing with this association but no similar mailing in 1995. In a smaller market, revenues for the second quarter of 1994 grew more than 60%. The company reduced the level of mailing activity in this market in 1995 to better manage and control growth.

The company expects European revenue growth in 1995 to be somewhat lower than the prior year's 9% currency-neutral growth rate. In addition to the items noted above, there are other external events that could impact growth in the second half of 1995. In another of the company's major European markets, the government began a new national lottery and their continuous television advertising has generated a great deal of publicity. The popularity of this new lottery could detract from the success of the company's sweepstakes promotion mailings and, therefore, negatively impact results in this market. Additionally, in a medium-size market, there has been a postal disruption resulting from a large work force reduction associated with a change in pension law. It is the company's understanding that the remaining postal workers are in a "slow down" to protest the decision to discontinue overtime pay.


Six-Month Period Ended December 31, 1994 Compared With Six-Month
Period Ended
December 31, 1993

Revenues/Operating Profit
The company's worldwide revenues for the six-month period ended December 31, 1994 increased $127.0 million, or 9%, to $1,566.4 million compared with revenues for the same period a year ago. Excluding the effect of changes in foreign currency exchange rates, revenues increased about 5%. This 5% increase was primarily due to higher sales of books and home entertainment products.

Operating profit for the company was $262.5 million in the first half of 1995 compared with $329.4 million in 1994. Because the accounting changes for promotion, premium and product development costs were adopted, as required, on a prospective basis, operating profit for 1994 is not comparable to that of 1995. Adjusting 1994 results to reflect the accounting practices of 1995 ("comparable basis"), worldwide operating profit would have increased about 16%. Excluding the effect of changes in foreign currency exchange rates, operating profit on a comparable basis increased about 11%. This 11% increase was primarily because of higher revenues and a more profitable product mix. The company believes that the revenue growth of 5% and operating profit growth of 11% for the first half of 1995 may be reasonably indicative of growth for full year results over comparable full year 1994 results. Comparable full year 1994 results approximate the results reported in the company's 1994 annual report excluding the "effect of promotion accounting changes, net", "other operating items" and cumulative effect of change in accounting principle.


Other Income, Net
Other income, net for the six-month period ended December 31, 1994 decreased $41.5 million to $13.2 million compared with $54.7 million a year ago primarily because of lower capital gains on the sales of certain investments ($1.4 million in 1995 compared with $36.9 million in 1994). Interest income was $20.4 million in the first half of 1995 compared with $21.0 million in 1994. Other income, net also includes the effect of foreign exchange ($6.4 million expense in 1995 compared with $0.2 million expense in 1994).


Income Taxes
The effective income tax rate for the company declined to 37.5% in 1995 from 38.5% in 1994 due to effective global tax planning.
The company anticipates that the effective tax rate will remain at 37.5% throughout 1995.


Earnings Per Share
Earnings per share before the cumulative effect of change in accounting principle was $1.52 in 1995 compared with $2.02 in 1994. On a comparable basis, earnings per share increased about 3%. This 3% increase was due to higher operating profits, partially offset by the effect of minimal capital gains on the sales of certain investments in 1995 compared with $.19 per share in 1994. The effects of foreign exchange increased 1995 earnings per share by $.05 per share compared with 1994. Excluding the combined total effect of foreign exchange and capital gains on the sales of certain investments, earnings per share, on a comparable basis, increased about 15%. This earnings per share growth was favorably affected by the reduction in outstanding shares due to the company's ongoing share repurchase program and a lower effective income tax rate.

In the fourth quarter of 1994 the company purchased foreign currency options to hedge its foreign currency exposure. These hedges were implemented at exchange rates and in amounts designed to minimize any unfavorable effect of currency fluctuations on 1995 earnings per share. As these options are required to be reported at fair value, the company may experience some impact on 1995 quarterly results from currency fluctuations. Since the company hedged with options, results for 1995 will continue to benefit if the U.S. dollar continues to weaken. While the company does not predict movements in foreign currency exchange rates, if exchange rates remained as they were in early February for the remainder of the year, the company's 1995 results would benefit from a positive impact on earnings per share of $.10 to $.15 per share compared with 1994. Additionally, 1994 earnings per share included $.23 per share attributable to capital gains on the sales of certain investments. The company believes that capital gains may add less than $.05 per share to 1995 earnings per share.


Business Segments
The company's operations are divided into four business segments:
(1) Reader's Digest magazine,
(2) books and home entertainment products, (3) special interest magazines and (4) other businesses.

Reader's Digest magazine revenues increased $15.3 million, or 4%, to $358.5 million compared with $343.2 million a year ago. Excluding the effect of changes in foreign currency exchange rates, revenues increased about 2%. This 2% revenue increase was attributable to higher advertising revenues. The increase in advertising revenues was attributable to increased advertising pages as the worldwide advertising environment improved. Worldwide circulation revenues declined slightly as the effects of higher pricing were more than offset by a decline in circulation levels due to the decrease in the U.S. magazine's rate base to 15 million from 16.25 million effective January 1, 1994. Excluding the effect of changes in foreign currency exchange rates, operating profit on a comparable basis increased.

Books and home entertainment products revenues increased $101.7 million, or 11%, to $1,058.2 million compared with $956.5 million for the same period a year ago. Excluding the effect of changes in foreign currency exchange rates, revenues increased about 6%. More than half of this 6% increase was attributable to sales of a higher priced product mix. The remaining increase was due to higher unit sales. Revenues in the U.S. and in international markets increased compared with the prior year. Excluding the effect of changes in foreign currency exchange rates, operating profit on a comparable basis increased due to higher revenues and a more profitable product mix.

Special interest magazines revenues increased $2.4 million, or 6%, to $43.4 million from $41.0 million a year ago. Excluding the effect of changes in foreign currency exchange rates, revenues increased about 5%. This 5% increase in revenues was due to higher advertising revenue. Approximately three-quarters of the increase in advertising revenues was caused by higher advertising rates. The remaining increase was due to increased advertising pages. Circulation levels were about the same as the prior year. On a comparable basis, the operating loss for special interest magazines declined because of increased revenues and lower amortization expense.


Geographic Areas
The company has operations in the United States and in various international locations. International locations are divided between operations in Europe and Other Markets.

United States revenues increased 4% compared with the prior year. Revenues for Europe increased 12% compared with the prior year. Excluding the effect of changes in foreign currency exchange rates, revenues for Europe increased about 4%. Revenues for Other Markets increased 12% compared with the prior year. Excluding the effect of changes in foreign currency exchange rates, revenues for Other Markets increased about 11%. The increases in revenues for the U.S., Europe and Other Markets were primarily due to higher books and home entertainment products sales.


Liquidity and Capital Resources
December 31, 1994 Compared With June 30, 1994
Cash and cash equivalents, short-term investments and marketable securities decreased $118 million to $649 million at December 31, 1994, compared with $767 million at June 30, 1994. The decrease was primarily the result of payments of dividends ($86 million) and the repurchase of 1,989,400 shares of Class A nonvoting common stock ($89 million) exceeding cash provided by operations ($80 million). Unrealized gains on the company's short-term investments and marketable securities decreased $13 million to $6 million at December 31, 1994.

The company paid a $.40 per share dividend on its common stock in the second quarter of fiscal 1995 compared with $.35 per share a year ago. This represents a 14% increase in the second quarter dividend payment. At the current rate, the company will pay a total dividend of $1.55 per share in fiscal 1995 compared with $1.35 per share in fiscal 1994.

The company repurchased 1,253,800 shares of Class A nonvoting common stock in the second quarter of 1995. The company anticipates that its current program, announced in March 1994 to acquire five million shares, should be completed in fiscal 1995. The company has repurchased more than nine million shares since its first program was announced in February 1992.

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


                   PART II.  OTHER INFORMATION

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

At the 1994 Annual Meeting of Stockholders of the Company, held on November 11, 1994, the following matters were voted on by the stockholders:

Proposal 1:    Election of Directors to hold office until the
next Annual Meeting or until their successors are duly elected and qualified. Each nominee was elected by the votes cast as follows:


                               For               Withheld
     George V. Grune          21,072,204          50,399
     James P. Schadt          21,087,382          35,221
     Melvin R. Laird          21,067,096          55,507
     William G. Bowen         21,072,717          49,886
     Lynne V. Cheney          21,084,856          37,747
     M. Christine DeVita      21,083,079          39,524
     James E. Preston         21,078,843          43,760
     Robert G. Schwartz       21,082,917          39,686
     Walter V. Shipley        21,081,378          41,225
     C.J. Silas               21,087,052          35,551

Proposal 2:    Approval of the Reader's Digest Association, Inc.
1994 Key Employee Long Term Incentive Plan. Proposal 2 was approved by the votes cast as follows:

                                                                  Broker
                           For          Against      Abstain     Non-Votes
                       19,703,373       677,325      101,726      640,179


Proposal 3:    Approval of the business criteria, maximum amount
and eligible employees for performance units under The Reader's Digest Association, Inc. 1994 Key Employee Long Term Incentive Plan. Proposal 3 was approved by the votes cast as follows:

                                                                   Broker
                           For          Against       Abstain     Non-Votes
                       20,072,877       289,479       120,068      640,179


Proposal 4:    Approval of The Reader's Digest Association, Inc.
Employee Stock Purchase Plan (Amendment and Restatement as of
July 8, 1994). Proposal 4 was approved by the votes cast as follows:

                                                                 Broker
                        For             Against      Abstain    Non-Votes
                    20,362,534           58,398       61,492     640,179




Item 6.   EXHIBITS AND REPORTS ON FORM 8-K.

       (a) Exhibits

                 27   Financial Data Schedule.  [1 page]


       (b) Reports on Form 8-K

     No reports on Form 8-K were filed for the quarter for which this report is filed









                           SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                         The Reader's Digest Association, Inc.
                                        (Registrant)



Date:  February 13, 1995   By:     Anthony W. Ruggiero
                                   Anthony W. Ruggiero
                                   Senior Vice President and
                                   Chief Financial Officer



                                   Joseph G. NeCastro
                                   Joseph G. NeCastro
                                   Vice President and Controller
                                   Chief Accounting Officer