Form 10-Q
period 1995-03-31
READERS DIGEST ASSOCIATION INC
filed 1995-05-15
CIK 858558

FORM 10-Q

                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C.  20549

      [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended March 31, 1995

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

       Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

       As of April 30, 1995, the following shares of the registrant's common stock were outstanding:

Class A Nonvoting Common Stock, $0.01 par value: 89,285,108 shares Class B Voting Common Stock, $0.01 par value:21,515,159 shares



                                                Page 1 of 21 pages.


               THE READER'S DIGEST ASSOCIATION, INC.

                        Index to Form 10-Q

                          March 31, 1995


Part I - Financial Information                    Page No.

The Reader's Digest Association, Inc. and Subsidiaries
Financial Statements (unaudited):

 Consolidated Condensed Statements of Income
  for the three and nine-month periods
  ended March 31, 1995 and 1994                        3

 Consolidated Condensed Balance Sheets
  as of March 31, 1995 and June 30, 1994               4

 Consolidated Condensed Statements of Cash Flows
  for the nine-month periods ended
  March 31, 1995 and 1994                              5

 Notes to Consolidated Condensed Financial Statements  6

Management's Discussion and Analysis
 of Financial Condition and Results of Operations      8


Part II - Other Information                            14


      THE READER'S DIGEST ASSOCIATION, INC. AND SUBSIDIARIES
            CONSOLIDATED CONDENSED STATEMENTS OF INCOME
    Three and nine-month periods ended March 31, 1995 and 1994
               (in millions, except per share data)
                            (unaudited)


                          Three-month period ended    Nine-month period ended
                                 March 31,                   March 31,
                              1995         1994         1995          1994

Revenues                  $  793.0        $ 709.2     $ 2,359.4    $  2,148.6

Cost of sales,
fulfillment and              296.5          260.3         875.8         802.2
 distribution expense
Promotion, selling and
 administrative expense      397.8          311.9       1,122.4       1,017.6
Effect of promotion
accounting changes, net         --           37.5            --       ( 100.1)
Total operating expenses     694.3          609.7       1,998.2       1,719.7

Operating profit              98.7           99.5         361.2         428.9

Other income, net              7.0           13.8          20.2          68.5

Income before provision
for income taxes and
cumulative effect of
change in accounting
principle                    105.7          113.3         381.4         497.4


Provision for income          39.7           43.7         143.0         191.6
taxes

Income before cumulative
 effect of change in
 accounting principle         66.0           69.6         238.4         305.8

Cumulative effect of
change in accounting
principle, net tax benefit      --             --            --        ( 25.8)


Net income                  $ 66.0         $ 69.6       $ 238.4       $ 280.0

Earnings per share before
 cumulative effect of
 change in accounting
 principle                  $ 0.59         $ 0.61       $  2.11         $ 2.63

Cumulative effect of change
 in accounting principle,
 net of tax benefit             --             --            --         ( 0.23)

Earnings per share          $ 0.59         $ 0.61       $  2.11         $ 2.40

Average common shares
 outstanding                 111.7         115.4         112.7          116.1


See accompanying notes to consolidated condensed financial statements.

      THE READER'S DIGEST ASSOCIATION, INC. AND SUBSIDIARIES
               CONSOLIDATED CONDENSED BALANCE SHEETS
              As of March 31, 1995 and June 30, 1994
                           (in millions)
                            (unaudited)




                                            March 31,         June 30,
                                              1995              1994
Assets
Cash and cash equivalents                $  223.1            $  183.2
Short-term investments                      119.0               211.5
Receivables, less allowances for
 returns and bad debts                      524.3               392.8
Inventories                                 182.7               167.3
Prepaid expenses and other current          323.2               242.4
assets

Total current assets                      1,372.3             1,197.2

Marketable securities                       333.6               372.2
Property, plant and equipment, net          252.7               241.8
Other noncurrent assets                     266.4               238.2

Total assets                             $2,225.0            $2,049.4

Liabilities and stockholders' equity
Accounts payable                         $  210.0            $  205.5
Accrued expenses                            372.2               346.7
Federal and foreign income taxes            127.0                84.4
Unearned revenue                            475.7               388.8
Other current liabilities                    17.5                14.5

Total current liabilities                 1,202.4             1,039.9

Other noncurrent liabilities                238.2               218.5

Total liabilities                         1,440.6             1,258.4

Capital stock                                29.9                29.7
Paid-in capital                             102.7                90.3
Retained earnings                         1,112.6             1,005.0
Net unrealized gains on certain               6.6                11.9
investments
Foreign currency translation adjustment       3.0              ( 22.1 )
Less:  Treasury stock, at cost            ( 470.4 )           ( 323.8 )

Total stockholders' equity                  784.4               791.0

Total liabilities and stockholders'      $2,225.0            $2,049.4
equity



See accompanying notes to consolidated condensed financial statements.


      THE READER'S DIGEST ASSOCIATION, INC. AND SUBSIDIARIES
          CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
         Nine-month periods ended March 31, 1995 and 1994
                           (in millions)
                            (unaudited)



                                                  Nine-month period ended
                                                         March 31,
                                                   1995             1994
Cash flows from operating activities:
Net income                                    $  238.4            $  280.0
Depreciation and amortization                     32.5                31.0
Cumulative effect of change in accounting           --                25.8
principle
Other, net                                      ( 59.7 )            ( 81.9 )

Net cash provided by operating activities        211.2               254.9

Cash flows from investing activities:
Proceeds from maturities and sales of
 short-term investments and
 marketable securities                           244.6               241.1
Purchases of short-term investments and
 marketable securities                         ( 123.9 )           ( 230.8 )
Capital expenditures                            ( 32.9 )            ( 24.0 )
(Purchases of) proceeds from other
 long-term investments, net                      ( 0.2 )              20.3
Other, net                                         1.1                 2.5

Net cash provided by investing activities         88.7                 9.1

Cash flows from financing activities:
Dividends paid                                 ( 130.8 )           ( 117.2 )
Common stock repurchased                       ( 155.0 )            ( 99.2 )
Other, net                                        10.0                 0.5

Net cash used in financing activities          ( 275.8 )           ( 215.9 )

Effect of exchange rate changes on cash           15.8                 1.8

Net increase in cash and cash equivalents         39.9                49.9

Cash and cash equivalents at beginning of        183.2               183.5
period
Cash and cash equivalents at end of period    $  223.1             $ 233.4



See accompanying notes to consolidated condensed financial statements.

      THE READER'S DIGEST ASSOCIATION, INC. AND SUBSIDIARIES
       NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
               (in millions, except per share data)
                            (unaudited)

(1)  Basis of Presentation

The company reports on a fiscal year beginning July 1. The three-month periods ended March 31, 1995 and 1994 are the third fiscal quarters of fiscal year 1995 and fiscal year 1994, respectively.

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

In the fourth quarter of 1994 and retroactive to July 1, 1993, the company changed its accounting for premiums to defer and amortize such costs over the period of the related revenues. The company's former practice was to expense these costs as incurred. In the fourth quarter of 1994 and retroactive to July 1, 1993, the company changed its accounting policy to expense external product development costs as incurred. The company's former practice was to defer and expense such costs against the initial revenues generated. The impact of the product development costs and premiums accounting changes on prior years was not significant.

Results for fiscal 1994 were restated to reflect the promotion, premiums and product development costs accounting changes ("effect of promotion accounting changes, net"). As a result of these accounting changes, the third quarter 1994 results reflect a one-time decrease in operating profit of $37.5 million, or $.19 per share after taxes, and results for the nine-month period ended March 31, 1994 reflect a one-time increase in operating profit of $100.1 million, or $.53 per share after taxes.

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

(3)  Earnings Per Share

Earnings per share is based on the average number of common shares outstanding for the period and net income after deducting preferred stock dividend requirements of $0.3 in each of the three-month periods ended March 31, 1995 and 1994 and $0.9 in each of the nine-month periods ended March 31, 1995 and 1994.


(4)  Inventories
                                      March 31,              June 30,
                                        1995                   1994

Raw materials                       $   27.2                 $  17.4
Work-in process                         20.6                    23.7
Finished goods                         134.9                   126.2
                                    $  182.7                 $ 167.3


(5)  Stockholders' Equity

On March 10, 1995, the company announced that it plans to repurchase up to five million shares of Class A nonvoting common stock from time to time in open market transactions. This is the company's fourth such program since it became public in February, 1990. The company completed its third program, announced in March 1994, to repurchase five million shares in the fourth quarter of 1995.


(6)  Segment Information

The company's operations consist of the following segments: (1) Reader's Digest Magazine, (2) Books and Home Entertainment Products, (3) Special Interest Magazines and (4) Other Businesses. The Books and Home Entertainment Products segment includes books and music and video products. The Special Interest Magazines segment includes magazines acquired or launched since 1987. A summary of revenues by business segments and major geographic areas for the three-month and nine-month periods ended March 31, 1995 and 1994, is as follows:

                               Three-month   Nine-month period ended
                              period ended
                                       March 31,                   March 31,
BUSINESS SEGMENTS                 1995           1994          1995         1994

Revenues
Reader's Digest Magazine      $  180.7       $  167.6       $   539.2     $  510.8
Books and Home
 Entertainment Products          569.4          502.5         1,627.6      1,459.0
Special Interest Magazines        23.3           21.5            66.7         62.5
Other Businesses                  19.6           17.6           125.9        116.3

Total revenues                $  793.0       $  709.2       $2,359.4      $2,148.6



GEOGRAPHIC AREAS

Revenues

United States                 $  321.2       $  278.5       $  945.2      $  878.6
Europe                           371.6          329.8        1,098.2         975.7
Other Markets                    100.2          100.9          316.0         294.3

Total revenues                $  793.0       $  709.2       $2,359.4      $2,148.6


               The Reader's Digest Association, Inc.
               Management's Discussion and Analysis
         of Financial Condition and Results of Operations


Results of Operations

Changes in Accounting Principles
In the fourth quarter of 1994, the company adopted Statement of Position (SOP) 93-7, "Reporting on Advertising Costs," which affected the timing of recognition of promotion costs, and changed its accounting for premiums and external product development costs retroactive to July 1, 1993. Results for the third quarter and nine-month period ended March 31, 1994 were restated to reflect the promotion, premium and product development costs accounting changes ("effect of promotion accounting changes, net"). As a result of these accounting changes, third quarter 1994 results reflect a one-time decrease in operating profit of $37.5 million, or $.19 per share after taxes, and results for the nine-month period ended March 31, 1994 include a one-time increase in operating profit of $100.1 million, or $.53 per share after taxes.

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


Three-Month Period Ended March 31, 1995 Compared With Three-Month
Period Ended March 31, 1994

Revenues/Operating Profit
The company's worldwide revenues for the three-month period ended March 31, 1995 increased $83.8 million, or 12%, to $793.0 million compared with revenues for the same period a year ago. Excluding the effect of changes in foreign currency exchange rates, revenues increased about 7% primarily due to higher Books and Home Entertainment Products revenues.

Operating profit for the company was $98.7 million in the third quarter of 1995 compared with $99.5 million in 1994. Because the accounting changes for promotion, premium and product development costs were adopted, as required, on a prospective basis, operating profit for 1994 is not comparable to that of 1995. Adjusting 1994 results to reflect the accounting practices of 1995 ("comparable basis"), worldwide operating profit would have increased about 12%. Excluding the effect of changes in foreign currency exchange rates, operating profit on a comparable basis increased about 5%.


Other Income, Net
Other income, net for the third quarter of 1995 decreased $6.8 million to $7.0 million compared with $13.8 million a year ago primarily because of lower capital gains on the sales of certain investments ($0.3 million in 1995 compared with $5.3 million in 1994). Interest income was $10.3 million in the quarter compared with $10.6 million in 1994. Other income, net also includes the effect of foreign exchange ($1.5 million expense in 1995 compared with $1.6 million expense in 1994).


Earnings Per Share
Earnings per share was $.59 in 1995 compared with $.61 in 1994. On a comparable basis, earnings per share increased about 9%, principally due to higher operating profits. The effect of capital gains on the sales of certain investments was minimal in 1995 compared with $.03 per share in 1994. The effect of foreign exchange increased 1995 earnings per share by $.04 per share compared with 1994. Excluding the combined total effect of foreign exchange and capital gains on the sales of certain investments, earnings per share on a comparable basis increased about 8%. Earnings per share growth was favorably affected by the reduction in outstanding shares due to the company's ongoing share repurchase program and by a lower effective income tax rate.

Business Segments
The company's operations are divided into four business segments:
(1) Reader's Digest Magazine, (2) Books and Home Entertainment
Products, (3) Special Interest Magazines and (4) Other Businesses.

Reader's Digest Magazine revenues increased $13.1 million, or 8%, to $180.7 million for the third quarter of 1995 compared with $167.6 million for the same period a year ago. Excluding the effect of changes in foreign currency exchange rates, revenues increased about 5% due to higher advertising revenues. The increase in advertising revenues was attributable to increased advertising pages as the worldwide advertising environment improved compared with the prior year. Worldwide circulation revenues declined slightly as the effects of higher pricing were more than offset by lower paid circulation levels. Excluding the effect of changes in foreign currency exchange rates, operating profit on a comparable basis decreased compared with the prior year. This decrease is due largely to rising paper and postage costs and increased spending to maintain the company's current level of high-quality subscribers who are prospective customers for the company's books, music and video products. These factors are expected to have a continuing negative effect in the fourth quarter of 1995 and in 1996.

Books and Home Entertainment Products revenues increased $66.9 million, or 13%, to $569.4 million compared with $502.5 million a year ago. Excluding the effect of changes in foreign currency exchange rates, revenues increased about 8%. This 8% increase was principally attributable to sales of a higher priced product mix and, to a lesser extent, higher unit sales as the effect of higher units sales in the U.S. was moderated by lower unit sales in Europe. While revenues in Europe increased, there was weakness in customer response to mailing programs in certain countries, as discussed below. Excluding the effect of changes in foreign currency exchange rates, worldwide operating profit on a comparable basis increased because of higher revenues and a more profitable product mix.

Special Interest Magazines revenues increased $1.8 million, or 8%, to $23.3 million from $21.5 million a year ago. The effect of changes in foreign currency exchange rates on revenues was minimal. About three-fourths of the increase in revenues was due to higher circulation revenue primarily caused by higher subscription pricing. Circulation levels were about the same as the prior year. Advertising revenues increased primarily due to increased advertising pages. On a comparable basis, the operating performance for special interest magazines declined primarily because of increased promotional spending.


Geographic Areas
The company has operations in the United States and in various international locations. International locations are divided between operations in Europe and Other Markets.

United States revenues increased 15%, to $321.2 million, in the third quarter of 1995 compared with $278.5 million for the same period a year ago. The increase in revenues came primarily from higher unit sales of Books and Home Entertainment Products due to a variety of factors including the appeal of products offered and the number and timing of promotional mailings. Operating profit, which includes intercompany royalty income charged to the company's international subsidiaries, increased on a comparable basis by 15% to $67.2 million. Without the intercompany royalty income, United States operating profit on a comparable basis increased 22% to $43.3 million. This strong third quarter performance is partially due to the timing of mailings in the second half of the fiscal year compared to last year. Mailings in the second half of fiscal year 1995 were more heavily weighted in the third quarter, while in 1994 comparable mailings were in the fourth quarter. This will result in a decline in revenues and operating profit in the fourth quarter, as planned.

Revenues for Europe increased 13%, to $371.6 million, compared with $329.8 million a year ago. Excluding the effect of changes in foreign currency exchange rates, revenues for Europe increased about 1% compared with last year. Operating profit for Europe, including intercompany royalty expense, was $35.7 million, an increase of 1% compared with the prior year on a comparable basis. Excluding the effect of changes in foreign currency exchange rates, operating profit for Europe was $29.8 million, a decline of 15% compared with the prior year on a comparable basis. Without the intercompany royalty expense, operating profit for Europe increased 3%, compared with the prior year on a comparable basis, to $54.2 million. Revenues and operating profit continued to be adversely affected by various factors such as the introduction of a national lottery in the United Kingdom, which impacted the effectiveness of the company's sweepstakes promotion mailings in that market, and the curtailment of a relationship with an automotive association in Germany with whom the company had large joint mailings in the past. In addition, the company is experiencing weakness in customer response to mailing programs in certain markets, including the three largest markets, Germany, the United Kingdom and France. The company attributes this weakness to increases in the number of product offerings over the past few years. As a result, it appears the increased product offerings led to customer fatigue and reduced order rates.

Revenues for the company's Other Markets were $100.2 million compared with $100.9 a year ago. Excluding the effect of changes in foreign currency exchange rates, revenues increased about 5% compared with last year. The increase in revenues came primarily from a higher priced mix of Books and Home Entertainment Products. Operating profit for Other Markets, including intercompany royalty expense, was $9.9 million, an increase of 52% compared with the prior year on a comparable basis. Excluding the effect of changes in foreign currency exchange rates, operating profit for Other Markets was $9.4 million, an increase of 44% compared with the prior year on a comparable basis. Without the intercompany royalty expense, operating profit for Other Markets increased 28%, compared with the prior year on a comparable basis, to $15.3 million. Revenues and operating profit benefited from improved results in the company's Mexican subsidiary primarily due to its return to a more successful marketing approach.

Corporate expense totaled $14.1 million, an increase of 18% compared with the prior year. This increase was primarily due to additional research spending.


Nine-Month Period Ended March 31, 1995 Compared With Nine-Month
Period Ended
March 31, 1994

Revenues/Operating Profit
The company's worldwide revenues for the nine-month period ended March 31, 1995 increased $210.8 million, or 10%, to $2,359.4 million compared with revenues for the same period a year ago. Excluding the effect of changes in foreign currency exchange rates, revenues increased about 6%. This 6% increase was primarily due to higher sales of Books and Home Entertainment Products.

Operating profit for the company was $361.2 million compared with $428.9 million a year ago. Because the accounting changes for promotion, premium and product development costs were adopted, as required, on a prospective basis, operating profit for 1994 is not comparable to that of 1995. Adjusting 1994 results to reflect the accounting practices of 1995 ("comparable basis"), worldwide operating profit would have increased about 15%. Excluding the effect of changes in foreign currency exchange rates, operating profit on a comparable basis increased about 9%.


Other Income, Net
Other income, net for the nine-month period ended March 31, 1995 decreased $48.3 million to $20.2 million compared with $68.5 million a year ago primarily because of lower capital gains on the sales of certain investments ($1.7 million in 1995 compared with $42.2 million in 1994) and the effect of foreign exchange ($7.9 million expense in 1995 compared with $1.8 million expense in
1994). Interest income was $30.7 million in 1995 compared with $31.6 million in 1994.


Income Taxes
The effective income tax rate for the company declined to 37.5% in 1995 from 38.5% in 1994 due to effective global tax planning. The company anticipates that the effective tax rate will remain at 37.5% throughout 1995.


Earnings Per Share
Earnings per share before the cumulative effect of change in accounting principle was $2.11 in 1995 compared with $2.63 in 1994. On a comparable basis, earnings per share increased about 4%. This 4% increase was due to higher operating profits, partially offset by the effect of minimal capital gains on the sales of certain investments in 1995 compared with $.23 per share in 1994. The effect of foreign exchange increased 1995 earnings per share by $.08 per share compared with 1994. Excluding the combined total effect of foreign exchange and capital gains on the sales of certain investments, earnings per share, on a comparable basis, increased about 13%. Earnings per share growth was favorably affected by the reduction in outstanding shares due to the company's ongoing share repurchase program and a lower effective income tax rate.


Business Segments
The company's operations are divided into four business segments:
(1) Reader's Digest Magazine, (2) Books and Home Entertainment
Products, (3) Special Interest Magazines and (4) Other Businesses.

Reader's Digest Magazine revenues increased $28.4 million, or 6%, to $539.2 million in the nine-month period ended March 31, 1995 compared with $510.8 million in the same period a year ago. Excluding the effect of changes in foreign currency exchange rates, revenues increased about 3%. This 3% revenue increase was attributable to higher advertising revenues, due to increased advertising pages as the worldwide advertising environment improved. Worldwide circulation revenues declined slightly as the effects of higher pricing were more than offset by a decline in circulation levels due to the decrease in the U.S. magazine's rate base to 15 million from 16.25 million effective January 1, 1994. Excluding the effect of changes in foreign currency exchange rates, operating profit on a comparable basis decreased. This decrease is due largely to rising paper and postage costs and increased spending to maintain the company's current level of high-quality subscribers who are prospective customers for the company's books, music and video products. These factors are expected to have a continuing negative effect in the fourth quarter of 1995 and in 1996.

Books and Home Entertainment Products revenues increased $168.6 million, or 12%, to $1,627.6 million compared with $1,459.0 million a year ago. Excluding the effect of changes in foreign currency exchange rates, revenues increased about 6%. More than two-thirds of this 6% increase was attributable to sales of a higher priced product mix, with the remainder due to higher unit sales. Higher unit sales in the United States and the company's Other Markets were moderated by lower unit sales in Europe. While revenues in Europe increased, there was weakness in customer response to mailing programs in certain countries, as discussed below. Excluding the effect of changes in foreign currency exchange rates, operating profit on a comparable basis increased 12% due to higher revenues and a more profitable product mix.

Special Interest Magazines revenues increased $4.2 million, or 7%, to $66.7 million from $62.5 million a year ago. Excluding the effect of changes in foreign currency exchange rates, revenues increased about 6%. Almost two-thirds of the increase in revenues was due to higher advertising revenue principally as a result of higher advertising rates. The remaining increase was due to increased advertising pages. Circulation revenues increased primarily due to higher subscription pricing. Circulation levels were about the same as the prior year. On a comparable basis, the operating loss for Special Interest Magazines declined because of lower amortization expense.


Geographic Areas
The company has operations in the United States and in various international locations. International locations are divided between operations in Europe and Other Markets.

United States revenues in the nine-month period ended March 31, 1995 increased 8% compared with the same period a year ago, to $945.2 million. Operating profit in the United States, which includes intercompany royalty income charged to the company's international subsidiaries, was $234.4 million, an increase of 20% compared with the prior year on a comparable basis. Without the intercompany royalty income, United States operating profit on a comparable basis increased 25% to $163.8 million. The increases in revenues and operating profit are primarily due to higher and more profitable unit sales of Books and Home Entertainment Products. Additionally, mailings in the second half of fiscal year 1995 were more heavily weighted in the third quarter, while in 1994 comparable mailings were in the fourth quarter. This will result in a decline in revenues and operating profit in the fourth quarter, as planned.

Revenues for Europe increased 13% compared with the prior year, to $1,098.2 million. Excluding the effect of changes in foreign currency exchange rates, revenues for Europe increased about 3%. Operating profit for Europe, including intercompany royalty expense, was $141.0 million, an increase of 2% compared with the prior year on a comparable basis. Excluding the effect of changes in foreign currency exchange rates, operating profit for Europe was $122.7 million, a decline of 11% compared with the prior year on a comparable basis. Without the intercompany royalty expense, operating profit for Europe increased 4% compared with the prior year on a comparable basis, to $195.8 million. Revenues and operating profit were adversely affected by various factors such as the introduction of a national lottery in the United Kingdom, which impacted the effectiveness of our sweepstakes promotion mailings in that market, and the curtailment of a relationship with an automotive association in Germany with whom we had large joint mailings in the past. In addition, the company also is experiencing weakness in customer response to mailing programs in certain markets, including the three largest markets, Germany, the United Kingdom and France. The company attributes this weakness to increases in the number of product offerings over the past few years. As a result, it appears the increased product offerings led to customer fatigue and reduced order rates.

Revenues for Other Markets increased 7% compared with the prior year, to $316.0 million. Excluding the effect of changes in foreign currency exchange rates, revenues for Other Markets increased about 9%. Operating profit for Other Markets, including intercompany royalty expense, was $33.0 million, an increase of 63% compared with the prior year on a comparable basis. Excluding the effect of changes in foreign currency exchange rates, operating profit for Other Markets was $31.9 million, a increase of 58% compared with the prior year on a comparable basis. Without the intercompany royalty expense, operating profit for Other Markets increased 41% compared with the prior year on a comparable basis to $48.8 million. Revenues and operating profit benefited from improved results in the company's Mexican subsidiary primarily due to its return to a more successful marketing approach.

Corporate expense amounted to $47.2 million, an increase of 19% compared with the prior year. This increase was primarily due to additional research spending and the timing of certain expenses.


Foreign Exchange and Capital Gains
In the fourth quarter of 1994, the company purchased foreign currency options to hedge its foreign currency exposure. These hedges were implemented at exchange rates and in amounts designed to minimize any unfavorable effect of currency fluctuations on 1995 earnings per share. As these options are required to be reported at fair value, the company may experience some impact on 1995 quarterly results from currency fluctuations. Since the company hedged with options, results for 1995 will continue to benefit if the U.S. dollar continues to weaken. While the company does not predict movements in foreign currency exchange rates, if exchange rates remained as they were in mid-April for the remainder of the year, the company's 1995 results would benefit from a positive impact on earnings per share of $.10 to $.15 per share compared with 1994. Additionally, 1994 earnings per share included $.23 per share attributable to capital gains on the sales of certain investments. The recognition of further capital gains in 1995 is contingent upon the market value of the company's investments, the company's estimates of anticipated returns from these investments and the effect of sales of such investments on the earnings and financial position of the company.

In the third quarter of 1995, the company purchased foreign currency options to hedge its foreign currency exposure. These hedges were implemented at exchange rates and in amounts designed to minimize any unfavorable effect of currency fluctuations on 1996 earnings per share. As certain of these options are required to be reported at fair value, the company may experience some impact on 1995 and 1996 quarterly results from currency fluctuations. The company's market risk over the life of these options is limited to their initial cost of approximately $11 million.


Forward-Looking Information
The company believes that, as a result of several factors, the projected 10% to 15% target operating profit growth on a comparable basis will not be achieved in fiscal 1995 or 1996. Despite continued revenue growth in the United States and Other Markets, rapid increases in paper costs, weakness in Europe and increased investment spending for long-term growth is expected to lead to single-digit earnings per share growth on a comparable basis.

The company estimates that paper costs could increase approximately $50 million over the next 15 months, which the company does not expect to fully and immediately pass on to customers. In order to offset part of the increased price of paper, the company will attempt to lower expenses, including possibly by continuing to regionalize and consolidate certain purchasing and printing operations and reducing less profitable promotional mailings. The company believes that the decline in operating profit for Europe will continue through 1995 and stabilize in 1996.

Further, the company estimates that it will make additional investments to expand its customer base, enter new markets, improve its information systems and enter into strategic alliances and small acquisitions in order to achieve sustainable long-term growth. The costs of these additional investments could approach
$20 million per year.

The company is confident in its ability to achieve 10-15% earnings per share growth over the long term. The company anticipates continuing its current dividend practices and its share repurchase program.


Liquidity and Capital Resources
March 31, 1995 Compared With June 30, 1994
Cash and cash equivalents, short-term investments and marketable securities decreased $91 million to $676 million at March 31, 1995, compared with $767 million at June 30, 1994. The decrease was primarily the result of payments of dividends ($131 million) and the repurchase of 3,388,200 shares of Class A nonvoting common stock ($155 million) exceeding cash provided by operations ($211 million). Unrealized gains on the company's short-term investments and marketable securities decreased $8 million to $11 million at March 31, 1995.

The company paid a $.40 per share dividend on its common stock in the third quarter of fiscal 1995 compared with $.35 per share a year ago. This represents a 14% increase in the third quarter dividend payment. At the current rate, the company will pay a total dividend of $1.55 per share in fiscal 1995 compared with $1.35 per share in fiscal 1994.

The company repurchased 1,398,800 shares of Class A nonvoting common stock in the third quarter of 1995. In the fourth quarter of 1995, the company completed its third program, announced in March 1994 to acquire 5,000,000 shares. On March 10, 1995 the company announced its fourth share repurchase program to acquire up to 5,000,000 shares of Class A nonvoting common stock. This fourth program is expected to be completed by the end of fiscal 1996. The company has repurchased approximately 11,000,000 shares since its first program was announced in February 1992.

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


                    PART II.  OTHER INFORMATION


Item 5.   OTHER INFORMATION

On February 11, 1995, Paul A. Soden joined the Company as Senior Vice President and General Counsel. Effective April 3, 1995, Kenneth A. Gordon became an Executive Vice President of the Company and Barbara J. Morgan and Kenneth Y. Tomlinson became Senior Vice Presidents of the Company. Also on April 3, 1995, Stephen R. Wilson joined the Company as Executive Vice President and Chief Financial Officer.




Item 6.   EXHIBITS AND REPORTS ON FORM 8-K.

(a)  Exhibits

           10.17 Agreement dated as of February 17, 1995 between the registrant and an executive officer.*

           27     Financial Data Schedule.  [1 page]

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






                                        The Reader's Digest
Association, Inc.
                                        (Registrant)



Date:  May 12, 1995        By:          Stephen R. Wilson
                                        Stephen R. Wilson
                                        Executive Vice President and
                                        Chief Financial Officer



                                        Joseph G. NeCastro
                                        Joseph G. NeCastro
                                        Vice President and Controller
                                        Chief Accounting Officer




                           EXHIBIT INDEX



Exhibit                                                     Page
10.17 Agreement dated as of February 17, 1995 between the registrant and an executive officer.

27      Financial Data Schedule