Form 10-K
period 1995-06-30
READERS DIGEST ASSOCIATION INC
filed 1995-09-27
CIK 858558

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                            FORM 10-K

    [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 1995     Commission file number: 1-10434

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

The aggregate market value of registrant's voting stock held by non-affiliates of registrant, at September 18, 1995, was approximately $286,715,629, based on the closing price of registrant's Class B Voting Stock on the New York Stock Exchange-
- -Composite Transactions on such date.

As of September 18, 1995, 86,392,259 shares of the registrant's
Class A Nonvoting Common Stock and 21,716,057 shares of the registrant's Class B Voting Common Stock were outstanding.

               DOCUMENTS INCORPORATED BY REFERENCE

Annual Report to Stockholders of registrant for the fiscal year ended June 30, 1995. Certain information therein is incorporated by reference into Part I and Part II hereof.

Proxy Statement for the Annual Meeting of Stockholders of registrant to be held on November 10, 1995. Certain information therein is incorporated by reference into Part III hereof.


                            TABLE OF CONTENTS


                                                              Page

PART I

   ITEM 1.  BUSINESS                                             1
     Reader's Digest Magazine                                    1
      Circulation                                                1
      Advertising                                                2
      Editorial                                                  2
      Production and Fulfillment                                 3
      Licensed Editions                                          3
     Books and Home Entertainment Products                       4
      Condensed Books                                            4
      Series Books                                               4
      General Books                                              4
      Music                                                      5
      Video                                                      5
      Reader's Digest Young Families, Inc.                       6
      Production and Fulfillment                                 6
     Direct Marketing Operations and Sweepstakes                 7
     Management Information Systems and List Enhancement         8
     Special Interest Magazines                                  8
     Other Businesses; Special Markets                           9
     Competition and Trademarks                                 10
     Employees                                                  10
     Executive Officers of the Company                          10
     Additional Corporate Officers                              12

   ITEM 2.  PROPERTIES                                          13

   ITEM 3.  LEGAL PROCEEDINGS                                   13

   ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY         14
            HOLDERS

PART II

   ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND
            RELATED STOCKHOLDER MATTERS                         14

   ITEM 6.  SELECTED FINANCIAL DATA                             14

   ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATION        14

   ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA         14

   ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
            ON ACCOUNTING AND FINANCIAL DISCLOSURE              14


                            TABLE OF CONTENTS
                               (Continued)

                                                              Page

PART III

   ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE             15
            REGISTRANT

   ITEM 11. EXECUTIVE COMPENSATION                              15

   ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
            OWNERS AND MANAGEMENT                               15

   ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS      15

PART IV

   ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND
            REPORTS ON FORM 8-K                                 15

   SIGNATURES                                                   19

   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND               20
   SCHEDULES




























   "Reader's Digest" is  a registered trademark of The Reader's Digest
                            Association, Inc.


                             PART I


ITEM 1.BUSINESS

     The Reader's Digest Association, Inc. ("RDA" and, together with its subsidiaries, the "Company") is a preeminent global leader in publishing and direct marketing, creating and delivering products, including magazines, books, recorded music collections, home videos and other products, that inform, enrich, entertain and inspire.

     RDA is a Delaware corporation that was originally incorporated in New York in 1926 and was reincorporated in Delaware in 1951. The mailing address of its principal executive offices is Pleasantville, New York 10570 and its telephone number is (914) 238-1000.

     The Company's operations are reported in four business segments: (1) Reader's Digest magazine, (2) books and home entertainment products, (3) special interest magazines and (4) other businesses. For financial information by business segment, see Note 15 to the Company's consolidated financial statements appearing in the Company's 1995 Annual Report to Stockholders, which note is incorporated herein by reference.

     The Company's businesses are organized in four operating groups. The organization of the Company's three geographic groups-
- -Reader's Digest Europe, Reader's Digest U.S.A. and Reader's Digest Pacific--recognizes the distinct business needs and strategies appropriate in different markets throughout the world. The Company's fourth operating group--Special Markets--operates the Company's school and youth group fundraising business and focuses on developing new products and entering new marketing channels. (Reported geographic results for the Special Markets Group are included in the United States segment and reported business segment results are included in the Other Businesses segment.) For financial information by geographic area, see Note 15 to the Company's consolidated financial statements appearing in the Company's 1995 Annual Report to Stockholders.


Reader's Digest Magazine

     Reader's Digest magazine is a monthly, general interest magazine consisting of original articles and previously published articles in condensed form, a condensed version of a previously published or soon-to-be published full-length book, monthly humor columns, such as "Laughter, The Best Medicine(r)," "Life In These United States(r)," "Humor In Uniform(r)," "Campus Comedy(r)" and "All In A Day's Work(r)," and other regular features, including "Heroes
For Today(r)," "It Pays To Enrich Your Word Power(r)," "News From The World Of Medicine(r)" and "The Verbal Edge(tm)." DeWitt and Lila Wallace founded Reader's Digest magazine in 1922. Today,
Reader's Digest has a worldwide circulation of approximately 27 million and an estimated 100 million readers each month, generating revenues of $732.9 million in fiscal 1995, as compared with $689.1 million in fiscal 1994 and $720.0 million in fiscal
1993. Reader's Digest is published in 47 editions and 18 languages. The Company began publication of a Polish edition in May 1995 and over the next few years plans to launch several new editions of Reader's Digest, with principal emphasis on Asia and Latin America. The Company announced in September 1995 that it will publish a new edition in Thailand beginning in April 1996.


  Circulation

     Based on the most recent audit report issued by the Audit Bureau of Circulation, Inc. ("ABC"), a not-for-profit organization that monitors circulation in the United States and Canada, the Company has determined that the United States edition of Reader's Digest has the largest circulation of any United States magazine, other than one that is automatically distributed to all members of the American Association of Retired Persons. Approximately 94% of the United States circulation of Reader's Digest consists of subscriptions. The balance consists of single copy sales at newsstands and in supermarkets and similar establishments.

     Reader's Digest is truly a global magazine. Most of its international editions have the largest paid circulation both in the individual countries and in the regions in which they are published. For most international editions of Reader's Digest, subscriptions comprise about 90% of circulation. The balance is attributable to newsstand and other retail sales.

     The Company maintains its circulation rate base through annual subscription renewals and new subscriptions. The global circulation rate base for Reader's Digest of 26,923,810 includes a circulation rate base of 15,000,000 for the United States-- English language edition. In the United States, the Company sells approximately five million new subscriptions each year in order to maintain its circulation rate base. New subscriptions are sold primarily by direct mail, with extensive use of sweepstakes entries and, in some cases, premium merchandise offers. The largest percentage of subscriptions is sold between July and December of each year. Subscriptions to Reader's Digest may be canceled at any time and the unused subscription price is refunded.

     Worldwide revenues from circulation accounted for $571.7 million, or 78% of the total revenues of Reader's Digest magazine, in the fiscal year ended June 30, 1995.


  Advertising

     In fiscal 1995, Reader's Digest carried 1,033 advertising pages in its United States--English language edition and 13,082 advertising pages in its other editions. The estimated gross advertising revenues for the United States--English edition were $169.3 million and for the other editions were $126.3 million in fiscal 1995. (Figures for the United States--English language edition are as reported by Publishers Information Bureau, Inc. ("PIB") and for the other editions are based on data contained in the LNA/Rome Report of Expenditures in International Media.
Gross advertising revenues are computed from basic one-time rates and the number of advertising pages carried and, therefore, exceed actual advertising revenues as included in the Company's financial statements. Actual advertising revenues reflect lower rates for multiple insertion, volume discounts and cash discounts.)

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

     Worldwide revenues from advertising accounted for $161.3 million, or 22% of the total revenues of Reader's Digest magazine, in the fiscal year ended June 30, 1995.


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

     A substantial portion of the selections in Reader's Digest are original articles written by staff writers or free-lance writers. The balance is selected from existing published sources. All material is condensed by Reader's Digest editors. The Company employs a professional staff to research and fact-check all published pieces.

     Each international edition has a local editorial staff responsible for the editorial content of the edition. The mix of locally generated editorial material, material taken from the United States edition and material taken from other international editions varies greatly among editions. In general, the Company's larger international editions, for example, those in Canada, France, Germany and the United Kingdom, carry more original or locally adapted material than do smaller editions.


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

     The principal raw materials used in the publication of Reader's Digest are coated and uncoated paper. The Company has supply contracts with a number of global suppliers of paper and believes that those supply contracts provide an adequate supply of paper for its needs and that, in any event, alternative sources are available at competitive prices. Paper prices are affected by a variety of factors, including demand, capacity, pulp supply, and by general economic conditions.

     Subscription copies of the United States edition of Reader's Digest are delivered through the United States Postal Service as second class mail. Subscription copies of international editions are also delivered through the postal service in each country. For additional information about postal rates and service, see "Direct Marketing Operations and Sweepstakes."

     Newsstand and other retail distribution is accomplished through a distribution network. The Company has contracted in each country with a magazine distributor for the distribution of Reader's Digest.


  Licensed Editions

     Three international editions--the Korean and the two Indian editions--are not produced by subsidiaries of the Company, but rather are published by third parties to whom the Company has licensed the right to publish Reader's Digest and use the Company's trademarks (subject to Company approval of editorial content). The Reader's Digest Fund for the Blind, Inc., a New York not-for-profit corporation, publishes a large-type edition of Reader's Digest, pursuant to a royalty-free license. The Company also licenses, royalty-free, the right to publish a braille edition and a recorded edition of Reader's Digest. Revenues from licensed editions are not material.
Books and Home Entertainment Products

     The Company publishes and markets, principally by direct mail, Reader's Digest Condensed Books, series books, general books, recorded music collections and series and home video products. See "Direct Marketing Operations and Sweepstakes."


  Condensed Books

     Reader's Digest Condensed Books is a continuing series of condensed versions of current popular fiction and, to a limited extent, nonfiction. Condensation reduces the length of an existing text, while retaining the author's style, integrity and purpose. Today, 15 editions of Condensed Books, published in 12 languages, are marketed in 23 countries. In fiscal 1995, Condensed Books generated worldwide revenues of $392.1 million, as compared with $363.9 million in fiscal 1994 and $352.3 million in fiscal 1993.

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


  Series Books

     The Company markets two types of series books: reading series and illustrated series. These book series may be open-ended continuing series, or may consist of a limited number of volumes. Series books are published in nine languages and marketed in 18 countries. In fiscal 1995, series books generated worldwide revenues of $236.6 million, as compared with $214.9 million in fiscal 1994 and $228.8 million in fiscal 1993.

     Series marketed in the United States include Today's Best Nonfiction(r), which consists of five volumes per year each generally containing condensed versions of four contemporary works of nonfiction and World's Best Reading, consisting of full-length editions of classic works of literature, of which six volumes are published each year. Today's Best Nonfiction is published in 12 countries in three languages and World's Best Reading is published in 12 countries in four languages. The Company recently introduced in selected European markets the Enhanced Reading Series, featuring condensations of existing books enhanced with additional information and photographs.

     Illustrated series, which are marketed in the United States and several other countries, include The Reader's Digest American Medical Association Home Medical Library, People and Places of the World, and Successful Gardening. In addition, the Vie Sauvage illustrated series is marketed in 10 countries outside of the United States. Illustrated series are generally closed ended.


  General Books

     The Company's general books consist primarily of reference books, cookbooks, "how-to" and "do-it-yourself" books, songbooks, and books on subjects such as history, travel, religion, health, nature and the home. General books are published in 12 languages and are marketed in 31 countries. In fiscal 1995, general books generated worldwide revenues of $816.5 million, as compared with $755.2 million in fiscal 1994 and $826.4 million in fiscal 1993.

     New general books are generally original Reader's Digest books, but may also be books acquired from other publishers. During the development period for an original Reader's Digest book, the Company conducts extensive research and prepares an appropriate marketing strategy for the book.

     Although most sales of a general book will result from the initial bulk promotional mailing, substantial additional sales occur through subsequent promotions, catalog sales and the use of sales inserts in mailings for other Reader's Digest products.
The Company also distributes a small portion of its books for retail sale in stores, through third-party distributors.

     The Company is pursuing the use of electronic media and new technologies, such as CD-ROM and computer on-line services. In September 1994, the Company announced an agreement with Microsoft Corporation to produce original multimedia software for home computer users based on editorial content of the Company's best-selling books. The CD-ROM will be marketed by both companies and will carry both the Reader's Digestr and the Microsoftr Home brand names. Under the agreement, the Company has global direct mail rights and Microsoft Corporation has worldwide retail rights to the product.

     In March 1995, the Company entered into a worldwide agreement with Dove Audio, Inc. ("Dove Audio") for direct marketing rights to Dove Audio's library of audio books, which currently numbers more than 800 titles. The agreement also provides that the Company may authorize Dove Audio to create new titles under the Reader's Digest brand using the content of the Company's books.

     In July 1995, the Company and Meredith Corporation ("Meredith) entered into an agreement forming a strategic alliance that grants the Company certain exclusive direct marketing rights with respect to books and other products, such as music tapes and CDs, CD-ROMs and videotapes, published under Meredith's Better Homes and Gardens(r) and Ladies' Home Journal(r) trademarks. The agreement covers all such products bearing Meredith's brands and any other products created by Meredith or by the Company. The agreement also gives the Company direct access to Meredith's 60-million-name consumer database. The term of the strategic alliance will be approximately 16-1/2 years, with a five-year renewal option. The Company will pay Meredith royalties based on product sales and the use of Meredith's database.


  Music

     The Company publishes recorded music packages, which it sells by direct mail on cassettes and compact discs. The music packages are generally collections of previously recorded material by a variety of artists, although they may include selections from the Company's 16,000-selection library. The collections span a broad range of musical styles. In certain markets, the Company also sells music series, which are marketed in the same manner as Condensed Books and series books. The marketing strategy for music packages is similar to that for general books. The Company markets music products in 21 countries, offering different music products in the various international markets because of diverse tastes. In fiscal 1995, music products generated worldwide revenues of $435.9 million, as compared with $392.4 million in fiscal 1994 and $399.9 million in fiscal 1993.


  Video

     The Company's home video products are in genres similar to its general books. Several original video products have won awards of excellence, including three Emmy awards, and have appeared on the Disney Channel and the Discovery Channel. The Company continues to expand its video operations in the United States and in international markets and is presently marketing video products in the United States and 17 other countries. Most of the Company's original video programs have been licensed to cable television networks. The Company has also begun to sell its home video products through retail establishments. In fiscal 1995, home video products generated worldwide revenues of $218.7 million, as compared with $173.9 million in fiscal 1994 and $150.6 million in fiscal 1993.


  Reader's Digest Young Families, Inc.

     Reader's Digest Young Families, Inc., a wholly owned subsidiary of the Company, creates and markets children's books and home entertainment products. The subsidiary brings together in one stand-alone operation the business of Joshua Morris Publishing, Inc., a book publisher and packager acquired in 1991, and the publishing imprint of Reader's Digest Kids(r). Reader's Digest Young Families publishes books in 29 languages and is introducing more than 45 titles for the fall 1995 season. Beginning in fiscal 1996, Reader's Digest Young Families will be operated as part of the Special Markets Group and its financial results will be reported as part of the Special Markets Group.

     In October 1994, Reader's Digest Young Families obtained direct marketing rights from Children's Television Workshop to create new books featuring Sesame Street licensed characters from the popular children's television program. In addition, Reader's Digest Young Families acquired from Western Publishing Company, Inc. the direct marketing rights for four children's book series, including the Sesame Street Book Club and Berenstain Bears Book Club.


  Production and Fulfillment

     The various editions of Condensed Books are printed and bound by third-party contractors. In September 1994, the Company entered into a seven-year exclusive agreement for printing Condensed Books distributed in the United States and Canada. The Company solicits bids for the printing and binding of each general book or book series. Production and manufacture of music and video products is typically accomplished through third parties.

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

     Fulfillment, warehousing, customer service and payment processing are conducted principally by independent contractors. Most of the Company's products are packaged and delivered to the Postal Service directly by the printer or supplier. For information about postal rates and service, see "Direct Marketing Operations and Sweepstakes."

     In all of the Company's direct marketing sales, a customer may return any book or home entertainment product to the Company either prior to payment or after payment for a refund. The Company believes that its returned goods policy is essential to its reputation and also elicits a greater number of orders, many of which are not returned because of the generally high satisfaction rate of consumers with the Company's products. Nonetheless, this policy and a "first book free" policy for Condensed Books and series books result in a significant amount of returned goods.

     Sales of the Company's books and home entertainment products are seasonal to some extent. In the direct marketing industry as a whole, the winter months have traditionally had higher consumer response than other times of the year. Sales are also higher during the pre-Christmas season than in spring and summer.


Direct Marketing Operations and Sweepstakes

     The sale of magazine subscriptions, Condensed Books, series books, general books, music and video products, as well as certain other products, is accomplished principally through direct marketing solicitations to households on the Company's customer lists, usually accompanied by sweepstakes entries and, in some cases, premium merchandise offers. For many years the Company has been acknowledged as a pioneer and innovator in the direct mail industry. As part of its growth strategy, the Company has begun to pursue increased distribution of its products through direct response channels other than direct mail, such as catalogs, clubs and direct response television.

     To promote the sale of its products in the United States, the Company offers in its promotional mailings participation in an annual sweepstakes, whose prizes totaled $13.4 million for the 1995 edition and will total about $13.7 million for 1996. Generally, each of the Company's international subsidiaries sponsors its own sweepstakes, the mechanics of which vary from jurisdiction to jurisdiction, depending upon local law.

     From time to time, the Company is involved in proceedings concerning its direct marketing promotions. Also from time to time, more restrictive laws or regulations governing sweepstakes or direct marketing are considered in some jurisdictions, principally in Europe. The Company does not believe that such proceedings and proposed laws and regulations will have a material adverse effect on the Company's direct marketing business.

     The Company is subject to postal rate increases, which affect its product deliveries, promotional mailings and billings. Postage is one of the Company's largest expenses in its promotional and billing activities. In the past, the Company has had sufficient advance notice of most increases in postal rates so that the higher rates could be factored into the Company's pricing strategies and operating plans. Because increased prices (or increased delivery charges paid by customers) may have a negative effect on sales, the Company may strategically determine from time to time the extent, if any, to which these cost increases are passed on to its customers.

     The Company relies on postal delivery service in the jurisdictions in which it operates for timely delivery of its products and promotional mailings. In the United States, delivery service is generally satisfactory. Some international jurisdictions, however, experience periodic work stoppages in postal delivery service or less than adequate postal efficiency, although these problems have not had a significant impact on the Company.

     In some states in the United States and in some foreign jurisdictions, some or all of the Company's products are subject to sales tax or value added tax. Tax, like delivery, is generally stated separately on bills where permitted by applicable law. Nonetheless, tax increases or imposition of new taxes increases the total cost to the customer and thus may have a negative effect on sales. Moreover, in jurisdictions where applicable tax must be included in the purchase price, the Company may be unable to fully recover from customers the amount of any tax increase or new tax.

Management Information Systems and List Enhancement

     The size and quality of the Company's computerized customer list in each country in which it operates contribute significantly to its business and the Company is constantly striving to improve its lists. The Company believes that its United States list of about 50 million households, over half the total number of households in the country, is one of the largest direct response lists in the United States. The Company's international lists include a comparable number of households, in the aggregate. Unlike many publishers, the Company does not rent or sell its lists to third parties, although the Company's special interest magazines do rent their subscription lists. As part of the Company's marketing strategy to expand and enhance its customer lists, the Company may from time to time engage in limited exchanges of information from its customer lists.

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


Special Interest Magazines

     The Company publishes several special interest magazines that it deems consistent with its image, editorial philosophy and market expertise. Travel Holiday(r) magazine is a practical travel magazine aimed at middle income travelers. The Family Handyman(r) magazine provides instructions and guidance for "do-it-yourself" home improvement projects. New Choices for Retirement Living(r) magazine is aimed at active, mature readers and provides information on entertainment, travel, health and leisure time activities. American Health(r) magazine provides helpful information on medicine, nutrition, psychology and fitness.
These magazines are sold by subscription. The Family Handyman and American Health are also sold on newsstands. In addition, Travel Holiday is distributed to members of a travel club, which also provides its members with various other benefits, such as travel insurance. Like most magazines, the Company's special interest magazines are highly dependent on advertising revenue. Each of these magazines publishes 10 issues per year. The
Company also publishes Moneywise magazine, a magazine devoted to helping families manage their finances, in the United Kingdom.

     The following table sets forth the circulation rate base of each of the Company's United States special interest magazines at June 30, 1995, as well as the number of advertising pages carried and the advertising revenues (before deducting discounts and commissions) for the fiscal years then ended. Circulation rate base data is as reported to ABC and advertising data is as reported by PIB.

                                             Number of      Gross
                           Circulation      Advertising   Advertising
                            Rate Base      Pages Carried   Revenues<F1>

The Family Handyman             1,000,000        500     $17,234,390
American Health                   800,000        465     $13,611,041
Travel Holiday                    600,000        531     $15,025,664
New Choices for
Retirement Living                 600,000        448     $14,100,365


____________
<F1> Gross advertising revenues are computed from basic one-
   time rates and the number of advertising pages carried and, therefore, exceed actual advertising revenues as included in the Company's financial statements. Actual advertising revenues reflect lower rates for multiple insertion, volume discounts and cash discounts.

     Moneywise had a circulation rate base of 132,500 as of the end of fiscal 1995.

     Of total revenues of $95.6 million for the Company's special interest magazines in fiscal 1995, 61% was generated by circulation revenues and 39% by advertising revenues.

     The U.S. magazines are promoted to the Company's U.S. customer list and the Company's other products are promoted to each magazine's customer list, as appropriate. This strategy helps to expand the Company's customer base for all of its products.

     The Company is working with software developers and computer on-line services to adapt its special interest magazines to new technologies. For example, The Family Handyman is available through The CompuServe Information Service and Travel Holiday is available through America Online and the Electronic Newsstand on the Internet. The Company plans to launch a site on the World Wide Web in fiscal 1996.


Other Businesses; Special Markets

     The Company's wholly owned subsidiary, QSP, Inc. ("QSP") and a Canadian affiliate, are in the business of assisting schools and youth groups in the United States and Canada in their fundraising efforts. QSP's staff helps schools and youth groups prepare fundraising campaigns in which participants sell magazine subscriptions, music and video products, books, food and gifts. QSP derives its revenue from a portion of the proceeds of each sale. Several hundred publishers (including the Company) make magazine subscriptions available to QSP at a substantial discount. QSP also obtains discounted music products from a large music publisher. Processing of magazine subscription orders and payments is performed for QSP by an independent contractor. In August 1995, a Canadian subsidiary of the Company acquired the remaining 50% of the Company's Canadian affiliate from another large Canadian publisher.

     In some markets, the Company also sells other products by direct response marketing, principally language courses
(consisting of written materials and cassettes) and globes.
Revenues from these activities are not material to the Company's business.

     The foregoing other businesses are operated as part of the Company's Special Markets Group. Beginning in fiscal 1996, Reader's Digest Young Families will also be operated as part of that group and its financial results, which in fiscal 1995 are reported in the United States geographic and Books and Home Entertainment Products business segments, will be reported with the Special Markets Group in the United States geographic and Other Businesses business segments.


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

     The Company owns numerous trademarks that it uses in its business worldwide. Its two most important trademarks are "Reader's Digest" and the "Pegasus" logo. The Company believes that the name recognition, reputation and image that it has developed in each of its markets significantly enhance customer response to the Company's direct marketing sales promotions. Accordingly, trademarks are important to the Company's business and the Company aggressively defends its trademarks.

     The Company believes that its name, image and reputation, as well as the quality of its customer lists, provide a significant competitive advantage over many other direct marketers. However, the Company's books and home entertainment products business is in competition with companies selling similar products at retail as well as by direct marketing. Because tests show that consumers' responses to direct marketing promotions can be adversely affected by the overall volume of direct marketing promotions, the Company is also in competition with all other direct marketers, regardless of whether the products being offered are similar to the Company's products.

     Each of the Company's special interest magazines is in competition with other magazines of the same genre for readers and advertising. Nearly all of the Company's products compete with other products and services that utilize leisure activity time or disposable income.


Employees


     As of June 30, 1995, the Company employed approximately 6,200 persons worldwide. Approximately 2,000 were employed in the United States and 4,200 were employed by the Company's international subsidiaries. The Company's relationship with its employees is generally satisfactory.


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


        Name and Age             Positions and Offices With the
                                             Company


James P. Schadt  (57)         Mr.  Schadt  is  Chairman  and  Chief
                              Executive  Officer  of  the  Company.
                              He  became Chairman on August 1, 1995
                              and  became  Chief Executive  Officer
                              on  August  1, 1994.  He  joined  the
                              Company   as  President   and   Chief
                              Operating Officer and was elected  to
                              the   Board  of  Directors   of   the
                              Company   in  September   1991.    He
                              served  as  President of the  Company
                              until  September 8, 1995.  He  was  a
                              member  of the board of directors  of
                              Cadbury  Schweppes plc of London  and
                              Chief   Executive  Officer   of   its
                              worldwide beverage business,  Cadbury
                              Beverages,  Inc., from  1986  through
                              July 1991.

Kenneth A. Gordon  (58)       Mr.  Gordon was elected President and
                              Chief   Operating  Officer   of   the
                              Company and a member of the Board  of
                              Directors on September 8,  1995.   He
                              has  been President, Reader's  Digest
                              U.S.A.  since July 1993.  Mr.  Gordon
                              was  an  Executive Vice President  of
                              the   Company  from  April  1995   to
                              September   1995,   a   Senior   Vice
                              President from January 1994 to  April
                              1995   and  a  Vice  President  prior
                              thereto.   In  addition,  Mr.  Gordon
                              was  President,  International  Group
                              from  October 1989 to June 1993.   He
                              joined the Company in 1960.

Joseph M. Grecky  (56)        Mr.   Grecky  has  been  Senior  Vice
                              President,   Human  Resources   since
                              January  1994.   He  had  been   Vice
                              President, Human Resources  since  he
                              joined the Company in 1987.

Heikki K. Helenius  (53)      Mr.   Helenius  has  been  President,
                              Reader's   Digest  Europe  and   Vice
                              President  of the Company since  July
                              1993.    He   was   Vice   President,
                              International  Group   from   January
                              1992  to  June 1993 and was  Managing
                              Director  of  the  Company's  Finnish
                              subsidiary   prior   thereto.     Mr.
                              Helenius joined the Company in 1972.

Melvin R. Laird  (73)         Mr.  Laird has been a member  of  the
                              Board  of  Directors of  the  Company
                              since  1990.  He has served as Senior
                              Counsellor   since   1974   and   was
                              elected  to  the additional  position
                              of   Vice  President  in  1989.   Mr.
                              Laird joined the Company in 1974.

Barbara J. Morgan  (50)       Mrs.  Morgan  has  been  Senior  Vice
                              President and Editor-in-Chief,  Books
                              and  Home  Entertainment since  April
                              1995.   She  was  Vice President  and
                              Editor-in-Chief,   Condensed    Books
                              from August 1987 to April 1995.   She
                              joined the Company in 1973.


        Name and Age             Positions and Offices With the
                                             Company

Martin J. Pearson  (48)       Mr.  Pearson, who joined the  Company
                              in  August  1973, has been President,
                              Reader's  Digest  Pacific  and   Vice
                              President  of the Company since  July
                              1993.   He  was Managing Director  of
                              Reader's   Digest   Australia    from
                              January  1990  to June 1993  and  was
                              its    Marketing    Director    prior
                              thereto.

Jack A. Smith  (47)           Mr.  Smith  has been Vice  President,
                              Corporate   Planning,  Research   and
                              Development  since  April  1995.   He
                              joined    the   Company    as    Vice
                              President,  Corporate  Planning   and
                              Development in June 1991  and  was  a
                              partner  in  the Consulting  Services
                              Division at Marketing Corporation  of
                              America prior thereto.

Paul A. Soden  (51)           Mr.   Soden  has  been  Senior   Vice
                              President  and General Counsel  since
                              he  joined  the Company  in  February
                              1995.   He  became Secretary  of  the
                              Company  in  September  1995.   Prior
                              thereto,   he  was  Vice   President,
                              General  Counsel  and  Secretary  for
                              Sterling        Winthrop,        Inc.
                              (pharmaceutical     and      consumer
                              products).

Kenneth Y. Tomlinson  (51)    Mr.   Tomlinson,   who   joined   the
                              Company  in 1968, has been Editor-in-
                              Chief,   Reader's   Digest   magazine
                              since  December 1990.   In  addition,
                              he  has  been a Senior Vice President
                              of  the Company since April 1995  and
                              was a Vice President prior thereto.

William H. Willis  (44)       Mr.   Willis   has  been   President,
                              Special   Markets  Group   and   Vice
                              President  of  the Company  since  he
                              joined  the Company in January  1994.
                              He   was  previously  Executive  Vice
                              President,  Marketing  and  Sales  of
                              Ogden  Services Corporation (facility
                              management services).

Stephen R. Wilson  (48)       Mr.  Wilson  joined  the  Company  as
                              Executive  Vice President  and  Chief
                              Financial Officer in April 1995.   He
                              was   Executive  Vice  President  and
                              Chief   Financial  Officer   of   RJR
                              Nabisco  Holdings Corp. (tobacco  and
                              food  products) and its wholly  owned
                              subsidiary,  RJR Nabisco,  Inc.  from
                              May  1993  to  April  1995,  and  was
                              Senior   Vice  President,   Corporate
                              Development prior thereto.

Additional Corporate Officers

Connie K. Beck          Vice President and Associate General Counsel
Gregory G. Coleman      Vice  President and Publisher, U.S. Reader's Digest
                        and Special Interest Magazines
Peter J.C. Davenport    Senior Vice President, Global Direct Marketing
Thomas M. Kenney        Vice   President  and  President,   U.S.   Magazine
                        Publishing
Bruce G. Koe            Vice President, Global Operations
Milan Kofol             Vice President and Treasurer
Marcia M. Lefkowitz     Vice President, Marketing, Reader's Digest U.S.A.
Kenneth A. Nelson       Vice   President,  Global  Management   Information
                        Systems
George S. Scimone       Vice President and Controller

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

     The Company leases approximately 10,000 square feet of warehouse space in Brewster, New York. QSP leases approximately 163,000 square feet in Conyers, Georgia, 4,000 square feet in Danbury, CT, 20,000 square feet in Stone Mountain, Georgia and 21,000 square feet in Ridgefield, Connecticut. Reader's Digest Young Families leases approximately 36,000 square feet of office space in Westport, Connecticut.


     The Company owns approximately 1,613,900 square feet and leases approximately 756,000 square feet of space outside the United States that is utilized by the Company's international operating subsidiaries principally as headquarters, administrative and editorial offices and warehouse space. The foregoing properties owned by the Company include 263,000 square feet of space in Swindon, United Kingdom, in a building owned by the Company on land leased by the Company through 2076.


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

     On December 21, 1993, the Roman Catholic Bishop of San Diego and the Chino Unified School District commenced a lawsuit in the U.S. District Court for the Southern District of California against a subsidiary of the Company, QSP, Inc., and the Company, alleging violation of the federal antitrust laws and seeking treble damages in an unspecified amount and certain injunctive relief. The complaint alleges that QSP, Inc. is unlawfully monopolizing a claimed school and youth group magazine fund raising market. The suit was certified as a class action on July 1, 1994. Extensive depositions and discovery have taken place and are expected to conclude before the end of 1995. While the final outcome of this lawsuit cannot be determined with certainty, management believes that the final outcome will not have a material adverse effect on the Company's results of operations or financial position and the Company intends to defend this action vigorously.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matter was submitted to a vote of security holders of the Company during the fourth quarter of the fiscal year ended June
30, 1995.


                             PART II


ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
          STOCKHOLDER MATTERS

     The information contained under the caption "Selected
Quarterly Financial Data and Dividend and Market Information" in the Company's 1995 Annual Report to Stockholders is incorporated herein by reference.


ITEM 6.   SELECTED FINANCIAL DATA

     The information contained under the caption "Selected
Quarterly Financial Data and Dividend and Market Information" and
"Selected Financial Data" in the Company's 1995 Annual Report to
Stockholders is incorporated herein by reference.

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATION

     The information contained under the caption "Management's
Discussion and Analysis" in the Company's 1995 Annual Report to
Stockholders is incorporated herein by reference.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The Company's Consolidated Financial Statements appearing on pages 26 through 35 of the Company's 1995 Annual Report to
Stockholders, together with the report thereon of KPMG Peat
Marwick LLP appearing on page 37, are incorporated herein by reference.

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURE

     None.


                            PART III


ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information with respect to directors of the Company under the caption "Election of Directors" in the Proxy Statement for the Annual Meeting of Stockholders of the Company to be held on November 10, 1995 is incorporated herein by reference. Information with respect to executive officers of the Company appears under the caption "Executive Officers of the Company" in
Item 1 of Part I hereof and is incorporated herein by reference.

ITEM 11.    EXECUTIVE COMPENSATION

     Information with respect to executive compensation under the captions "Executive Compensation," "Report of the Compensation &
Nominating Committee" and "Performance Graph" in the Proxy
Statement for the Annual Meeting of Stockholders of the Company to be held on November 10, 1995 is incorporated herein by reference.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
            MANAGEMENT

     Information with respect to security ownership of certain beneficial owners and management under the caption "Equity
Security Ownership" in the Proxy Statement for the Annual Meeting of Stockholders of the Company to be held on November 10, 1995 is incorporated herein by reference.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information with respect to certain relationships and related transactions under the caption "Executive Compensation-- Miscellaneous" in the Proxy Statement for the Annual Meeting of Stockholders of the Company to be held on November 10, 1995 is incorporated herein by reference.


                             PART IV


ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
            ON FORM 8-K

(a)  (1) Financial Statements
         See the Index to Consolidated Financial Statements on page 20 of this Report.

     (2) Financial Statement Schedules
         All schedules have been omitted since the information required to be submitted has been included in the Consolidated Financial Statements or Notes thereto or has been omitted as not applicable or not required.

     (3) Exhibits

3.1.1    Restated Certificate of Incorporation of The Reader's
         Digest Association, Inc. filed with the State of Delaware on February 7, 1990 filed as Exhibit 3.1.1 to the registrant's Form 10-K for the year ended June 30, 1993, is incorporated herein by reference.

3.1.2 Certificate of Amendment of the Certificate of Incorporation of The Reader's Digest Association, Inc. filed with the State of Delaware on February 22, 1991 filed as
         Exhibit 3.1.2 to the registrant's Form 10-K for the year ended June 30, 1993, is incorporated herein by reference.

3.2      Amended and Restated By-Laws of The Reader's Digest
         Association, Inc., effective February 22, 1991 filed as
         Exhibit 3.2 to the registrant's Form 10-K for the year ended June 30, 1993, is incorporated herein by reference.

10.1 The Reader's Digest Association, Inc. Management Incentive Compensation Plan (Amendment and Restatement as of July 1,
         1994) filed as Exhibit 10.1 to the registrant's Form 10-K for the year ended June 30, 1994, is incorporated herein by reference.*

10.2 The Reader's Digest Association, Inc. 1989 Key Employee Long Term Incentive Plan filed as Exhibit 10.2 to the
         Registration Statement on Form S-1 (Registration No. 33-
         32566) filed by registrant on December 19, 1989, is incorporated herein by reference.*

10.3 The Reader's Digest Association, Inc. 1994 Key Employee Long Term Incentive Plan filed as Exhibit 10.17 to the registrant's Form 10-Q for the quarter ended March 31, 1994, is incorporated herein by reference.*

10.4 The Reader's Digest Association, Inc. Deferred Compensation Plan (Amendment and Restatement as of July 8, 1994) filed as
         Exhibit 10.4 to the registrant's Form 10-K for the year ended June 30, 1994, is incorporated herein by reference.*

10.5 The Reader's Digest Association, Inc. Severance Plan for Senior Management (Amendment and Restatement as of July 8,
         1994) filed as Exhibit 10.5 to the registrant's Form 10-K for the year ended June 30, 1994, is incorporated herein by reference.*

10.6 The Reader's Digest Association, Inc. Income Continuation Plan for Senior Management (amended and restated) filed as
         Exhibit 10.5 to the registrant's Form 10-K for the year ended June 30, 1993, is incorporated herein by reference.*

10.7 Excess Benefit Retirement Plan of The Reader's Digest Association, Inc. (Amendment and Restatement as of July 1,
         1994) filed as Exhibit 10.7 to the registrant's Form 10-K for the year ended June 30, 1994, is incorporated herein by reference.*

10.8 Supplemental Retirement Agreement dated as of May 15, 1985 between the registrant and George V. Grune filed as Exhibit
         10.12 to the Registration Statement on Form S-1
         (Registration No. 33-32566) filed by registrant on December 19, 1989, is incorporated herein by reference.*


     *Denotes a management contract or compensatory plan.

10.9 Supplemental Retirement Benefit Agreement dated as of August 22, 1988 between the registrant and George V. Grune filed as
         Exhibit 10.7 to the Registration Statement on Form S-1 (Registration No. 33-32566) filed by registrant on December 19, 1989, is incorporated herein by reference.*

10.10    Supplemental Retirement Benefit Agreement dated as of
         August 25, 1988 between the registrant and Kenneth A. Gordon filed as Exhibit 10.10 to the Registration Statement on Form S-1 (Registration No. 33-32566) filed by registrant on December 19, 1989, is incorporated herein by reference.*

10.11 Supplemental Retirement Benefit Agreement dated as of December 12, 1989 between the registrant and Thomas M. Kenney filed as Exhibit 10.21 to the registrant's Form 10-K for the year ended June 30, 1991, is incorporated herein by reference.*

10.12    Supplemental Retirement Benefit Agreement dated as of
         August 16, 1990 between the registrant and Anthony W.
         Ruggiero filed as Exhibit 10.22 to the registrant's Form 10-K for the year ended June 30, 1991, is incorporated herein by reference.*

10.13 Supplemental Retirement Benefit Agreement dated as of September 13, 1991 between the registrant and James P. Schadt filed as Exhibit 10.16 to the registrant's Form 10-K for the year ended June 30, 1993, is incorporated herein by reference.*

10.14    Supplemental Retirement Benefit Agreement dated as of
         August 25, 1988 between the registrant and Joseph M.
         Grecky.*

10.15    Supplemental Retirement Benefit Agreement dated as of
         June 8, 1994 between the registrant and Martin J. Pearson.*

10.16    Supplemental Retirement Benefit Agreement dated as of
         August 23, 1988 between the registrant and Kenneth Y.
         Tomlinson.*

10.17    The Reader's Digest 1992 Executive Retirement Plan
         (Amendment and Restatement as of September 8, 1995).*

10.18    The Reader's Digest Association, Inc. Deferred
         Compensation Plan for Non--Employee Directors filed as
         Exhibit 10.20 to the registrant's Form 10-K for the year ended June 30, 1990, is incorporated herein by reference.*

10.19 Resolution of the Board of Directors of the registrant adopted January 10, 1986 relating to compensation for former members of the Board of Directors.*

10.20 Agreement dated July 10, 1992 between the registrant and George V. Grune filed as Exhibit 10.15 to the registrant's Form 10-K for the year ended June 30, 1992, is incorporated herein by reference.*

10.21 Agreement dated as of February 17, 1995 between the registrant and an executive officer filed as Exhibit 10.17 to the registrant's Form 10-Q for the quarter ended March 31, 1995, is incorporated by reference.*


     *Denotes a management contract or compensatory plan.


13 Financial Review appearing at pages 20 through 36 of the registrant's 1995 Annual Report to Stockholders, together with the report thereon of KPMG Peat Marwick LLP appearing on page 37 (furnished for the information of the Securities and Exchange Commission only and not to be deemed filed as part of this Annual Report on Form 10-K, except for the portions thereof that are specifically incorporated herein by reference).

21      Subsidiaries of the registrant.

23      Consent of KPMG Peat Marwick LLP.

27      Financial Data Schedule.

(b)     Reports on Form 8-K

     No report on Form 8-K was filed during the three months ended June 30, 1995.




                           SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            THE READER'S DIGEST ASSOCIATION, INC.


                                  By:             James P. Schadt
                                                 (James P. Schadt)
                                      Chairman and Chief Executive Officer
Date:  September 26, 1995

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

           Signature                     Title                Date


      James P. Schadt           Chairman and Chief      September 26, 1995
     (James P. Schadt)          Executive Officer and
                                a Director

      Kenneth A. Gordon         President and Chief     September 26, 1995
     (Kenneth A. Gordon)        Operating Officer and
                                a Director

      Melvin R. Laird           Vice President and      September 26, 1995
     (Melvin R. Laird)          Senior Counsellor and
                                a Director

      Stephen R. Wilson         Executive Vice          September 26, 1995
     (Stephen R. Wilson)        President and
                                Chief Financial
                                Officer

      George S. Scimone         Vice President and      September 26, 1995
     (George S. Scimone)        Controller

      William G. Bowen          Director                September 26, 1995
     (William G. Bowen)

      Lynne V. Cheney           Director                September 26, 1995
     (Lynne V. Cheney)

      M. Christine DeVita       Director                September 26, 1995
     (M. Christine DeVita)

      James E. Preston          Director                September 26, 1995
     (James E. Preston)

      Robert G. Schwartz        Director                September 26, 1995
     (Robert G. Schwartz)

      Walter V. Shipley         Director                September 26, 1995
     (Walter V. Shipley)

      C.J. Silas                Director                September 26, 1995
     (C.J. Silas)

              THE READER'S DIGEST ASSOCIATION, INC.


                      INDEX TO CONSOLIDATED
                      FINANCIAL STATEMENTS


                                                             Page
Report of KPMG Peat Marwick LLP, Independent Auditors           *

Financial Statements:

   Consolidated Statements of Income--For the Years Ended June
       30, 1995, 1994 and 1993                                  *

   Consolidated Balance Sheets--June 30, 1995 and 1994          *

   Consolidated Statements of Cash Flows--For the Years Ended
       June 30, 1995, 1994 and 1993                             *

   Consolidated Statements of Changes in Stockholders' Equity--
       For the Years Ended June 30, 1995, 1994 and 1993         *

   Notes to Consolidated Financial Statements                   *



____________
      *Incorporated  by  reference to the Company's  1995  Annual
Report to Stockholders.  See Item 8 of the Annual Report on  Form
10-K.