Form 10-Q
period 1995-09-30
READERS DIGEST ASSOCIATION INC
filed 1995-11-13
CIK 858558

FORM 10-Q

                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C.  20549

      [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended September 30, 1995

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
        incorporation or organization)         Employer
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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


As of October 31, 1995, the following shares of the registrant's common stock were outstanding:

Class A Nonvoting Common Stock, $0.01 par value:   86,098,181 shares
Class B Voting Common Stock, $0.01 par value:      21,716,057 shares



                                                 Page 1 of 13 pages.


                 THE READER'S DIGEST ASSOCIATION, INC.

                          Index to Form 10-Q

                          September 30, 1995


Part I - Financial Information                                     Page No.

The Reader's Digest Association, Inc. and Subsidiaries
Financial Statements (unaudited):

 Consolidated Condensed Statements of Income
  for the three-month periods ended September 30, 1995 and 1994        3

 Consolidated Condensed Balance Sheets
  as of September 30, 1995 and June 30, 1995                           4

 Consolidated Condensed Statements of Cash Flows
  for the three-month periods ended September 30, 1995 and 1994        5

 Notes to Consolidated Condensed Financial Statements                  6

Management's Discussion and Analysis
 of Financial Condition and Results of Operations                      7


Part II - Other Information                                           10


        THE READER'S DIGEST ASSOCIATION, INC. AND SUBSIDIARIES
              CONSOLIDATED CONDENSED STATEMENTS OF INCOME
         Three-Month periods ended September 30, 1995 and 1994
                 (In millions, except per share data)
                              (unaudited)



                                                                 Three-Month period ended
                                                                       September 30,
                                                                   1995              1994
Revenues                                                     $ 730.5             $ 710.8

Product, distribution and editorial expense                    250.9               229.9
Promotion, marketing and administrative expense                397.8               379.3

Operating profit                                                81.8               101.6

Other income, net                                                3.1                 6.2

Income before provision for income taxes                        84.9               107.8

Provision for income taxes                                      31.0                40.5

Net income                                                   $  53.9             $  67.3

Earnings per share                                           $  0.50             $  0.59

Average common shares outstanding                              108.0               113.5



See accompanying notes to consolidated condensed financial statements.

        THE READER'S DIGEST ASSOCIATION, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED BALANCE SHEETS
              As of September 30, 1995 and June 30, 1995
                             (In millions)
                              (unaudited)



                                                             September 30,              June 30,
                                                                 1995                    1995
Assets
Cash and cash equivalents                                    $ 184.8                  $  214.6
Short-term investments                                          83.8                      93.0
Receivables, net                                               546.4                     396.4
Inventories                                                    221.6                     188.6
Prepaid expenses and other current assets                      233.1                     218.5

Total current assets                                         1,269.7                   1,111.1

Marketable securities                                          130.0                     224.5
Property, plant and equipment, net                             256.2                     256.6
Other noncurrent assets                                        374.4                     366.5

Total assets                                                $2,030.3                 $ 1,958.7

Liabilities and stockholders' equity
Accounts payable                                             $ 227.5                  $  224.8
Accrued expenses                                               340.0                     340.2
Income taxes payable                                           106.8                      97.5
Unearned revenue                                               456.6                     391.7
Other current liabilities                                       21.6                      17.9

Total current liabilities                                    1,152.5                   1,072.1

Other noncurrent liabilities                                   242.0                     245.8

Total liabilities                                            1,394.5                   1,317.9

Capital stock                                                   27.8                      29.5
Paid-in capital                                                129.6                     118.3
Retained earnings                                            1,103.8                   1,093.5
Net unrealized gains on certain investments                      5.1                       5.1
Foreign currency translation adjustment                         (1.6)                     (0.3)
Treasury stock, at cost                                       (628.9)                   (605.3)

Total stockholders' equity                                     635.8                     640.8

Total liabilities and stockholders' equity                  $2,030.3                 $ 1,958.7


See accompanying notes to consolidated condensed financial statements.


        THE READER'S DIGEST ASSOCIATION, INC. AND SUBSIDIARIES
            CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
         Three-Month periods ended September 30, 1995 and 1994
                             (In millions)
                              (unaudited)



                                                                    Three-Month period ended
                                                                      September 30,
                                                                1995                 1994
Cash flows from operating activities
Net income                                                  $   53.9               $  67.3
Depreciation and amortization                                   11.7                  10.4
Other, net                                                     (97.7)                (68.2)

Net change in cash due to operating activities                 (32.1)                  9.5

Cash flows from investing activities
Proceeds from maturities and sales of
short-term investments and marketable securities               181.2                  94.7
Purchases of short-term investments and marketable             (76.6)                (19.2)
securities
Other, net                                                     (25.4)                 (3.7)

Net change in cash due to investing activities                  79.2                  71.8

Cash flows from financing activities
Dividends paid                                                 (43.6)               (40.1)
Common stock repurchased                                       (26.0)               (31.3)
Other, net                                                      (6.7)                 2.6

Net change in cash due to financing activities                 (76.3)               (68.8)

Effect of exchange rate changes on cash                         (0.6)                 4.2

Net change in cash and cash equivalents                        (29.8)                16.7

Cash and cash equivalents at beginning of period               214.6                183.2
Cash and cash equivalents at end of period                  $  184.8              $ 199.9


See accompanying notes to consolidated condensed financial statements.


        THE READER'S DIGEST ASSOCIATION, INC. AND SUBSIDIARIES
         NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                             (In millions)
                              (unaudited)

(1)  Basis of Presentation

The company reports on a fiscal year beginning July 1. The three-month periods ended September 30, 1995, and 1994 are the first fiscal quarters of fiscal year 1996 and fiscal year 1995, respectively.

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

(2)  Change in Presentation

In the current year the company reclassified certain costs and expenses in the Consolidated Condensed Statements of Income to more closely reflect its business and internal reporting practices. There was no impact on operating profit. Additionally, certain assets and liabilities in the company's Consolidated Condensed Balance Sheets have been reclassified to conform with the current year's presentation.

(3)  Earnings Per Share

Earnings per share is computed by dividing net income, less preferred stock dividend requirements, of $0.3 in each of the three-month periods ended September 30, 1995 and 1994 by the weighted average number of common shares outstanding during the period.

(4)  Inventories

                                            September 30,       June 30,
                                                1995             1995
Raw materials                               $   34.9           $  32.4
Work-in process                                 23.5              24.7
Finished goods                                 163.2             131.5
                                            $  221.6           $ 188.6


(5)  Segment Information

                                               Three-Month period ended
                                                    September 30,
                                              1995                    1994
BUSINESS SEGMENTS
Reader's Digest Magazine                    $  177.4                $ 171.9
Books and Home Entertainment Products          515.5                  502.1
Special Interest Magazines                      20.0                   18.7
Other Businesses                                17.6                   18.1

Total revenues                              $  730.5                $ 710.8

GEOGRAPHIC AREAS
United States                               $  289.7                $ 268.7
Europe                                         337.7                  343.5
Other Markets                                  103.1                   98.6

Total revenues                              $  730.5                $ 710.8

                 The Reader's Digest Association, Inc.
                 Management's Discussion and Analysis
           of Financial Condition and Results of Operations
                 (In millions, except per share data)

Results of Operations

Three-Month Period Ended September 30, 1995 Compared With Three-Month Period Ended September 30, 1994

Financial Statement Presentation
In the current year, the company reclassified certain costs and expenses in the Consolidated Condensed Statements of Income to more closely reflect its business and internal reporting practices. There was no impact on operating profit. Additionally, certain assets and liabilities in the company's Consolidated Condensed Balance Sheets have been reclassified to conform with the current year's presentation.

Revenues/Operating Profit
Worldwide revenues for the three-month period ended September 30, 1995 increased 3%, to $730.5 compared with the three-month period ended September 30, 1994. Higher revenues in the United States and Other Markets were offset by lower revenues in Europe which were impacted by the favorable effect of changes in foreign currency exchange rates. The segments that were the primary contributors to this 3% increase were Books and Home Entertainment Products and Reader's Digest Magazine representing approximately 2% and 1%, respectively.

Worldwide operating profit decreased 19% to $81.8 in the first quarter of 1996, compared with $101.6 in the first quarter of 1995. This $19.8 decrease was primarily because of approximately $14.0 in higher global paper and postage costs and lower response rates in Europe which were partially offset by the favorable effect of changes in foreign currency exchange rates.


Other Income, Net
Other income, net for the first quarter of 1996 decreased to $3.1 compared with $6.2 a year ago. This decrease was primarily because of lower interest income ($6.2 in 1996 compared with $11.0 in 1995), partially offset by lower expense related to losses on foreign exchange transactions and hedging activity ($2.1 in 1996 compared with $4.2 in 1995).


Income Taxes
The company reduced its overall effective tax rate to 36.5% in the first quarter of 1996 from 37.5% in the first quarter of 1995. This decrease was attributable to a favorable settlement relating to prior years. The company anticipates that the effective tax rate will remain at 36.5% for the remainder of the year.


Earnings Per Share
Earnings per share declined 15% to $0.50 in the first quarter 1996, compared with $0.59 for the same period in 1995. The decline in earnings per share was lower than the decline in net income due to the reduction in outstanding shares under the company's ongoing share repurchase program.


Business Segments

Reader's Digest Magazine
Revenues for Reader's Digest Magazine increased 3%, to $177.4, for the first quarter of 1996 from $171.9 in the first quarter of 1995. This increase was due equally to increases in circulation and advertising revenue. Subscription pricing and circulation levels remained consistent with the prior year. Circulation revenue benefited from the favorable effect of changes in foreign currency exchange rates. The increase in advertising revenues was attributable to increased advertising pages primarily in the United States. Operating profit for Reader's Digest Magazine decreased significantly during the first quarter of 1996 compared with the same period a year ago. The effect of higher revenues was more than offset by higher paper and postage costs and increased promotional spending to retain high-quality subscribers who purchase other products.

Books and Home Entertainment Products
Revenues for Books and Home Entertainment Products increased 3%, to $515.5, for the first quarter of 1996 from $502.1 for the first quarter of 1995. Excluding the effect of changes in foreign currency exchange rates, revenues decreased 1% compared with the prior year. This decrease was due to a moderate decline in unit sales, partially offset by slightly higher prices and sales of a higher priced product mix. Increased unit sales in the United States were more than offset by lower sales in Europe. Notably, revenues for series books and video products reported healthy gains while general books reported substantially lower revenues in the first quarter of 1996 compared with 1995. Operating profit for Books and Home Entertainment Products decreased in 1996 compared with 1995 principally due to lower response rates and performance in Europe.

Special Interest Magazines
Revenues for Special Interest Magazines increased 7%, to $20.0 for the first quarter of 1996 from $18.7 for the first quarter of 1995. This increase was primarily attributable to an increase in circulation revenues. The increase in circulation revenues is due about equally to higher pricing and higher paid subscriptions. The operating loss increased in 1996 compared with 1995 due to higher paper and postage costs which more than offset the increase in revenues.


Geographic Areas

United States
Revenues in the United States increased from $268.7 to $289.7, or by 8%, in 1996 compared with 1995 of which approximately 7% and 1% was attributable to Books and Home Entertainment Products and Reader's Digest Magazine, respectively. Within Books and Home Entertainment Products, all product lines reported revenue increases. The revenue increase in the Reader's Digest Magazine was due to higher advertising pages. Video products performed particularly well this quarter. Operating profit decreased substantially in 1996 compared with 1995, due to higher paper and postage costs.

Europe
Revenues in Europe decreased from $343.5 to $337.7, or by 2%, in 1996 compared with 1995. Excluding the favorable effects of foreign currency exchange rates, revenues declined 10%. Operating profit decreased considerably in 1996 compared with 1995. These decreases were due primarily to lower sales of Books and Home Entertainment Products caused by a declining customer base and weakened customer response rates in certain markets, including the company's three largest markets: Germany, France and the United Kingdom. The company believes that the lower response rates in Europe were due to various reasons, including the number and sequencing of product offerings and the appeal of promotion formats. Higher paper costs also contributed to the operating profit decline.

Other Markets
Revenues in Other Markets increased from $98.6 to $103.1, or by 5%, in 1996 compared with 1995. Excluding the unfavorable effects of foreign exchange, revenues increased 12% due to sales of Books and Home Entertainment Products, most notably music products. This segment reported gains across all product lines, primarily due to a higher priced product mix. Operating profit increased in 1996 compared with 1995. The increase in operating profit was primarily attributable to the increase in revenues.

Corporate Expense
Corporate expense decreased to $11.7 compared with $16.7 in the first quarter of 1995 due to the timing of certain expenses and a reduction in outside consulting fees.


Forward-Looking Information
The company previously reported that it will incur up to $50.0 in higher paper and postage costs in fiscal 1996. The company continues to develop new ways to offset part of these higher costs through a combination of prudent pricing and productivity improvements. The company has elected not to fully and immediately pass these increases on to its customers through higher prices. Higher paper and postage costs and increased investment spending are expected to affect results through the remainder of fiscal 1996.

The company has implemented a program to restore customer and revenue growth in Europe by modifying its promotional mailings and moderating the rate of price increases. Initial benefits from these actions are expected to be realized by the end of fiscal 1996 and in fiscal 1997. Issues relating to the effectiveness of mailings to outside lists are also being addressed by the company. The company expects that results through this fiscal year and through fiscal 1997 will be impacted by the softness in Europe.

The company seeks to maximize total long-term return to shareholders and believes that through a combination of investment in existing businesses and new strategic ventures and alliances it will be able to achieve double digit earnings per share growth over the long term.


Liquidity and Capital Resources

September 30, 1995 Compared With June 30, 1995
Cash and cash equivalents, short-term investments and marketable securities decreased $133.5 to $398.6 at September 30, 1995. The decrease results from dividend payments of $43.6, the repurchase of Class A nonvoting common stock, at a cost of $26.0, and cash used by operations of $32.1. In addition, the Company also expended $25.9 for investments in strategic alliances and capital expenditures. Unrealized gains on short-term investments and marketable securities remained at $8.1 at June 30, 1995, and September 30, 1995.

In the first quarter of fiscal 1996, the company paid a $0.40 per share dividend on its common stock, representing a 14% increase, compared with $0.35 per share a year ago. In October 1995, the Board of Directors raised the quarterly dividend to $0.45 per share. At the current rate, the company will pay a total dividend of $1.75 per share in fiscal 1996 compared with $1.55 in fiscal 1995.

The company repurchased 0.6 shares of Class A nonvoting common stock in the first quarter of 1996. The Company expects to complete its fourth share repurchase program by the end of fiscal 1996. The company has repurchased approximately 14.2 shares, through September 30, 1995, since its first program was announced in February 1992.

The company believes that its liquidity, capital resources and cash flow are sufficient to fund normal capital expenditures, working capital requirements, the payment of dividends and the company's share repurchase program. The company also believes its liquidity, capital resources and cash flow are sufficient to finance present plans to expand existing product lines in existing markets, to identify and develop new products and markets and to enter into strategic alliances and make small acquisitions.

                      PART II.  OTHER INFORMATION

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

At the 1995 Annual Meeting of Stockholders of the Company, held on November 10, 1995, the following matters were voted on by the stockholders:

Proposal 1:    Election of Directors to hold office until the next
Annual Meeting or until their successors are duly elected and qualified. Each nominee was elected by the votes cast as follows:

                                      For                   Withheld
     James P. Schadt              21,114,226                 45,760
     Kenneth A. Gordon            21,121,831                 38,155
     Melvin R. Laird              21,096,018                 63,968
     William G. Bowen             21,119,226                 40,762
     Lynne V. Cheney              21,107,843                 52,143
     M. Christine DeVita          21,108,424                 51,562
     James E. Preston             21,115,592                 44,394
     Robert G. Schwartz           21,117,025                 42,961
     Walter V. Shipley            21,110,556                 49,430
     C.J. Silas                   21,124,028                 35,958


Proposal 2:    Approval of the business criteria, maximum amount and
eligible employees for performance-based restricted stock under The Reader's Digest Association, Inc. 1994 Key Employee Long Term
Incentive Plan.  Proposal 2 was approved by the votes cast as follows:

                                                                  Broker
                          For          Against      Abstain      Non-Votes
                       20,745,735      273,492      140,759          0


Item 5.   OTHER INFORMATION

At the meeting of the Board of Directors of the Company held on November 10, 1995, the following individuals were elected to the new or additional offices indicated:

Name                      Title
Robert J. Aubin           Vice President; President, Reader's Digest U.S.A.
Gregory G. Coleman        Vice President; General Manager, U.S. Magazines and
                            Publisher, U.S. Reader's Digest Magazine
Thomas M. Kenney          Vice President; President Global Magazine and
                            Corporate Development
Martin J. Pearson         Vice President; President, Reader's Digest Europe
Jack A. Smith             Senior Vice President, Reader's Digest Television
                            and New Media
William H. Willis         Vice President; President, Reader's Digest Pacific


Item 6.   EXHIBITS AND REPORTS ON FORM 8-K.

       (a) Exhibits

                      27   Financial Data Schedule.  [1 page]

       (b) Reports on Form 8-K

       No reports on Form 8-K were filed for the quarter for which this report is filed.









                              SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                                   The Reader's Digest Association,Inc.
                                   (Registrant)



Date:  November 13, 1995   By:     Stephen R. Wilson
                                   Stephen R. Wilson
                                   Executive Vice President and
                                   Chief Financial Officer



                                   George S. Scimone
                                   George S. Scimone
                                   Vice President and Controller
                                   Chief Accounting Officer




                             EXHIBIT INDEX



Exhibit
27      Financial Data Schedule