Form 10-Q
period 1995-12-31
READERS DIGEST ASSOCIATION INC
filed 1996-02-14
CIK 858558

FORM 10-Q

                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549

        [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                OF THE SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended December 31, 1995

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

       Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

       As of January 31, 1996, the following shares of the registrant's common stock were outstanding:

Class A Nonvoting Common Stock, $0.01 par value:  86,178,411 shares
Class B Voting Common Stock, $0.01 par value:     21,716,057 shares



                                                   Page 1 of 20 pages.


                 THE READER'S DIGEST ASSOCIATION, INC.

                          Index to Form 10-Q

                           December 31, 1995


Part I - Financial Information                    Page No.

The Reader's Digest Association, Inc. and Subsidiaries
Financial Statements (unaudited):

 Consolidated Condensed Statements of Income
  for the three and six-month periods
  ended December 31, 1995 and 1994                     3

 Consolidated Condensed Balance Sheets
  as of December 31, 1995 and June 30, 1995            4

 Consolidated Condensed Statements of Cash Flows
  for the six-month periods ended
  December 31, 1995 and 1994                           5

 Notes to Consolidated Condensed Financial Statements  6

Management's Discussion and Analysis
 of Financial Condition and Results of Operations      8


Part II - Other Information                            13


        THE READER'S DIGEST ASSOCIATION, INC. AND SUBSIDIARIES
              CONSOLIDATED CONDENSED STATEMENTS OF INCOME
     Three and six-month periods ended December 31, 1995 and 1994
                 (in millions, except per share data)
                              (unaudited)

                               Three-month period ended        Six-month period ended
                                     December 31,                    December 31,
                                 1995          1994            1995            1994

Revenues                       $  918.6        $  855.6         $ 1,649.1      $1,566.4
Product, distribution and
 editorial expense                312.4           279.3             509.2         563.3
Promotion, marketing and
 administrative expense           461.8           415.4             794.7         859.6

Operating profit                  144.4           160.9             262.5         226.2

Other income, net                   4.8             7.0               7.9          13.2
Income before provision for
 income taxes                     149.2           167.9             275.7         234.1
Provision for income taxes         54.4            62.8              85.4         103.3

Net income                     $   94.8        $  105.1         $   148.7      $  172.4

Earnings per share             $   0.88        $   0.93         $    1.37      $   1.52
Average common shares
 outstanding                      107.9           113.0             113.2         107.9



See accompanying notes to consolidated condensed financial statements.



        THE READER'S DIGEST ASSOCIATION, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED BALANCE SHEETS
               As of December 31, 1995 and June 30, 1995
                             (in millions)
                              (unaudited)


                                              December 31,          June 30,
                                                  1995                1995
Assets
Cash and cash equivalents                     $ 156.0             $  214.6
Short-term investments                           88.2                 93.0
Receivables, net                                668.1                396.4
Inventories                                     225.7                188.6
Prepaid expenses and other current assets       247.9                218.5

Total current assets                          1,385.9              1,111.1

Marketable securities                           104.7                224.5
Property, plant and equipment, net              258.7                256.6
Other noncurrent assets                         371.7                366.5

Total assets                                 $2,121.0             $1,958.7

Liabilities and stockholders' equity
Accounts payable                              $ 237.4             $  224.8
Accrued expenses                                351.3                340.2
Income taxes payable                            116.2                 97.5
Unearned revenue                                451.3                391.7
Other current liabilities                        21.0                 17.9

Total current liabilities                     1,177.2              1,072.1

Other noncurrent liabilities                    274.9                245.8

Total liabilities                             1,452.1              1,317.9

Capital stock                                    28.0                 29.5
Paid-in capital                                 133.7                118.3
Retained earnings                             1,149.8              1,093.5
Net unrealized gains on certain investments       4.5                  5.1
Foreign currency translation adjustment         ( 6.2)               ( 0.3)
Treasury stock, at cost                       ( 640.9)             ( 605.3)

Total stockholders' equity                      668.9                640.8

Total liabilities and stockholders' equity   $2,121.0             $1,958.7




See accompanying notes to consolidated condensed financial statements.


        THE READER'S DIGEST ASSOCIATION, INC. AND SUBSIDIARIES
            CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
          Six-month periods ended December 31, 1995 and 1994
                             (in millions)
                              (unaudited)

                                                     Six-month period ended
                                                          December 31,
                                                      1995            1994
Cash flows from operating activities:
Net income                                          $ 148.7         $ 172.4
Depreciation and amortization                          23.7            21.7
Other, net                                          ( 193.9)        ( 102.7)

Net change in cash due to operating activities       ( 21.5)           91.4

Cash flows from investing activities:
Proceeds from maturities and sales of short-term
 investments and marketable securities                272.7           202.9
Purchases of short-term investments and
 marketable securities                              ( 136.8)        ( 109.8)
Other, net                                           ( 40.5)         ( 31.1)

Net change in cash due to investing activities         95.4            62.0

Cash flows from financing activities:
Dividends paid                                       ( 92.4)         ( 85.8)
Common stock repurchased                             ( 42.3)         ( 88.9)
Other, net                                              2.7             5.6

Net change in cash due to financing activities      ( 132.0)        ( 169.1)

Effect of exchange rate changes on cash               ( 0.5)            4.5

Net change in cash and cash equivalents              ( 58.6)         ( 11.2)

Cash and cash equivalents at beginning of period      214.6           183.2
Cash and cash equivalents at end of period          $ 156.0         $ 172.0



See accompanying notes to consolidated condensed financial statements.



        THE READER'S DIGEST ASSOCIATION, INC. AND SUBSIDIARIES
         NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                 (in millions, except per share data)
                              (unaudited)

(1)  Basis of Presentation

The company reports on a fiscal year beginning July 1. The three-month periods ended December 31, 1995 and 1994 are the second fiscal quarters of fiscal year 1996 and fiscal year 1995, respectively.

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

(2)  Change in Presentation

In the current year the company reclassified certain costs and expenses in the Consolidated Condensed Statements of Income to more closely reflect its business and internal reporting practices. There was no impact on operating profit. Additionally, certain prior year amounts in the company's Consolidated Condensed Balance Sheet and Consolidated Condensed Statement of Cash Flows have been reclassified to conform with the current year's presentation.

(3)  Earnings Per Share

Earnings per share is computed by dividing net income, less preferred stock dividend requirements, of $0.3 in each of the three-month periods ended December 31, 1995 and 1994 and $0.7 in each of the six-month periods ended December 31, 1995 and 1994 by the weighted average number of common shares outstanding during the period.

(4)  Inventories

                                    December 31,             June 30,
                                       1995                    1995
Raw materials                       $   42.9                 $  32.4
Work-in process                         20.5                    24.7
Finished goods                         162.3                   131.5
                                    $  225.7                 $ 188.6

(5)  Segment Information

                                     Three-month period ended           Six-month period ended
                                           December 31,                     December 31,
                                    1995                1994              1995           1994
BUSINESS SEGMENTS
Reader's Digest Magazine           $ 190.3            $  186.7           $   367.7    $   358.5
Books and Home Entertainment         592.9               556.0             1,108.4      1,058.2
Products
Special Interest Magazines            25.8                24.6                45.8         43.4
Other Businesses                     109.6                88.3               127.2        106.3

Total revenues                     $ 918.6            $  855.6           $ 1,649.1    $ 1,566.4

GEOGRAPHIC AREAS
United States                      $ 402.3            $   355.3          $   692.0    $   624.0
Europe                               390.9                383.2              728.6        726.6
Other Markets                        125.4                117.1              228.5        215.8

Total revenues                     $ 918.6            $   855.6          $ 1,649.1    $ 1,566.4



(6)Subsequent Event

In January 1996, the company announced a plan to realign and streamline its operations and processes and better position itself to achieve its strategic growth objectives. The plan consists principally of streamlining the company's organizational structure by reducing the worldwide workforce by approximately 15%, the strategic repositioning of the special interest magazines group and the reevaluation of certain business arrangements that is expected to result in contract terminations and asset write-downs. In addition, an accrual will be recorded for various claims against the company. A charge of up to $225.0 will be reflected in other operating items in the Consolidated Condensed Statement of Income for the period ended March 31, 1996.


                 The Reader's Digest Association, Inc.
                 Management's Discussion and Analysis
           of Financial Condition and Results of Operations
                 (In millions, except per share data)

Results of Operations

In January 1996, the company announced a plan to realign and streamline its operations and processes and better position itself to achieve its strategic growth objectives. The plan consists principally of streamlining the company's organizational structure by reducing the worldwide workforce by approximately 15%, the strategic repositioning of the special interest magazines group and the reevaluation of certain business arrangements that is expected to result in contract terminations and asset write-downs. In addition, an accrual will be recorded for various claims against the company. A charge of up to $225.0 will be reflected in other operating items in the Consolidated Condensed Statement of Income for the period ended March 31, 1996. Since the impact of this charge will be reflected in third quarter results, the discussion below (except as noted) excludes the effect of these items.

Three-Month Period Ended December 31, 1995 Compared With Three-Month Period Ended December 31, 1994

Financial Statement Presentation
In the current year, the company reclassified certain costs and expenses in the Consolidated Condensed Statements of Income to more closely reflect its business and internal reporting practices. There was no impact on operating profit. Additionally, certain prior year amounts in the company's Consolidated Condensed Balance Sheet and Consolidated Condensed Statement of Cash Flows have been reclassified to conform with the current year's presentation.

Revenues/Operating Profit
Worldwide revenues for the second quarter of 1996 increased 7%, to $918.6 compared with the second quarter of 1995. Higher revenues in all geographic areas, most significantly the United States, contributed to this increase. The segments that were the primary contributors to this 7% increase were Books and Home Entertainment Products and Other Businesses representing approximately 4% and 2%, respectively.

Worldwide operating profit decreased 10% to $144.4 in the second quarter of 1996, compared with $160.9 in the second quarter of 1995. This $16.5 decrease was primarily because of approximately $18.0 in higher global paper and postage costs, performance in the company's European operations and ongoing investments in existing and new businesses. These factors were partially offset by increased revenues.

Other Income, Net
Other income, net for the second quarter of 1996 decreased to $4.8 compared with $7.0 a year ago. This decrease was primarily because of lower interest income ($5.5 in 1996 compared with $9.4 in 1995), partially offset by the gain on sale of certain securities ($3.6 in 1996 compared with $0.7 in 1995).

Earnings Per Share
Earnings per share declined 5% to $0.88 in the second quarter of 1996, compared with $0.93 for the same period in 1995. The decline in earnings per share was lower than the decline in net income due to the reduction in outstanding shares under the company's share repurchase program.

Income Taxes
The company reduced its overall effective tax rate to 36.5% in fiscal 1996 from 37.5% in 1995. This decrease was attributable to a favorable settlement relating to prior years. The company anticipates that, excluding the effect of the third quarter charge, the effective tax rate will remain at 36.5% for the remainder of the year. The third quarter charge is expected to result in a higher effective tax rate.


Business Segments

Reader's Digest Magazine
Revenues for Reader's Digest Magazine increased 2%, to $190.3, for the second quarter of 1996 from $186.7 in the second quarter of 1995. This increase was due primarily to an increase in advertising revenue. The increase in advertising revenues was attributable to higher revenues in the United States offset by lower advertising revenue in Europe. Globally, approximately two-thirds of the increase in advertising revenue was due to rate and one-third was due to pages. Circulation revenue remained about even as a result of higher subscription pricing offset by lower paid copies. Operating profit for Reader's Digest Magazine decreased significantly during the second quarter of 1996 compared with the same period a year ago. The effect of increased revenues was more than offset by higher paper and postage costs and increased promotional spending to retain high-quality subscribers who purchase the company's other products.

Books and Home Entertainment Products
Revenues for Books and Home Entertainment Products increased 7%, to $592.9, for the second quarter of 1996 from $556.0 for the second quarter of 1995. Excluding the effect of changes in foreign currency exchange rates, revenues increased 5% compared with the prior year. This increase was primarily due to increased unit sales in the United States. Notably, global revenues for music, series books and video products reported healthy gains, partially offset by lower general books revenues, compared with the same period a year ago. Operating profit for Books and Home Entertainment Products decreased in 1996 compared with 1995 principally due to lower response rates and performance in Europe.

Special Interest Magazines
Revenues for Special Interest Magazines increased 5%, to $25.8 for the second quarter of 1996 from $24.6 for the second quarter of 1995. This higher revenue was attributable to an increase in circulation partially offset by lower advertising revenue. The increase in circulation revenue was about equally due to higher circulation levels and subscription pricing. The decline in advertising revenue was a result of lower advertising pages and rates. Operating profit increased in 1996 compared with 1995 due to higher revenues, partially offset by increased paper and postage costs.


Geographic Areas

United States
Revenues in the United States increased from $355.3 to $402.3, or by 13%, in the second quarter of 1996 compared with the second quarter of 1995 of which approximately 9% and 3% were attributable to Books and Home Entertainment Products and Other Businesses, respectively. Within Books and Home Entertainment Products, virtually all product lines reported revenue increases. Music products and series books performed particularly well in the second quarter of 1996 compared with 1995 due primarily to the launch of a new illustrated book series and increased membership in music series. The revenue increase in Other Businesses was due to higher sales at QSP. The increase in advertising pages for Reader's Digest magazine also contributed to the overall revenue growth in the United States. Operating profit increased primarily because of increased revenues, which were partially offset by the effect of higher paper and postage costs.

Europe
Revenues in Europe increased from $383.2 to $390.9, or by 2%, in the second quarter of 1996 compared with the second quarter of 1995. Excluding the favorable effects of foreign currency exchange rates, revenues declined 3%. Operating profit decreased significantly in 1996 compared with 1995. These results reflect a general weakness in the European economies as well as the company's deliberate investment in restaging its European operations, which began last spring. This restaging comprises a program to restore long-term customer and revenue growth by reducing the number of mailings and mail quantity, modifying promotional mailings and moderating the rate of price increases. In addition, the company believes that external factors such as the national and postal strikes in France adversely affected the second quarter of 1996. These factors and circumstances resulted in lower performance primarily in Books and Home Entertainment Products and also in Reader's Digest magazine. Higher paper costs also contributed to the operating profit decline.

Other Markets
Revenues in Other Markets increased from $117.1 to $125.4, or by 7%, in the second quarter of 1996 compared with the second quarter of 1995. Excluding the unfavorable effects of foreign currency exchange rates, revenues increased 16% due to higher sales in all business segments, particularly Other Businesses and Books and Home Entertainment Products. The revenue increase in Other Businesses was due to the acquisition of QSP Canada. Within Books and Home Entertainment Products, excluding the unfavorable effects of foreign currency exchange rates, all product lines reported revenue increases due primarily to a higher priced product mix. Music and Video products performed particularly well this quarter compared to the same period a year ago. Operating profit decreased in 1996 compared with 1995, due primarily to higher paper costs, investments in new countries and the unfavorable effects of foreign currency exchange rates.

Corporate Expense
Corporate expense increased to $17.2, compared with $16.4 in the second quarter of 1995, principally due to the timing of certain expenses.


Six-Month Period Ended December 31, 1995 Compared With Six-Month Period Ended December 31, 1994

Revenues/Operating Profit
Worldwide revenues for the six-month period ended December 31, 1995 increased 5%, to $1,649.1 compared with the six-month period ended December 31, 1994. Higher revenues in the United States and Other Markets, along with the favorable effect of changes in foreign currency exchange rates contributed to this increase. The segments that were the primary contributors to this 5% increase were Books and Home Entertainment Products and Other Businesses representing approximately 3% and 1%, respectively.

Worldwide operating profit decreased 14% to $226.2 in the six-month period ended December 31, 1995, compared with $262.5 for the same period a year ago. This $36.3 decrease was primarily because of approximately $32.0 in higher global paper and postage costs and performance in the company's European operations, which were partially offset by increased revenues and the favorable effect of changes in foreign currency exchange rates.

Other Income, Net
Other income, net for the six-month period ended December 31, 1995 decreased to $7.9 compared with $13.2 a year ago. This decrease was primarily because of lower interest income ($11.7 in 1996 compared with $20.4 in 1995), partially offset by lower expense related to losses on foreign exchange transactions and hedging activity ($4.0 in 1996 compared with $6.4 in 1995) and the gain on sale of short term investments and certain securities ($3.6 in 1996 compared with $1.4 in 1995).

Income Taxes
The company reduced its overall effective tax rate to 36.5% in fiscal 1996 from 37.5% in 1995. This decrease was attributable to a favorable settlement relating to prior years. The company anticipates that, excluding the effect of the third quarter charge, the effective tax rate will remain at 36.5% for the remainder of the year. The third quarter charge is expected to result in a higher effective tax rate.


Earnings Per Share
Earnings per share declined 10% to $1.37 for the six-month period ended December 31, 1995, compared with $1.52 for the same period in 1994. The decline in earnings per share was lower than the decline in net income due to the reduction in outstanding shares under the company's share repurchase program.

Business Segments

Reader's Digest Magazine
Revenues for Reader's Digest Magazine increased 3%, to $367.7, for the six-month period ended December 31, 1995 from $358.5 for the six-month period ended December 31, 1994. This increase was due to increases in advertising and circulation revenue. The increase in advertising revenues was attributable to increased advertising pages and rates primarily in the United States. Circulation revenue benefited from the favorable effect of changes in foreign currency
exchange  rates.   Operating  profit for  Reader's  Digest  Magazine
decreased significantly compared with the same period a year ago. The effect of higher revenues was more than offset by higher paper and postage costs and increased promotional spending to retain high-quality subscribers who purchase the company's other products.

Books and Home Entertainment Products
Revenues for Books and Home Entertainment Products increased 5%, to $1,108.4, for the six-month period ended December 31, 1995 from $1,058.2 for the six-month period ended December 31, 1994. Excluding the effect of changes in foreign currency exchange rates, revenues increased 2% compared with the prior year. This increase was primarily due to increased unit sales in the United States. Notably, global revenues for series books, music and video products reported healthy gains, partially offset by lower revenues for general books. Operating profit for Books and Home Entertainment Products decreased in 1996 compared with 1995 principally due to performance in Europe.

Special Interest Magazines
Revenues for Special Interest Magazines increased 6%, to $45.8 for the six-month period ended December 31, 1995 from $43.4 for the same period a year ago. This increase was primarily attributable to an increase in circulation volume and rate. The operating loss decreased in 1996 compared with 1995 due to the increase in revenues which more than offset higher paper and postage costs.


Geographic Areas

United States
Revenues in the United States increased from $624.0 to $692.0, or by 11%, in 1996 compared with 1995 of which approximately 8% was attributable to Books and Home Entertainment Products. Within Books and Home Entertainment Products, all product lines reported revenue increases. The decrease in operating profit in 1996 compared with 1995 was due to higher paper and postage costs, partially offset by higher revenues.

Europe
Revenues in Europe were relatively flat ($728.6 in 1996 compared with $726.6 in 1995). Excluding the favorable effects of foreign currency exchange rates, revenues declined 6%. Operating profit decreased significantly in 1996 compared with 1995. These decreases were due primarily to lower performance in Books and Home Entertainment Products and also in Reader's Digest magazine. Higher paper costs also contributed to the operating profit decline.

Other Markets
Revenues in Other Markets increased from $215.8 to $228.5, or by 6%, in 1996 compared with 1995. Excluding the unfavorable effects of foreign exchange, revenues increased 14% primarily due to sales of Books and Home Entertainment Products, most notably music products. Also contributing to this increase was Other Businesses due to the acquisition of QSP Canada. Operating profit decreased in 1996 compared with 1995. The decrease in operating profit was primarily attributable to higher paper costs, investments in new countries and the unfavorable effects of foreign currency exchange rates, partially offset by the increase in revenues.

Corporate Expense
Corporate expense decreased to $28.9, compared with $33.1 for the six-month period ended December 31, 1995, due to the timing of certain expenses and a reduction in outside consulting fees.

Forward-Looking Information

As mentioned above, in January 1996 the company announced a plan to realign and streamline its operations and processes and better position itself to achieve its strategic growth objectives. The savings from these actions will help fuel investment in the company's long term growth initiatives and is not expected to enhance earnings in fiscal 1996 or 1997.

The company previously reported that it will incur about $50.0 in higher paper and postage costs in fiscal 1996. The company continues to develop new ways to offset part of these higher costs through a combination of prudent pricing and productivity improvements. The company has elected not to fully and immediately pass these increases on to its customers through higher prices. Higher paper and postage costs and increased investment spending are expected to affect results through the remainder of fiscal 1996.

The company has implemented a program to restore customer and revenue growth in Europe by reducing the number of mailings and mail quantity, modifying its promotional mailings and moderating the rate of price increases. The company's strategic actions are expected to provide initial benefits, in the form of improving customer response
rates,   by the end of fiscal 1996, with improved financial  results
in fiscal 1997.   Excluding the third quarter charge, and contingent
on Europe's progress, the company expects earnings per share will be up for the full year fiscal 1996 as compared with 1995. Performance in the European group is subject to a number of significant variables and as it is the company's largest operating group, overall company earnings per share for full year fiscal 1996 are contingent on this group's progress.

The company seeks to maximize total long-term return to shareholders and believes that through a combination of investment in existing businesses and new strategic ventures and alliances it will be able to achieve double digit earnings per share growth over the long term.

This section contains forward looking statements. Actual events and financial results in both the short and long term could differ in material respects from the events and financial results described above. Factors that may cause events or results to differ include the level and rate of progress in the company's program to improve results in its European business, the effect of worldwide paper and postage costs and the ability of the company to achieve earnings per share growth through internal investment, strategic alliances, joint ventures and other methods. The success of the company's program in Europe is in turn dependent on factors such as the effectiveness of the company's marketing strategies to improve customer response rates, and general economic conditions.

Liquidity and Capital Resources

December 31, 1995 Compared With June 30, 1995
Cash and cash equivalents, short-term investments and marketable securities decreased $183.2 to $348.9 at December 31, 1995. The decrease results from dividend payments of $92.4, the repurchase of Class A nonvoting common stock, at a cost of $42.3, and cash used by operations of $21.5. In addition, the Company also expended $40.8 for investments in strategic alliances and capital expenditures. Unrealized gains on short-term investments and marketable securities were $7.1 and $8.1 at December 31 and June 30, 1995, respectively.

In the second quarter of fiscal 1996, the company paid a $0.45 per share dividend on its common stock, representing a 13% increase, compared with $0.40 per share a year ago. At the current rate, the company will pay a total dividend of $1.75 per share in fiscal 1996 compared with $1.55 in fiscal 1995.

The company repurchased 0.9 shares of Class A nonvoting common stock in fiscal 1996. The company has repurchased approximately 14.5 shares, through December 31, 1995, since its first program was announced in February 1992.

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

                      PART II.  OTHER INFORMATION

Item 6.   EXHIBITS AND REPORTS ON FORM 8-K.

(a)  Exhibits

           10.22  Agreement dated as of November 14, 1995
                  between the registrant and an executive officer.
                  [4 pages] [Management contract or compensatory plan.]

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






                                        The Reader's Digest
Association, Inc.
                                        (Registrant)



Date:  February 13, 1996   By:          Stephen R. Wilson
                                        Stephen R. Wilson
                                        Executive Vice President and
                                        Chief Financial Officer



                                        George S. Scimone
                                        George S. Scimone
                                        Vice President and Controller
                                        Chief Accounting Officer




                             EXHIBIT INDEX



Exhibit                                                     Page
10.22   Agreement dated as of November 14, 1995 between
        the registrant and an executive officer.            16

27      Financial Data Schedule                             20