Form 10-Q
period 1996-03-31
READERS DIGEST ASSOCIATION INC
filed 1996-05-13
CIK 858558

FORM 10-Q

                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549

        [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                OF THE SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended March 31, 1996

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

       Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

       As of April 30, 1996, the following shares of the registrant's common stock were outstanding:

Class A Nonvoting Common Stock, $0.01 par value: 86,130,518 shares Class B Voting Common Stock, $0.01 par value:21,716,057 shares



                                                   Page 1 of 42 pages.


                 THE READER'S DIGEST ASSOCIATION, INC.

                          Index to Form 10-Q

                            March 31, 1996


Part I - Financial Information                    Page No.

The Reader's Digest Association, Inc. and Subsidiaries
Financial Statements (unaudited):

 Consolidated Condensed Statements of Income
  for the three and nine-month periods
  ended March 31, 1996 and 1995                        3

 Consolidated Condensed Balance Sheets
  as of March 31, 1996 and June 30, 1995               4

 Consolidated Condensed Statements of Cash Flows
  for the nine-month periods ended
  March 31, 1996 and 1995                              5

 Notes to Consolidated Condensed Financial Statements  6

Management's Discussion and Analysis
 of Financial Condition and Results of Operations      8


Part II - Other Information                            13


        THE READER'S DIGEST ASSOCIATION, INC. AND SUBSIDIARIES
              CONSOLIDATED CONDENSED STATEMENTS OF INCOME
      Three and nine-month periods ended March 31, 1996 and 1995
                 (in millions, except per share data)
                              (unaudited)


                                  Three-month period ended       Nine-month period ended
                                          March 31,                     March 31,
                                   1996            1995           1996           1995
Revenues                       $  747.5      $  793.0           $2,396.6        $2,359.4

Product, distribution and
 editorial expense                258.2         259.3              821.5           768.5
Promotion, marketing and
 administrative expense           414.8         435.0            1,274.4         1,229.7
Other operating items             245.0            --              245.0              --

Operating (loss) profit         ( 170.5)         98.7               55.7           361.2

Other income, net                   8.5           7.0               16.4            20.2

(Loss) income before income
    taxes                        (162.0)        105.7               72.1           381.4

(Benefit) provision for
income taxes                     ( 48.0)         39.7               37.4           143.0


Net (loss) income              $( 114.0)     $   66.0           $   34.7        $  238.4

(Loss) earnings per share      $  (1.06)     $   0.59           $   0.31        $   2.11

Average common shares
 outstanding                      107.9         111.7              107.9           112.7



See accompanying notes to consolidated condensed financial statements.



        THE READER'S DIGEST ASSOCIATION, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED BALANCE SHEETS
                As of March 31, 1996 and June 30, 1995
                             (in millions)
                              (unaudited)




                                               March 31,       June 30,
                                                 1996            1995
Assets
Cash and cash equivalents                     $ 248.3           $ 214.6
Short-term investments                           74.6              93.0
Receivables, net                                489.3             396.4
Inventories                                     237.9             188.6
Prepaid expenses and other current assets       317.0             218.5

Total current assets                          1,367.1           1,111.1

Marketable securities                           100.3             224.5
Property, plant and equipment, net              265.3             256.6
Other noncurrent assets                         322.0             366.5

Total assets                                 $2,054.7          $1,958.7
Liabilities and stockholders' equity
Accounts payable                              $ 185.7           $ 224.8
Accrued expenses                                542.1             340.2
Income taxes payable                             80.5              97.5
Unearned revenue                                432.8             391.7
Other current liabilities                        20.6              17.9

Total current liabilities                     1,261.7           1,072.1

Other noncurrent liabilities                    292.0             245.8

Total liabilities                             1,553.7           1,317.9

Capital stock                                    28.2              29.5
Paid-in capital                                 135.8             118.3
Retained earnings                               987.0           1,093.5
Net unrealized gains on certain investments       1.7               5.1
Foreign currency translation adjustment        ( 10.0)            ( 0.3)
Treasury stock, at cost                       ( 641.7)          ( 605.3)

Total stockholders' equity                      501.0             640.8

Total liabilities and stockholders' equity   $2,054.7          $1,958.7




See accompanying notes to consolidated condensed financial statements.


        THE READER'S DIGEST ASSOCIATION, INC. AND SUBSIDIARIES
            CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
           Nine-month periods ended March 31, 1996 and 1995
                             (in millions)
                              (unaudited)



                                             Nine-month period ended
                                                    March 31,
                                                 1996           1995
Cash flows from operating activities:
Net income                                 $   34.7          $  238.4
Other operating items                         245.0                --
Depreciation and amortization                  35.7              32.5
Other, net                                  ( 206.5)           ( 47.9)

Net change in cash due to operating           108.9             223.0
activities

Cash flows from investing activities:
Proceeds from maturities and sales of
 short-term investments and marketable        343.0             244.6
securities
Purchases of short-term investments and
 marketable securities                      ( 193.6)          ( 123.9)
Other, net                                   ( 60.8)           ( 43.8)

Net change in cash due to investing            88.6              76.9
activities

Cash flows from financing activities:
Dividends paid                              ( 141.2)          ( 130.8)
Common stock repurchased                     ( 45.5)          ( 155.0)
Other, net                                     24.3              10.0

Net change in cash due to financing         ( 162.4)          ( 275.8)
activities

Effect of exchange rate changes on cash       ( 1.4)             15.8

Net change in cash and cash equivalents        33.7              39.9

Cash and cash equivalents at beginning of     214.6             183.2
period
Cash and cash equivalents at end of period $  248.3          $  223.1



See accompanying notes to conslidated condensed financial statements.



        THE READER'S DIGEST ASSOCIATION, INC. AND SUBSIDIARIES
         NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
             (Dollars in millions, except per share data)
                              (unaudited)

(1)  Basis of Presentation

The company reports on a fiscal year beginning July 1. The three-month periods ended March 31, 1996 and 1995 are the third fiscal quarters of fiscal year 1996 and fiscal year 1995, respectively.

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

(3)  Loss/Earnings Per Share

Loss/earnings per share is computed by dividing net loss/income, less preferred stock dividend requirements of $0.3 in each of the three-month periods ended March 31, 1996 and 1995, and $1.0 in each of the nine-month periods ended March 31, 1996 and 1995, by the weighted average number of common shares outstanding during the period.

(4)  Inventories

                                      March 31,           June 30,
                                         1996               1995

Raw materials                       $   45.5             $   32.4
Work-in process                         25.3                 24.7
Finished goods                         167.1                131.5
                                    $  237.9             $  188.6

(5)  Revenues by Business Segments and Geographic Areas

                              Three-month period ended   Nine-month period ended
                                     March 31,                  March 31,
                                 1996          1995         1996          1995
BUSINESS SEGMENTS
Reader's Digest Magazine      $  181.0      $  180.7     $  548.7       $  539.2
Books and Home Entertainment     520.2         569.4      1,628.6        1,627.6
Products
Special Interest Magazines        22.8          23.3         68.6           66.7
Other Businesses                  23.5          19.6        150.7          125.9

Total revenues                $  747.5      $  793.0     $2,396.6       $2,359.4

GEOGRAPHIC AREAS
United States                 $  316.7     $  321.2      $1,008.7       $  945.2
Europe                           328.7        371.6       1,057.3        1,098.2
Other Markets                    102.1        100.2         330.6          316.0

Total revenues                $  747.5     $  793.0      $2,396.6       $2,359.4


(6)  Other Operating Items

Operating profit for the period ended March 31, 1996 includes total charges of $245.0 ($169.8 after tax or $1.57 per share), comprised of $204.0 relating primarily to streamlining of the company's organizational structure and the strategic repositioning of certain businesses and $41.0 for various claims against the company.

The streamlining of the company's organizational structure will result in the elimination of approximately 1,300 employee positions from the worldwide workforce by the end of fiscal 1997 through a combination of voluntary early retirement incentives and involuntary severance programs. Nearly one-half of these positions will be eliminated from European operations, with the remainder divided between the United States and Other Markets.

Also associated with the streamlining, and included in Other items in the table below, are asset write-downs and contract terminations related to: the redirection of distributor and supplier relationships, the outsourcing of certain functions where it is cost-beneficial to the company, building lease terminations, and the discontinuing of individual products in specific geographic markets.

The strategic repositioning of certain businesses relate in part to the special interest magazines in the United States, which were re-assessed for their fit with the overall corporate strategy, including their ability to attract new customers. As a result, Travel Holiday magazine was sold effective March 21, 1996, and certain other magazines will re-focus their editorial content and their target audiences. Other businesses affected were a publishing and book club business in the United Kingdom, and a children's book club business in the United States.


The components of the $204.0 charge, as well as reserve balances remaining at March 31, 1996 , were:


                                  Total
                                 Charged     Utilized   Remaining

Employee retirement &           $104.4      $ 9.0        $ 95.4
severance benefits
Other items                       51.5       10.4          41.1
Business repositioning            48.1       16.3          31.8

Total                           $204.0      $35.7        $168.3



(7)  Commitments and Contingencies

During the third quarter of fiscal 1996, the company's QSP, Inc. subsidiary and the company reached an agreement with the plaintiffs to settle an antitrust class action lawsuit commenced in December 1993 by the Roman Catholic Bishop of San Diego and the Chino Unified School District. The agreement, which is subject to final approval by the U.S. District Court for the Southern District of California, provides for QSP, Inc. and the company to deliver up to $40.0 million in retail value of company products, coupons for discounts on QSP, Inc. programs, and cash.



                 The Reader's Digest Association, Inc.
                 Management's Discussion and Analysis
           of Financial Condition and Results of Operations
             (Dollars in millions, except per share data)

Results of Operations

Three-Month Period Ended March 31, 1996 Compared With Three-Month Period Ended March 31, 1995

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

Other Operating Items
Operating profit for the quarter ended March 31, 1996 includes total charges of $245.0 ($169.8 after tax or $1.57 per share), comprised of $204.0 relating primarily to streamlining of the company's organizational structure and the strategic repositioning of certain businesses and $41.0 for various claims against the company. These charges are recorded in other operating items in the accompanying Consolidated Condensed Statements of Income for the period ended March 31, 1996.

The streamlining of the company's organizational structure will result in the elimination of approximately 1,300 employee positions from the worldwide workforce by the end of fiscal 1997 through a combination of voluntary early retirement incentives and involuntary severance programs. Nearly one-half of these positions will be eliminated from European operations, with the remainder divided between the United States and Other Markets.

Also associated with the streamlining are asset write-downs and contract terminations related to: the redirection of distributor and supplier relationships, the outsourcing of certain functions where it is cost-beneficial to the company, building lease terminations, and the discontinuing of individual products in specific geographic markets.

The strategic repositioning of certain businesses relate in part to the special interest magazines in the United States, which were re-assessed for their fit with the overall corporate strategy, including their ability to attract new customers. As a result, Travel Holiday magazine was sold effective March 21, 1996, and certain other magazines will re-focus their editorial content and their target audiences. Other businesses affected were a publishing and book club business in the United Kingdom, and a children's book club business in the United States.


The primary components of the $204.0 charge are as follows: $104.4 of severance costs associated with the reduction of the worldwide workforce, $51.5 of other items such as asset write-downs and contract termination costs, and $48.1 million related to the strategic repositioning of certain businesses. As a result of these initiatives, the company expects to realize approximately $50.0 of annual pre-tax savings, beginning in fiscal 1997. Additionally, these initiatives will require pre-tax cash outlays of approximately $144.0, the majority of which are expected to occur in fiscal 1997. The savings from these actions are not necessarily indicative of incremental earnings in fiscal 1996 or 1997 as they will help fuel the company's investment in long-term growth initiatives.

Revenues/Operating Profit
Worldwide revenues for the third quarter of 1996 decreased 6%, to $747.5, compared with the third quarter of 1995. On a geographic basis, this decrease was primarily due to lower revenues in Europe. The business segment which was the primary contributor to this decrease was Books and Home Entertainment Products.

The company reported a worldwide operating loss of $170.5 for the third quarter of 1996, compared with operating profit of $98.7 in the third quarter of 1995. This decrease is primarily due to the charges for other operating items taken in the third quarter of 1996, as discussed above. Excluding the effect of other operating items, worldwide operating profit decreased 25% to $74.5 in the third quarter of 1996, compared with the third quarter of 1995.
This $24.2 decrease was primarily because of higher global paper and postage costs and lower customer response rates to third quarter promotional mailings, particularly in Europe. Response rates in Europe continue to be lower than the prior year. These factors were partially offset by the benefit of cost containment initiatives throughout the company.

Other Income, Net
Other income, net for the third quarter of 1996 increased to $8.5, compared with $7.0 a year ago. Significant factors that contributed to this increase were capital gains ($4.0 in 1996 compared with $0.3 in 1995) offset by lower interest income ($4.9 in 1996 compared with $10.3 in 1995).

Loss/Earnings Per Share
Loss per share was $1.06 in the third quarter of 1996. Excluding the effect of other operating items, earnings per share declined 14% to $0.51 in the third quarter of 1996, compared with $0.59 for the same period in 1995. Earnings per share was favorably affected by a lower effective tax rate ($0.04), the reduction in outstanding shares due to the company's share repurchase program ($0.02), and higher capital gains ($0.02).

Income Taxes
In the third quarter of 1996 the company re-estimated its full-year effective tax rate, excluding the effect of other operating items, downward by one percentage point to 35.5%. The third quarter of 1996 reflects the cumulative adjustment for year-to-date results. The decrease in the overall effective tax rate, excluding the effect of other operating items, to 35.5% in the third quarter of 1996, compared with 37.5%, in the third quarter of 1995, was primarily attributable to favorable settlements relating to prior years and effective tax planning.

Business Segments

Reader's Digest Magazine
Revenues for Reader's Digest Magazine remained relatively flat at $181.0 for the third quarter of 1996, compared with $180.7 for the third quarter of 1995. Global circulation and advertising revenues remained about even compared with the same period a year ago. Circulation revenue was impacted by lower circulation levels, particularly in Europe, offset by higher subscription pricing. Subscription price increases in Europe and Other Markets were offset by lower subscription pricing in the United States consistent with the company's long-term growth strategy. Globally, advertising rate increases were offset by decreased advertising pages. Operating profit for Reader's Digest Magazine decreased during the third quarter of 1996 compared with the same period a year ago primarily due to higher paper and postage costs.

Books and Home Entertainment Products
Revenues for Books and Home Entertainment Products decreased 9%, to $520.2, for the third quarter of 1996 from $569.4 for the third quarter of 1995. This decrease was primarily due to decreased unit sales in Europe. Global revenues for condensed books and general books declined substantially, due primarily to lower unit sales in all geographic areas, particularly in Europe, while video products reported healthy gains due to higher unit sales, compared with the same period a year ago. Operating profit for Books and Home Entertainment Products decreased significantly in 1996 compared with 1995 principally due to performance in Europe, as well as the impact of the January promotional mailing in the United States, as discussed below.

Special Interest Magazines
Revenues for Special Interest Magazines decreased 2%, to $22.8 for the third quarter of 1996 from $23.3 for the third quarter of 1995. This decrease was attributable to lower circulation revenue partially offset by higher advertising revenue. The decrease in circulation revenue was equally due to lower subscription pricing and circulation volume. Advertising revenues increased primarily due to higher advertising rates. Operating profit increased in 1996 compared with 1995.

Geographic Areas

United States
Revenues in the United States decreased from $321.2 to $316.7, or by 1%, in the third quarter of 1996, compared with the third quarter of 1995. The decrease was primarily from lower revenues for Books and Home Entertainment Products due to the timing of promotions and lower response to this year's January promotional mailing. Notably, within Books and Home Entertainment Products, general books reported lower unit sales as this year's January book offering did not have the same breadth of appeal as the prior year's book offering. Operating profit decreased primarily because of the weaker January promotional mailing, higher paper and postage costs and increased investment spending, partially offset by the benefit of cost containment initiatives.

Europe
Revenues in Europe decreased from $371.6 to $328.7, or by 12%, in the third quarter of 1996, compared with the third quarter of 1995. Operating profit decreased significantly in 1996 compared with 1995. These results reflect a weakness in response rates and performance due to less appealing promotion formats and products offered in the third quarter of fiscal 1996 and a decline in the number of active customers. The company has implemented a program to restore long-term customer and revenue growth by decreasing the number of mailings and mail quantities to reduce the promotional intensity that led to lower customer response. In addition, the company is varying its promotional formats and distribution channels and moderating the rate of price increases. Due to the long lead times in planning promotional mailings, changes in local and regional management, the ongoing changes throughout the company, as well as external factors, such as the weak overall European consumer economy and the national and postal strikes in France, the recovery pace is slower than anticipated. These factors and circumstances resulted in lower performance primarily in Books and Home Entertainment Products.

Other Markets
Revenues in Other Markets increased from $100.2 to $102.1, or by 2%, in the third quarter of 1996 compared with the third quarter of 1995 due to higher revenues in Reader's Digest magazine partially offset by a decline in Books and Home Entertainment Products.
Approximately two-thirds of the increase in Reader's Digest magazine revenue was due to circulation revenue and about one-third due to advertising. Within Books and Home Entertainment Products, volume increases were offset by a lower priced product mix. Operating profit decreased in 1996 compared with 1995 due primarily to lower response rates to promotional mailings in South Africa, timing of promotional mailings in Mexico, and investment in new countries, which were partially offset by the benefit of cost containment initiatives.

Corporate Expense
Corporate expense decreased to $10.0, compared with $14.1 in the third quarter of 1995, principally due to the benefit of cost containment initiatives.


Nine-Month Period Ended March 31, 1996 Compared With Nine-Month
Period Ended March 31, 1995

Revenues/Operating Profit
Worldwide revenues for the nine-month period ended March 31, 1996 increased 2%, to $2,396.6 compared with the nine-month period ended March 31, 1995. Higher revenues in the United States and Other Markets were offset by lower revenues in Europe, which were favorably affected by changes in foreign currency exchange rates.

The company reported worldwide operating profit of $55.7 for the nine month period ended March 31, 1996, compared with $361.2 in 1995. This decrease is primarily due to the charges for other operating items taken in the third quarter of 1996, as discussed above. Excluding the effect of other operating items, worldwide operating profit decreased 17% to $300.7 in the nine-month period ended March 31, 1996. This $60.5 decrease was primarily because of higher paper and postage costs and performance in the company's European operations, which were favorably affected by changes in foreign currency exchange rates.

Other Income, Net
Other income, net for the nine-month period ended March 31, 1996 decreased to $16.4, compared with $20.2 a year ago. This decrease was primarily because of lower interest income ($16.6 in 1996 compared with $30.7 in 1995), partially offset by lower expense related to losses on foreign exchange transactions and hedging activity ($6.2 in 1996 compared with $7.9 in 1995) and the gain on sale of short-term investments and certain securities ($7.6 in 1996 compared with $1.7 in 1995).

Income Taxes
The company reduced its overall effective tax rate, excluding the effect of other operating items, to 35.5% in 1996 from 37.5% in 1995. This decrease was primarily attributable to favorable settlements relating to prior years, as well as effective tax planning.

Earnings Per Share
Earnings per share was $0.31 for the nine-month period ended March 31, 1996. Excluding the effect of other operating items, earnings per share declined 10% to $1.89 for the nine-month period ended March 31, 1996, compared with $2.11 for the same period in 1995. Earnings per share was favorably affected by a lower effective tax rate and the reduction in outstanding shares due to the company's share repurchase program.



Business Segments

Reader's Digest Magazine
Revenues for Reader's Digest Magazine increased 2%, to $548.7, for the nine-month period ended March 31, 1996 from $539.2 for the nine-month period ended March 31, 1995. Approximately two-thirds of this increase was due to higher advertising revenue and about one-third due to circulation revenue. The increase in advertising revenues was primarily attributable to higher rates in the United States and the company's Other Markets. Increased advertising pages, primarily in the United States, also contributed to this increase. Circulation revenue increased due to higher subscription pricing and the favorable effect of changes in foreign currency exchange rates offset by lower circulation levels. Subscription price increases in Europe and Other Markets were partially offset by lower subscription pricing in the United States consistent with the company's long-term growth strategy. Operating profit for Reader's Digest Magazine decreased significantly compared with the same period a year ago. The effect of higher revenues was more than offset by higher paper and postage costs and increased promotional spending to retain high-quality subscribers who purchase the company's other products.

Books and Home Entertainment Products
Revenues for Books and Home Entertainment Products were relatively flat at $1,628.6 for the nine-month period ended March 31, 1996, compared with $1,627.6 for the nine-month period ended March 31, 1995. Excluding the effect of changes in foreign currency exchange rates, revenues decreased 2% compared with the prior year. This decrease was primarily due to lower unit sales in Europe. Notably, global revenues for series books, music and video products reported healthy gains, offset by substantially lower revenues for general books and condensed books. Operating profit for Books and Home Entertainment Products decreased in 1996 compared with 1995 principally due to performance in Europe.

Special Interest Magazines
Revenues for Special Interest Magazines increased 3%, to $68.6 for the nine-month period ended March 31, 1996 from $66.7 for the same period a year ago. This increase was primarily attributable to higher circulation levels and subscription pricing. The operating loss decreased in 1996 compared with 1995 due to the increase in revenues, which more than offset higher paper and postage costs.


Geographic Areas

United States
Revenues in the United States increased from $945.2 to $1,008.7, or by 7%, in 1996 compared with 1995, of which approximately 5% and 1% was attributable to Books and Home Entertainment Products and Other Businesses, respectively. Within Books and Home Entertainment Products, the increase was principally due to higher music products and series books revenues which were primarily attributable to the launch of a new illustrated book series and increased membership in music series. The revenue increase in Other Businesses was due to higher sales at QSP. Operating profit decreased in 1996 compared with 1995 due to higher paper and postage costs and weaker January mailings, which were partially offset by the benefit of cost containment initiatives.

Europe
Revenues in Europe decreased from $1,098.2 to $1,057.3, or by 4%, in 1996 compared with 1995. Excluding the favorable effects of foreign currency exchange rates, revenues declined 8%. Operating profit decreased significantly in 1996 compared with 1995. These results reflect a weakness in response rates and performance, as discussed above, particularly in Books and Home Entertainment Products. Higher paper costs also contributed to the operating profit decline.

Other Markets
Revenues in Other Markets increased from $316.0 to $330.6, or by 5%, in 1996 compared with 1995. Excluding the unfavorable effects of foreign exchange, revenues increased 10% due to higher sales in all product lines. Revenues for Other Businesses increased due to the acquisition of QSP Canada. Within Books and Home Entertainment Products, excluding the unfavorable effects of foreign currency exchange rates, all product lines reported revenue increases due primarily to a higher priced product mix. Operating profit decreased in 1996 compared with 1995. The decrease in operating profit was primarily attributable to higher paper costs and investments in new countries.

Corporate Expense
Corporate expense decreased to $38.9, compared with $47.2 for the nine-month period ended March 31, 1995, principally due to the benefit of cost containment initiatives.

Forward-Looking Information

The company's strategic actions discussed above are expected to provide initial benefits in the form of improving customer response rates, reducing product returns and bad debts and rebuilding and augmenting the customer base throughout 1997 with financial benefits to follow. Performance in the company's European operating group is subject to a number of significant variables and, as it is the company's largest operating group, overall company earnings per share for full year fiscal 1996 and 1997 are contingent on this group's progress. While the company expects to have fiscal 1996 fourth quarter results that compare very favorably with the fiscal 1995 fourth quarter, it is anticipated that full fiscal year 1996 earnings per share, excluding other operating items, will be comparable to or slightly below the prior year.

The company seeks to maximize total long-term return to shareholders and believes that through the expansion of product lines, distribution channels and promotional programs to attract new and younger customers it will be able to achieve sustainable growth over the long term. However, performance in Europe may prevent the company from resuming double digit growth in fiscal 1997 as previously expected and it is too early to determine when the company will return to a running rate of double-digit growth.

The statements contained in this report, if not historical, are forward looking statements, that involve risks and uncertainties that could cause actual results to differ materially from the financial results described in the forward looking statements.
These risks and uncertainties include the level and rate of progress in the company's program to stabilize and restore growth in its operations, particularly in Europe, the effect of worldwide paper and postage costs, and the ability of the company to achieve earnings per share growth through internal investment, strategic alliances, joint ventures and other methods. The success of the company's program is in turn dependent on factors such as the effectiveness of the company's marketing strategies to grow its customer base and improve customer response rates, the appeal of the company's mix of products, the company's success at entering into and collaborating with others to conduct effective strategic alliances and joint ventures, and general economic conditions.

Liquidity and Capital Resources

March 31, 1996 Compared With June 30, 1995
Cash and cash equivalents, short-term investments and marketable securities decreased $108.9 to $423.2 at March 31, 1996. The decrease results from dividend payments of $141.2 and the repurchase of Class A nonvoting common stock at a cost of $45.5, exceeding cash provided by operations of $108.9. In addition, the Company also expended $61.5 for investments in strategic alliances and capital expenditures.

In the third quarter of fiscal 1996, the company paid a $0.45 per share dividend on its common stock, representing a 13% increase, compared with $0.40 per share a year ago. At the current rate, the company will pay a total dividend of $1.75 per share in fiscal 1996 compared with $1.55 in fiscal 1995.

The company repurchased 1.0 shares of Class A nonvoting common stock
in fiscal 1996.    The company has repurchased approximately 14.6
shares, through March 31, 1996, since its first program was announced in February 1992.

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

                      PART II.  OTHER INFORMATION



Item 1.   LEGAL PROCEEDINGS.

During the third quarter of fiscal 1996, the company's QSP, Inc. subsidiary and the company reached an agreement with the plaintiffs to settle an antitrust class action lawsuit commenced in December 1993 by the Roman Catholic Bishop of San Diego and the Chino Unified School District. The agreement, which is subject to final approval by the U.S. District Court for the Southern District of California, provides for QSP, Inc. and the company to deliver up to $40.0 million in retail value of company products, coupons for discounts on QSP, Inc. programs, and cash.

Item 6.  EXHIBITS AND REPORTS ON FORM 10-K

(a)  Exhibits

     10.1.1 Amendment No. 1 to The Reader's Digest Association, Inc. Management Incentive Compensation Plan (effective as of April 11, 1996). (1 page)*

     10.3.1 Amendment No. 1 to The Reader's Digest Association, Inc. 1994 Key Employee Long Term Incentive Plan
               (effective as of April 11, 1996).  (1 page)*

     10.23 Termination Agreement dated as of April 1, 1996 between the registrant and James P. Schadt. (8 pages)*

     10.24 Termination Agreement dated as of April 1, 1996 between the registrant and Barbara J. Morgan. (8 pages)*

     10.25 Termination Agreement dated as of April 1, 1996 between the registrant and Paul A. Soden. (8 pages)*

     10.26 Termination Agreement dated as of April 1, 1996 between the registrant and Stephen R. Wilson. (8 pages)*

     27        Financial Data Schedule.  (1 page)

*  Denotes a management contract or compensatory plan.

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






                              The Reader's Digest Association, Inc.
                                        (Registrant)



Date:  May 13, 1996        By:          Stephen R. Wilson
                                        Stephen R. Wilson
                                        Executive Vice President and
                                        Chief Financial Officer



                                        George S. Scimone
                                        George S. Scimone
                                        Vice President and Controller
                                        Chief Accounting Officer




                             EXHIBIT INDEX



Exhibit                                                             Page
10.1.1         Amendment No. 1 to The Reader's Digest
               Association, Inc. Management Incentive
               Compensation Plan (effective as of April 11,
               1996).*

10.3.1         Amendment No. 1 to The Reader's Digest
               Association, Inc. 1994 Key Employee Long Term
               Incentive Plan (effective as of April 11,
               1996).*


10.23 Termination Agreement dated as of April 1, 1996 between the registrant and James P. Schadt.*


10.24 Termination Agreement dated as of April 1, 1996 between the registrant and Barbara J. Morgan.*


10.25 Termination Agreement dated as of April 1, 1996 between the registrant and Paul A. Soden.*

10.26 Termination Agreement dated as of April 1, 1996 between the registrant and Stephen R. Wilson.*

27             Financial Data Schedule


*  Denotes a management contract or compensatory plan.