Form 10-K
period 1996-06-30
READERS DIGEST ASSOCIATION INC
filed 1996-09-26
CIK 858558

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                            FORM 10-K

    [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 1996 Commission file number: 1-10434

              The Reader's Digest Association, Inc.
     (Exact name of registrant as specified in its charter)

                   Delaware                 13-1726769
        (State or other jurisdiction of       (I.R.S.
        incorporation or organization)       Employer
                                           Identification No.)
            Pleasantville, New York            10570
        (Address of principal executive     (Zip Code)
                   offices)

 Registrant's telephone number, including area code: (914) 238-1000

Securities registered pursuant to Section 12(b) of the Act:

                                          Name of each
           Title of each class              exchange
     Class A Nonvoting Common Stock          on which
        par value $.01 per share           registered
                                         New York Stock
                                            Exchange

       Class B Voting Common Stock       New York Stock
       par value $.01 per share             Exchange

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

The aggregate market value of registrant's voting stock held by non-affiliates of registrant, at September 11, 1996, was approximately $229,217,102, based on the closing price of registrant's Class B Voting Stock on the New York Stock Exchange-
- -Composite Transactions on such date.

As of September 11, 1996, 85,605,971 shares of the registrant's
Class A Nonvoting Common Stock and 21,716,057 shares of the registrant's Class B Voting Common Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Annual Report to Stockholders of registrant for the fiscal year ended June 30, 1996. Certain information therein is incorporated by reference into Part I and Part II hereof.

Proxy Statement for the Annual Meeting of Stockholders of registrant to be held on November 8, 1996. Certain information therein is incorporated by reference into Part III hereof.

                        TABLE OF CONTENTS


                                                          Page

PART I

ITEM 1. BUSINESS                                             1
     Reader's Digest Magazine                                1
      Circulation                                            1
      Advertising                                            2
      Editorial                                              2
      Production and Fulfillment                             3
      Licensed Editions                                      3
     Books and Home Entertainment Products                   3
      Condensed Books                                        3
      Series Books                                           4
      General Books                                          4
      Music                                                  5
      Television and Video                                   5
      Production and Fulfillment                             5
     Direct Marketing Operations and Sweepstakes             6
     Management Information Systems and Customer List        7
      Enhancement
     Special Interest Magazines                              8
     QSP, Inc.                                               8
     Competition and Trademarks                              9
     Employees                                               9
     Executive Officers of the Company                      10

   ITEM 2.  PROPERTIES                                      11

   ITEM 3.  LEGAL PROCEEDINGS                               12

   ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY     12
            HOLDERS

PART II

   ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND
            RELATED STOCKHOLDER MATTERS                     12

   ITEM 6.  SELECTED FINANCIAL DATA                         13

   ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL                                        13
           CONDITION AND RESULTS OF OPERATION

   ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA     13

   ITEM 9. CHANGES IN AND DISAGREEMENTS WITH
           ACCOUNTANTS ON ACCOUNTING AND FINANCIAL          13
           DISCLOSURE

PART III

   ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE         13
            REGISTRANT

   ITEM 11. EXECUTIVE COMPENSATION                          13

   ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
            OWNERS AND MANAGEMENT                           14

   ITEM 13. CERTAIN RELATIONSHIPS AND RELATED               14
            TRANSACTIONS

PART IV

   ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND
            REPORTS ON FORM 8-K                             14

   SIGNATURES                                               17

   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS               18


  "Reader's Digest" is  a registered trademark of The Reader's
                    Digest Association, Inc.



                             PART I


ITEM 1.  BUSINESS

     The Reader's Digest Association, Inc. (the "Company") is a preeminent global leader in publishing and direct marketing, creating and delivering products, including magazines, books, recorded music collections, home videos and other products, that inform, enrich, entertain and inspire.

     The Company is a Delaware corporation that was originally incorporated in New York in 1926 and was reincorporated in Delaware in 1951. The mailing address of its principal executive offices is Pleasantville, New York 10570 and its telephone number is (914) 238-1000.

     The Company's operations are reported in four business segments: (1) Reader's Digest magazine, (2) books and home entertainment products, (3) special interest magazines and (4) other businesses. For financial information by business segment, see Note 15 to the Company's consolidated financial statements appearing in the Company's 1996 Annual Report to Stockholders, which note is incorporated herein by reference.

     The Company's businesses are organized in four operating groups. The organization of the Company's three geographic groups-
- -Reader's Digest Europe, Reader's Digest U.S.A. and Reader's Digest Pacific--recognizes the distinct business needs and strategies appropriate in different markets throughout the world. The Company's fourth operating group operates the Company's school and youth group fundraising business and focuses on developing new products and entering new marketing channels. For financial information by geographic area, see Note 15 to the Company's consolidated financial statements appearing in the Company's 1996 Annual Report to Stockholders.


Reader's Digest Magazine

     Reader's Digest magazine is a monthly, general interest magazine consisting of original articles and previously published articles in condensed form, a condensed version of a previously published or soon-to-be published full-length book, monthly humor columns, such as "Laughter, The Best Medicine (registered mark)," "Life In These United States (registered mark)," "Humor In Uniform (registered mark)," "Campus Comedy (registered mark)" and "All In A Day's Work (registered mark)," and other regular features, including "Heroes For Today (registered mark)," "It Pays To Enrich Your Word Power (registered mark)," "News From The World Of Medicine (registered mark)" and "The Verbal Edge (trademark)." DeWitt and Lila Wallace founded Reader's Digest magazine in 1922. Today, Reader's Digest has a worldwide circulation of approximately 27 million and approximately 100 million readers each month, generating revenues of $739.8 million in fiscal 1996, as compared with $732.9 million in fiscal 1995 and $689.1 million in fiscal 1994. Reader's Digest is published in 48 editions and 19 languages. The Company began publication of a Thai edition in April 1996 and over the next few years plans to launch several new editions of Reader's Digest, with principal emphasis on Asia and Latin America.


Circulation

     Based on the most recent audit report issued by the Audit Bureau of Circulation, Inc. ("ABC"), a not-for-profit organization that monitors circulation in the United States and Canada, the Company has determined that the United States English language edition of Reader's Digest has the largest paid circulation of any United States magazine, other than those automatically distributed to all members of the American Association of Retired Persons. Approximately 94% of the United States paid circulation of Reader's Digest consists of subscriptions. The balance consists of single copy sales at newsstands and in supermarkets and similar establishments.

[END PAGE 1]

     Reader's Digest is truly a global magazine. Many of its international editions have the largest paid circulation for general interest magazines both in the individual countries and in the regions in which they are published. For most international editions of Reader's Digest, subscriptions comprise about 90% of circulation. The balance is attributable to newsstand and other retail sales.

     The Company maintains its circulation rate base through annual subscription renewals and new subscriptions. The global circulation rate base for Reader's Digest of 27.4 million includes a circulation rate base of 15 million for the United States--English language edition. In the United States, the Company sells approximately five million new subscriptions each year in order to maintain its circulation rate base. New subscriptions are sold primarily by direct mail, with extensive use of sweepstakes entries and premium merchandise offers. The largest percentage of subscriptions is sold between July and December of each year. Subscriptions to Reader's Digest may be canceled at any time and the unused subscription price is refunded.

     Worldwide revenues from circulation accounted for $569.3 million, or 77% of the total revenues of Reader's Digest magazine, in the fiscal year ended June 30, 1996.


  Advertising

     In fiscal 1996, Reader's Digest carried 1,098 advertising pages in its United States--English language edition and 12,803 advertising pages in its other editions. The United States and the larger international editions of Reader's Digest offer advertisers different regional editions, major market editions and demographic editions. These editions, usually containing the same editorial material, permit advertisers to concentrate their advertising in specific markets or to target specific audiences. Reader's Digest sells advertising in both the United States and international editions principally through an internal advertising sales force. The Company sells advertisements in multiple editions worldwide, and offers advertisers discounts for placing advertisements in more than one edition.

     Worldwide revenues from advertising accounted for $170.5 million, or 23% of the total revenues of Reader's Digest magazine, in the fiscal year ended June 30, 1996.


  Editorial

     Reader's Digest is a reader-driven, family magazine. Editorial content is, therefore, crucial to the loyal subscriber base that constitutes the cornerstone of the Company's operations. The editorial mission of Reader's Digest is to inform, enrich, entertain and inspire. The articles, book section and features included in Reader's Digest cover a broad range of contemporary issues and reflect an awareness of traditional values.

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

[END PAGE 2]


  Production and Fulfillment

     All editions of Reader's Digest are printed by independent third parties. The United States edition, which was printed by one printer at its location in New York State during fiscal 1996, will be printed exclusively by another printer in Pennsylvania under a 10-year contract, commencing in fiscal 1997. The Company believes that generally there is an adequate supply of alternative printing services available to the Company at competitive prices, should the need arise. The Company has developed plans to minimize recovery time in the event of a disaster at an existing printing facility.

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

     Subscription copies of the United States edition of Reader's Digest are delivered through the United States Postal Service as "periodicals" class mail. Subscription copies of international editions are also delivered through the postal service in each country. For additional information about postal rates and service, see "Direct Marketing Operations and Sweepstakes."

     Newsstand and other retail distribution is accomplished through a distribution network. The Company has contracted in each country with a magazine distributor for the distribution of Reader's Digest.


  Licensed Editions

     Three international editions--the Korean and the two Indian editions--are not produced by subsidiaries of the Company, but rather are published by third parties to whom the Company has licensed the right to publish Reader's Digest and to use the Company's trademarks (subject to Company approval of editorial content). The Reader's Digest Fund for the Blind, Inc., a New York not-for-profit corporation, publishes a large-type edition of Reader's Digest, pursuant to a royalty-free license. The Company also licenses, royalty-free, the right to publish a braille edition and a recorded edition of Reader's Digest. Revenues from licensed editions are not material.


Books and Home Entertainment Products

     The Company publishes and markets, principally by direct mail, Reader's Digest Condensed Books, series books, general books, recorded music collections and series and home video products. See "Direct Marketing Operations and Sweepstakes."


  Condensed Books

     Reader's Digest Condensed Books is a continuing series of condensed versions of current popular fiction and, to a limited extent, nonfiction. Condensation reduces the length of an existing text, while retaining the author's style, integrity and purpose. Today, 15 editions of Condensed Books, published in 12 languages, are marketed in 23 countries. In fiscal 1996, Condensed Books generated worldwide revenues of $370.4 million, as compared with $392.1 million in fiscal 1995 and $363.9 million in fiscal 1994.

[END PAGE 3]


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


  Series Books

     The Company markets two types of series books: reading series and illustrated series. These book series may be open-ended continuing series, or may consist of a limited number of volumes. Series books are published in nine languages and marketed in 18 countries. In fiscal 1996, series books generated worldwide revenues of $264.3 million, as compared with $236.6 million in fiscal 1995 and $214.9 million in fiscal 1994.

     Reading series marketed in the United States include Today's Best Nonfiction (registered mark), which consists of five volumes per year each generally containing condensed versions of four contemporary works of nonfiction and The World's Best Reading, consisting of full-length editions of classic works of literature, of which six volumes are published each year.
Today's Best Nonfiction is published in nine countries in three languages and The World's Best Reading is published in seven countries in three languages.

     The Company markets illustrated series, which are generally closed ended, in the United States and several other countries.


     General Books

     The Company's general books consist primarily of reference books, cookbooks, "how-to" and "do-it-yourself" books, songbooks, children's books and books on subjects such as history, travel, religion, health, nature and the home. General books are published in 14 languages and are marketed in 33 countries. In fiscal 1996, general books generated worldwide revenues of $753.5 million, as compared with $808.7 million in fiscal 1995 and $751.3 million in fiscal 1994.

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

     In March 1995, the Company entered into a worldwide agreement with Dove Audio, Inc. ("Dove Audio") for direct marketing rights to Dove Audio's library of audio books, which currently numbers more than 800 titles. The agreement also provides that the Company may authorize Dove Audio to create new titles under the Reader's Digest brand using the content of the Company's books and content from other sources.

     In July 1995, the Company and Meredith Corporation
("Meredith") entered into an agreement forming a strategic alliance that grants the Company certain exclusive direct

[END PAGE 4]


marketing rights with respect to books and other products, such as music cassettes and compact discs, CD-ROMs and videotapes, published under Meredith's Better Homes and Gardens (registered mark) and Ladies' Home Journal (registered mark) trademarks. The agreement covers all such products bearing Meredith's brands and any other products created by Meredith or by the Company. The agreement also gives the Company direct access to Meredith's 60-million-name consumer database. The term of the strategic alliance will be approximately 16-1/2 years, with a five-year renewal option. The Company will pay Meredith royalties based on product sales and the use of Meredith's database.


     The Company is pursuing the use of electronic media and new technologies, such as CD-ROM and computer on-line services. Pursuant to an agreement with Microsoft Corporation to produce original multimedia software for home computer users, a CD-ROM, based on the Company's popular New Complete Do-it-Yourself Manual, was completed in 1996 and is marketed by both companies carrying both the Reader's Digest (registered mark) and the Microsoft (registered mark) Home brand names. Under the agreement, the Company has global direct mail rights and Microsoft Corporation has worldwide retail rights to the product.


  Music

     The Company publishes recorded music packages, which it sells by direct mail on cassettes and compact discs. The music packages are generally collections of previously recorded and newly commissioned material by a variety of artists, although they may include selections from the Company's 17,000-selection library. The collections span a broad range of musical styles. In certain markets, the Company also sells music series, which are marketed in the same manner as Condensed Books and series books. The marketing strategy for music packages is similar to that for general books. The Company markets music products in 28 countries, offering different music products in the various international markets because of diverse tastes. In fiscal 1996, music products generated worldwide revenues of $460.1 million, as compared with $435.9 million in fiscal 1995 and $392.4 million in fiscal 1994.


  Television and Video

     The Company's television and home video products are in genres similar to its general books. Several original programs have won awards of excellence, including four Emmy awards, and have appeared on the Disney Channel and the Discovery Channel. The Company continues to expand its video operations and to develop its television business in the United States and in international markets and is presently marketing video products in the United States and 23 other countries. Most of the Company's original programs have been licensed to cable television networks. The Company has also begun to sell its home video products through retail establishments. In fiscal 1996, home video products generated worldwide revenues of $241.3 million, as compared with $218.7 million in fiscal 1995 and $173.9 million in fiscal 1994.

     In November 1995, the Company formed a five-year strategic alliance with the Public Broadcasting Service ("PBS") to develop, acquire, create and distribute television series, miniseries and specials for initial broadcast on PBS. The programs will be based on original editorial content from the Company, including its existing product lines, as well as ideas and concepts proposed by PBS, its affiliates and independent producers. PBS has domestic television distribution and U.S. retail distribution rights and the Company has worldwide direct marketing rights for home videos, books and certain other home entertainment products based on the television programs.


  Production and Fulfillment

     The various editions of Condensed Books are printed and bound by third-party contractors. The Company is a party to an

[END PAGE 5]


exclusive agreement through 2002 for printing English language
Condensed Books distributed in the United States and Canada.  The
Company solicits bids for the printing and binding of each general book or book series. Production and manufacture of music and video products is typically accomplished through third parties.

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

     As part of its growth strategy, the Company has begun to pursue increased distribution of its products through direct response channels other than direct mail, such as catalogs, clubs, direct response television and telemarketing. Under a September 1995 agreement, the Company and Avon Products, Inc. ("Avon") are testing door-to-door sales of Reader's Digest magazine subscriptions and books to be offered by Avon representatives in five countries outside of the United States. Also, in August 1996, the Company entered into an agreement with Spiegel Inc. to conduct a two-year test that will involve development of jointly branded catalogs and the taking and fulfillment by Spiegel Inc. of orders from a new Company catalog.

     The Company is also working with software developers and computer on-line services to adapt the editorial content and the marketing methods of its magazines and books and home entertainment products to new technologies. The Company plans to launch a site on the World Wide Web in fiscal 1997.

     To promote the sale of its products in the United States, the Company usually offers a sweepstakes in its promotional mailings. Prizes total about $14 million for the 1996 and 1997

[END PAGE 6]


editions of the sweepstakes. Generally, each of the Company's international subsidiaries sponsors its own sweepstakes, the mechanics of which vary from jurisdiction to jurisdiction, depending upon local law.

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


Management Information Systems and Customer List Enhancement

     The size and quality of the Company's computerized customer list of current and prospective customers in each country in which it operates contribute significantly to its business and the Company is constantly striving to improve its lists. The Company believes that its United States list of about 50 million households, over half the total number of households in the country, is one of the largest direct response lists in the United States. The Company's international lists include a comparable number of households, in the aggregate. Unlike many publishers, the Company does not rent or sell its lists to third parties, although the Company's special interest magazines do rent their subscription lists. As part of the Company's corporate strategy and its marketing strategy to expand and enhance its customer lists, the Company engages in limited exchanges or transfers of information from its customer lists.

     The Company is making and will continue to make significant investments in management information systems in order to improve its operating efficiencies, increase the level of service provided to its customer base and facilitate globalization of the Company.

     List management activity is limited in some international subsidiaries because local jurisdictions, particularly in Europe, have data protection laws or regulations prohibiting or limiting the exchange of such information. Certain jurisdictions also prohibit the retention of information, other than certain basic facts, about noncurrent customers. Although data protection laws in effect from time to time may hinder the Company's list enhancement capacity, the Company believes that current laws and regulations do not prevent the Company from engaging in activities necessary to its business.

[END PAGE 7]


Special Interest Magazines

     The Company publishes several special interest magazines that it deems consistent with its image, editorial philosophy and market expertise. The Family Handyman (registered mark) magazine provides instructions and guidance for "do-it-yourself" home improvement projects. New Choices: Living Even Better After 50 (registered mark) magazine is aimed at active, mature readers and provides information on entertainment, travel, health and leisure time activities. American Health (registered mark) magazine provides helpful information on medicine, nutrition, psychology and fitness and, beginning in fiscal 1997, focuses on these issues as they relate to women. These magazines are sold by subscription. The Family Handyman and American Health are also sold on newsstands. Like most magazines, the Company's special interest magazines are highly dependent on advertising revenue. Each of these magazines publishes 10 issues per year. The Company also publishes Moneywise magazine, a magazine devoted to helping families manage their finances, in the United Kingdom. The Company also published Travel Holiday (registered mark) magazine in the United States until its sale in March 1996.

     The following table sets forth the circulation rate base of each of the Company's United States special interest magazines at June 30, 1996, as well as the number of advertising pages carried for the fiscal year ended June 30, 1996. Circulation rate base data is as reported to ABC.

                                                          Number of
                                          Circulation    Advertising
                                          Rate Base      Pages
                                                        Carried
The Family Handyman                        1,000,000      582
American Health                            800,000        460
New Choices: Living Even Better After 50   600,000        400

Moneywise had a circulation rate base of 126,250 as of the end of fiscal 1996.

     Of total revenues of $91.9 million for the Company's special interest magazines in fiscal 1996, 62% was generated by circulation revenues and 38% by advertising revenues.

     The U.S. magazines are promoted to the Company's U.S. customer list and the Company's other products are promoted to each magazine's customer list, as appropriate. This strategy helps to expand the Company's customer base for all of its products.

QSP, Inc.

     The Company's wholly owned subsidiaries, QSP, Inc. and Quality Service Plan, Inc. ("QSP"), are in the business of assisting schools and youth groups in the United States and Canada in their fundraising efforts. QSP's staff helps schools and youth groups prepare fundraising campaigns in which participants sell magazine subscriptions, music and video products, books, food and gifts. QSP derives its revenue from a portion of the proceeds of each sale. Several hundred publishers (including the Company) make magazine subscriptions available to QSP at a substantial discount. QSP also obtains discounted music products from a large music publisher. Processing of magazine subscription orders and payments is performed for QSP by an independent contractor.

[END PAGE 8]


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

Employees

     As of June 30, 1996 and 1995, respectively, the Company employed approximately 6,300 and 6,900 persons worldwide; approximately 2,200 and 2,600 were employed in the United States and 4,100 and 4,300 were employed by the Company's international subsidiaries. The Company's relationship with its employees is generally satisfactory.

Executive Officers of the Company

     The following paragraphs set forth the name, age and offices with the Company of each present executive officer of the Company, the period during which each executive officer has served as such and each executive officer's business experience during the past five years:


        Name and Age          Positions and Offices With the
                              Company

James P. Schadt  (58)         Mr. Schadt is Chairman and Chief
                              Executive Officer of the Company.
                              He became Chairman on August 1, 1995
                              and became Chief Executive Officer
                              on August 1, 1994.  He joined the
                              Company as President and Chief
                              Operating Officer and was elected to
                              the Board of Directors of the
                              Company in September 1991.  He
                              served as President of the Company
                              until September 8, 1995.

[END PAGE 9]


Melvin R. Laird  (74)         Mr. Laird has been a member of the
                              Board of Directors of the Company
                              since 1990.  He has served as Senior
                              Counsellor for national and
                              international affairs since 1974 and
                              was elected to the additional
                              position of Vice President in 1989.
                              Mr. Laird joined the Company in
                              1974.

Robert J. Aubin  (47)         Mr. Aubin has been President,
                              Reader's Digest U.S.A. since
                              November 1995.  He joined the
                              Company in September 1994 as
                              Managing Director of Reader's Digest
                              Canada.  From May 1987 to August
                              1994, Mr. Aubin was Chief Executive
                              Officer of Delisle Foods, Ltd.

Glenda K. Burkhart  (45)      Ms. Burkhart has been Senior Vice
                              President, Strategic Planning and
                              Human Resources since joining the
                              Company in April 1996.  Prior to
                              joining the Company, she was
                              Corporate Vice President-Human
                              Resources, Strategic Planning and
                              Corporate Marketing for Millipore
                              Corp. (purification systems for
                              pharmaceutical and semiconductor
                              markets), from November 1993 to
                              April 1996 and Partner/Consultant of
                              Mass-Burkhart (strategy and change
                              management consulting) from August
                              1991 to October 1993.

Richard A. Garvey  (48)       Mr. Garvey has been a Vice President
                              and Group President of the Company
                              since September 1996.  He was
                              previously Vice President, Marketing
                              of LEGO Systems, Inc. (children's
                              educational and entertainment
                              products).

Betty J. Hudson  (47)         Ms. Hudson has been Senior Vice
                              President, Corporate Communications
                              since joining the Company in May
                              1996.  Prior to joining the Company,
                              Ms. Hudson served as Executive
                              Producer of NBC Productions from May
                              1993 to May 1996, and Senior Vice
                              President, Corporate Communications
                              of NBC, Inc., from January 1989 to
                              April 1993.

Barbara J. Morgan  (51)       Mrs. Morgan has been Senior Vice
                              President and Editor in Chief, Books
                              and Home Entertainment since April
                              1995.  She was Vice President and
                              Editor in Chief, Condensed Books
                              from August 1987 to April 1995.  She
                              joined the Company in 1973.

Martin J. Pearson  (49)       Mr. Pearson, who joined the Company
                              in August 1973, has been President,
                              Reader's Digest Europe since
                              November 1995.  He served as
                              President, Reader's Digest Pacific
                              from July 1993 to November 1995 and
                              has been a Vice President of the
                              Company since July 1993.   He was
                              Managing Director of Reader's Digest
                              Australia from January 1990 to June
                              1993 and was its Marketing Director
                              prior thereto.

[END PAGE 10]


Paul A. Soden  (52)           Mr. Soden has been Senior Vice
                              President and General Counsel since
                              he joined the Company in February
                              1995.  He became Secretary of the
                              Company in September 1995.  Prior
                              thereto, he was Vice President,
                              General Counsel and Secretary of
                              Sterling Winthrop, Inc.
                              (pharmaceutical and consumer
                              products).

Christopher P. Willcox (49)   Mr. Willcox has been Senior Vice
                              President and Editor in Chief of
                              Reader's Digest magazine since March
                              1996.  He served as World-wide
                              Executive Editor from June 1994 to
                              March 1996, Executive Editor,
                              International from October 1991 to
                              June 1994 and Assistant Managing
                              Editor from 1990 to 1991.  He joined
                              the Company in 1988.

William H. Willis  (45)       Mr. Willis has been President,
                              Reader's Digest Pacific since
                              November 1995.  He was President,
                              Special Markets Group from January
                              1994 to November 1995.  He has been
                              a Vice President of the Company
                              since he joined the Company in 1994.
                              Prior to joining the Company, Mr.
                              Willis was Executive Vice President
                              of Ogden Services Corporation
                              (facility management services).

Stephen R. Wilson  (49)       Mr. Wilson joined the Company as
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


ITEM 2.PROPERTIES


       The Company's headquarters and principal operating facilities are situated on approximately 120 acres in Westchester County, New York, much of which the Company acquired in 1940. The site includes five principal buildings aggregating approximately 697,000 square feet that house executive, administrative, editorial and operational offices, and data processing and other facilities. In New York City, the Company leases approximately 181,000 square feet of office space in a total of three buildings, portions of which are used as editorial offices for its books and home entertainment products business, as advertising sales offices for Reader's Digest magazine and as offices for the Company's special interest magazines. The Company leases space for an editorial bureau, advertising sales offices and other purposes in various cities in the United States. A subsidiary of the Company also leases 36,000 square feet of office space in Westport, Connecticut.

      QSP leases approximately 163,000 square feet in Conyers, Georgia, 4,000 square feet in Danbury, Connecticut, 21,000 square feet in Ridgefield, Connecticut.

[END PAGE 11]


      The Company owns approximately 1,612,700 square feet and leases approximately 691,100 square feet of space outside the United States that is utilized by the Company's international operating subsidiaries principally as headquarters, administrative and editorial offices and warehouse space. The foregoing properties owned by the Company include 263,000 square feet of space in Swindon, England, in a building owned by the Company on land leased by the Company through 2076.

      The Company believes that its current facilities, together with expansions and upgrading of facilities presently underway or planned, are adequate to meet its present and reasonably foreseeable needs. The Company also believes that adequate space will be available to replace any leased facilities for which the leases expire in the near future.

ITEM 3.LEGAL PROCEEDINGS

      The Company and its subsidiaries are defendants in various lawsuits and claims arising in the regular course of business. Based on the opinions of management and counsel for such matters, recoveries, if any, by plaintiffs and claimants would not materially affect the financial position of the Company or its results of operations.

      During the third quarter of fiscal 1996, the Company's QSP, Inc. subsidiary and the Company reached an agreement with the plaintiffs to settle an antitrust class action lawsuit commenced in December 1993 by the Roman Catholic Bishop of San Diego and the Chino Unified School District. The agreement, which is subject to final approval by the U.S. District Court for the Southern District of California, provides for QSP, Inc. and the Company to deliver up to $40 million in retail value of Company products, coupons for discounts on QSP, Inc. programs, and cash.

ITEM 4.SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matter was submitted to a vote of security holders of the Company during the fourth quarter of the fiscal year ended June
30, 1996.

PART II

ITEM 5.MARKET   FOR   REGISTRANT'S  COMMON  EQUITY  AND   RELATED
       STOCKHOLDER MATTERS

      The  information  contained  under  the  caption  "Selected
Quarterly Financial Data and Dividend and Market Information" in the Company's 1996 Annual Report to Stockholders is incorporated herein by reference.

ITEM 6.SELECTED FINANCIAL DATA

      The  information  contained  under  the  caption  "Selected
Quarterly Financial Data and Dividend and Market Information" and
"Selected Financial Data" in the Company's 1996 Annual Report  to
Stockholders is incorporated herein by reference.

[END PAGE 12]


ITEM 7.MANAGEMENT'S   DISCUSSION  AND   ANALYSIS   OF   FINANCIAL
       CONDITION AND RESULTS OF OPERATION

      The  information contained under the caption  "Management's
Discussion and Analysis" in the Company's 1996 Annual  Report  to
Stockholders is incorporated herein by reference.

ITEM 8.FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The Company's Consolidated Financial Statements appearing on pages 19 through 28 of the Company's 1996 Annual Report to Stockholders, together with the report thereon of KPMG Peat
Marwick LLP appearing on page 29, are incorporated herein by reference.

ITEM 9.  CHANGES   IN   AND   DISAGREEMENTS  WITH  ACCOUNTANTS   ON
         ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      Information with respect to directors of the Company under the caption "Proposal 1: Election of Directors" in the Proxy Statement for the Annual Meeting of Stockholders of the Company to be held on November 8, 1996 is incorporated herein by reference. Information with respect to executive officers of the Company appears under the caption "Executive Officers of the Company" in Item 1 of Part I hereof and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

     Information with respect to executive compensation under the captions "Executive Compensation," "Report of the Compensation & Nominating Committee" and "Performance Graph" in the Proxy Statement for the Annual Meeting of Stockholders of the Company to be held on November 8, 1996 is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      Information with respect to security ownership of certain beneficial owners and management under the caption "Equity Security Ownership" in the Proxy Statement for the Annual Meeting of Stockholders of the Company to be held on November 8, 1996 is incorporated herein by reference.

[END PAGE 13]


ITEM 13. CERTAIN RELATIONSHIPS AND  RELATED TRANSACTIONS

      Information with respect to certain relationships and related transactions under the caption "Executive Compensation-- Miscellaneous" in the Proxy Statement for the Annual Meeting of Stockholders of the Company to be held on November 8, 1996 is incorporated herein by reference.

PART IV

ITEM 14.EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(1) Financial Statements
       See the Index to Consolidated Financial Statements on page 18 of this Report.

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

[END PAGE 14]


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

10.8 Supplemental Retirement Benefit Agreement dated as of August 25, 1988 between the registrant and Kenneth A. Gordon filed as Exhibit 10.10 to the Registration Statement on Form S-1 (Registration No. 33-32566) filed by registrant on December 19, 1989, is incorporated herein by reference.*

10.9 Supplemental Retirement Benefit Agreement dated as of December 12, 1989 between the registrant and Thomas M. Kenney filed as Exhibit 10.21 to the registrant's Form 10-K for the year ended June 30, 1991, is incorporated herein by reference.*

10.10 Supplemental Retirement Benefit Agreement dated as of September 13, 1991 between the registrant and James P. Schadt filed as Exhibit 10.16 to the registrant's Form 10-K for the year ended June 30, 1993, is incorporated herein by reference.*

10.11 Supplemental Retirement Benefit Agreement dated as  of
     June 8, 1994 between the registrant and Martin J. Pearson filed as Exhibit 10.15 to the registrant's Form 10-K for the year ended June 30, 1995 is incorporated herein by reference.*

10.12 The Reader's Digest 1992 Executive Retirement Plan (Amendment and Restatement as of September 8, 1995) filed as
     Exhibit 10.17 to the registrant's Form 10-K for the year ended June 30, 1995 is incorporated herein by reference.*

10.13  The Reader's  Digest  Association,  Inc.   Deferred
     Compensation  Plan  for  Non--Employee  Directors  filed  as
     Exhibit 10.20 to the registrant's Form 10-K for the year ended June 30, 1990, is incorporated herein by reference.*

10.14 Resolution of the Board of Directors of the registrant adopted January 10, 1986 relating to compensation for former members of the Board of Directors filed as Exhibit 10.19 to the registrant's Form 10-K for the year ended June 30, 1995 is incorporated herein by reference.*

10.15 Agreement dated as of August 22,1996 between the registrant and Thomas M. Kenney.*

10.16 Agreement dated as of June 10, 1996 between the registrant and Kenneth A. Gordon.*

10.17 The  Reader's Digest  Association, Inc. Executive Financial
      Counseling Plan.*

10.18 Amendment No. 1 to The Reader's Digest Association, Inc. Management Incentive Compensation Plan (effective as of April 11, 1996) filed as Exhibit 10.1.1 to the registrant's Form 10-Q for the quarter ended March 31, 1996, is incorporated herein by reference.*

[END PAGE 15]


10.19 Amendment No. 1 to The Reader's Digest Association, Inc. 1994 Key Employee Long Term Incentive Plan
      (effective as of April 11, 1996) filed as Exhibit 10.3.1 to the registrant's Form 10-Q for the quarter ended March 31, 1996, is incorporated herein by reference.*

10.20 Termination Agreement dated as of April 1, 1996 between the registrant and James P. Schadt, filed as Exhibit 10.23 to the registrant's Form 10-Q for the quarter ended
      March  31, 1996, is incorporated  herein  by reference.*

10.21 Termination Agreement dated as  of April  1,  1996
      between the registrant and Paul A. Soden, filed as Exhibit 10.25 to the registrant's Form 10-Q for the quarter ended March 31, 1996, is incorporated herein by reference.*

10.22 Termination Agreement dated as of April 1, 1996 between the registrant and Stephen R. Wilson, filed as Exhibit 10.26 to the registrant's Form 10-Q for the quarter ended
      March  31, 1996, is incorporated herein by reference.

13 Financial information appearing at pages 14 through 30 of the registrant's 1996 Annual Report to Stockholders, together with the report thereon of KPMG Peat Marwick LLP appearing on page 29 (furnished for the information of the Securities and Exchange Commission only and not to be deemed filed as part of this Annual Report on Form 10-K, except for the portions thereof that are specifically incorporated herein by reference).

21   Subsidiaries of the registrant.

23   Consent of KPMG Peat Marwick LLP.

27   Financial Data Schedule.

(b)  Reports on Form 8-K

     No report on Form 8-K was filed during the three months ended June 30, 1996.


     *Denotes a management contract or compensatory plan.

[END PAGE 16]


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


Date:  September 26, 1996

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                   Title                    Date

 JAMES P. SCHADT            Chairman and Chief       September 26, 1996
 (James P. Schadt)          Executive Officer and
                            a Director

 MELVIN R. LAIRD            Vice President and       September 26, 1996
 (Melvin R. Laird)          Senior Counsellor and
                            a Director

 STEPHEN R. WILSON          Executive Vice President September 26, 1996
 (Stephen R. Wilson)        and Chief Financial
                            Officer

 GEORGE S. SCIMONE          Vice President and       September 26, 1996
 (George S. Scimone)        Controller

 WILLIAM G. BOWEN           Director                 September 26, 1996
 (William G. Bowen)

 LYNNE V. CHENEY            Director                 September 26, 1996
 (Lynne V. Cheney)

 M. CHRISTINE DEVITA        Director                 September 26, 1996
 (M. Christine DeVita)

 JAMES E. PRESTON           Director                 September 26, 1996
 (James E. Preston)

 ROBERT G. SCHWARTZ         Director                 September 26, 1996
 (Robert G. Schwartz)

 WALTER V. SHIPLEY          Director                 September 26, 1996
 (Walter V. Shipley)

 C.J. SILAS                 Director                 September 26, 1996
 (C.J. Silas)

 WILLIAM J. WHITE           Director                 September 26, 1996
 (William J. White)

[END PAGE 17]


              THE READER'S DIGEST ASSOCIATION, INC.

                      INDEX TO CONSOLIDATED
                      FINANCIAL STATEMENTS

                                                                     Page
Report of KPMG Peat Marwick LLP, Independent Auditors                  *

Financial Statements:

Consolidated Statements of Income--For the Years Ended June 30,
 1996, 1995 and 1994                                                   *

Consolidated Balance Sheets--June 30, 1996 and 1995                    *

Consolidated Statements of Cash Flows--For the Years Ended June 30,    *
 1996, 1995 and 1994

Consolidated Statements of Changes in Stockholders' Equity--For the    *
 Years Ended June 30, 1996, 1995 and 1994


Notes to Consolidated Financial Statements                             *

____________
      *Incorporated  by  reference to the Company's  1996  Annual
Report to Stockholders.  See Item 8 of the Annual Report on  Form
10-K.

[END PAGE 18]