Form 10-Q
period 1996-09-30
READERS DIGEST ASSOCIATION INC
filed 1996-11-07
CIK 858558

FORM 10-Q

                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549

        [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                OF THE SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended September 30, 1996

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


As of October 31, 1996, the following shares of the registrant's common stock were outstanding:

Class A Nonvoting Common Stock, $0.01 par value:  85,566,616 shares
Class B Voting Common Stock, $0.01 par value:     21,716,057 shares



                                                 Page 1 of 14 pages.


                 THE READER'S DIGEST ASSOCIATION, INC.

                          Index to Form 10-Q

                          September 30, 1996


Part I - Financial Information                                  Page No.

The Reader's Digest Association, Inc. and Subsidiaries
Financial Statements (unaudited):

 Consolidated Condensed Statements of Income
  for the three-month periods ended September 30, 1996 and 1995        3

 Consolidated Condensed Balance Sheets
  as of September 30, 1996 and June 30, 1996                           4

 Consolidated Condensed Statements of Cash Flows
  for the three-month periods ended September 30, 1996 and 1995        5

 Notes to Consolidated Condensed Financial Statements                  6

Management's Discussion and Analysis
 of Financial Condition and Results of Operations                      8


Part II - Other Information                                           11


        THE READER'S DIGEST ASSOCIATION, INC. AND SUBSIDIARIES
              CONSOLIDATED CONDENSED STATEMENTS OF INCOME
         Three-Month periods ended September 30, 1996 and 1995
                 (In millions, except per share data)
                              (unaudited)



                                                Three-Month period ended
                                                     September 30,
                                                   1996            1995

Revenues                                      $ 644.0          $ 730.5

Product, distribution and editorial expense     221.7            250.9
Promotion, marketing and administrative         375.7            397.8
expense

Operating profit                                 46.6             81.8

Other income, net                                 8.0              3.1

Income before provision for income taxes         54.6             84.9

Provision for income taxes                       20.0             31.0

Net income                                    $  34.6          $  53.9

Earnings per share                            $  0.32          $  0.50

Average common shares outstanding               107.4            108.0


See accompanying notes to consolidated condensed financial statements.


        THE READER'S DIGEST ASSOCIATION, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED BALANCE SHEETS
              As of September 30, 1996 and June 30, 1996
                             (In millions)
                              (unaudited)


                                              September 30,      June 30,
                                                   1996            1996
Assets
Cash and cash equivalents                     $ 127.1         $  258.1
Short-term investments                           23.3             18.9
Receivables, net                                494.8            412.4
Inventories                                     228.7            204.4
Prepaid expenses and other current assets       302.6            310.3

Total current assets                          1,176.5          1,204.1

Marketable securities                            85.2             97.2
Property, plant and equipment, net              256.3            261.5
Other noncurrent assets                         361.0            341.3

Total assets                                 $1,879.0        $ 1,904.1

Liabilities and stockholders' equity
Accounts payable                             $  203.8         $  216.0
Accrued expenses                                441.7            457.3
Income taxes payable                             68.6             67.3
Unearned revenue                                366.9            354.9
Other current liabilities                        20.6             17.5

Total current liabilities                     1,101.6          1,113.0

Other noncurrent liabilities                    338.2            312.2

Total liabilities                             1,439.8          1,425.2

Capital stock                                    28.6             28.4
Paid-in capital                                 138.9            138.3
Retained earnings                               969.9            984.0
Foreign currency translation adjustment         (14.0)           (14.2)
Net unrealized losses on certain investments     (1.1)            (1.3)
Treasury stock, at cost                        (683.1)          (656.3)
Total stockholders' equity                      439.2            478.9

Total liabilities and stockholders' equity    $1,879.0       $ 1,904.1


See accompanying notes to consolidated condensed financial statements.


        THE READER'S DIGEST ASSOCIATION, INC. AND SUBSIDIARIES
            CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
         Three-Month periods ended September 30, 1996 and 1995
                             (In millions)
                              (unaudited)

                                                   Three-Month period ended
                                                           September 30,
                                                        1996           1995
Cash flows from operating activities
Net income                                          $   34.6        $   53.9
Depreciation and amortization                           11.9            11.7
Other, net                                            (112.8)          (97.7)

Net change in cash due to operating activities         (66.3)          (32.1)

Cash flows from investing activities
Proceeds from maturities and sales of
short-term investments and marketable securities        22.9           181.2
Purchases of short-term investments and                 (6.4)          (76.6)
marketable securities
Other, net                                              (3.5)          (25.4)

Net change in cash due to investing activities           13.0           79.2

Cash flows from financing activities
Dividends paid                                         (48.7)          (43.6)
Common stock repurchased                               (27.7)          (26.0)
Other, net                                              (1.4)           (6.7)

Net change in cash due to financing activities         (77.8)          (76.3)

Effect of exchange rate changes on cash                  0.1            (0.6)

Net change in cash and cash equivalents               (131.0)          (29.8)

Cash and cash equivalents at beginning of period       258.1           214.6
Cash and cash equivalents at end of period          $  127.1         $ 184.8


See accompanying notes to consolidated condensed financial statements.


        THE READER'S DIGEST ASSOCIATION, INC. AND SUBSIDIARIES
         NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                             (In millions)
                              (unaudited)

(1)  Basis of Presentation

The company reports on a fiscal year beginning July 1. The three-month periods ended September 30, 1996, and 1995 are the first fiscal quarters of fiscal year 1997 and fiscal year 1996, respectively.

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

(2)  Earnings Per Share

Earnings per share is computed by dividing net income, less preferred stock dividend requirements, of $0.3 in each of the three-month periods ended September 30, 1996 and 1995 by the weighted average number of common shares outstanding during the period.


(3)  Inventories
                                             September 30,     June 30,
                                                  1996           1996

Raw materials                               $   24.7           $   33.0
Work-in progress                                24.0               19.9
Finished goods                                 180.0              151.5
                                            $  228.7           $  204.4



(4)  Revenues by Business Segments and Geographic Areas

                                              Three-Month period ended
                                                   September 30,
                                                  1996           1995
BUSINESS SEGMENTS
Reader's Digest Magazine                    $  174.9          $  177.4
Books and Home Entertainment Products          439.2             515.5
Special Interest Magazines                      15.7              20.0
Other Businesses                                14.2              17.6

Total revenues                              $  644.0          $  730.5

GEOGRAPHIC AREAS
United States                               $  269.5          $  289.7
Europe                                         275.6             337.7
Pacific and Other Markets                       98.9             103.1

Total revenues                              $  644.0          $  730.5



(5)  Other Operating Items

As described in Note 2 to the company's consolidated financial statements included in its 1996 Annual Report to Stockholders, the company recorded a charge relating primarily to streamlining of the company's organizational structure and the strategic repositioning of certain businesses in the third quarter of 1996. The components of this charge, as well as reserve balances remaining at September 30, 1996 , were:


                                              Total
                                            Charged    Utilized     Remaining
Employee retirement & severance benefits     $104.4     $ 52.6        $ 51.8
Other items                                    51.5       18.0          33.5
Business repositioning                         48.1       21.6          26.5

Total                                        $204.0     $ 92.2        $111.8


        The Reader's Digest Association, Inc. and Subsidiaries
                 Management's Discussion and Analysis
           of Financial Condition and Results of Operations
             (Dollars in millions, except per share data)

Results of Operations

Three-Month Period Ended September 30, 1996 Compared With Three-Month Period Ended September 30, 1995

Worldwide revenues for the three-month period ended September 30, 1996 decreased to $644.0, or by 12%, compared with $730.5 in the three-month period ended September 30, 1995. Revenues declined in all geographic areas, particularly in the company's European operations. The decrease in revenues was predominantly due to lower unit sales in the Books and Home Entertainment Products segment. Worldwide operating profit decreased to $46.6, or by 43%, in the first quarter of 1997, compared with $81.8 in the first quarter of 1996. These results reflect the adverse impact of reduced mail quantities in the company's European operations, execution problems in certain United States promotional mailings in the first quarter of 1997, as well as lower customer response rates. While lower revenues and operating profit were expected to result from the company's strategic actions, revenues declined more than expected. The company believes that the deliberate shift to less aggressive sweepstakes promotional copy and more product-focused offers contributed to lower customer response rates, which in turn contributed to the revenue decline. Also adversely affecting operating profit in the first quarter of 1997 was investment spending on initiatives to increase customer counts; these initiatives have historically been spread more evenly throughout the year.

The company reported net income of $34.6, or $0.32 per share in the first quarter of 1997, compared with $53.9, or $0.50 per share in the first quarter of 1996.

Other Income, Net
Other income, net increased in the first quarter of 1997 to $8.0, compared with $3.1 a year ago. This increase was primarily because of higher gains on the sales of certain investments in 1997 partially offset by lower interest income.

Income Taxes
The overall effective tax rate is 36.5% for the first quarter of 1997 and the first quarter of 1996. The company anticipates that the effective tax rate will remain at 36.5% for the remainder of the year.

Geographic Areas

United States
Revenues in the United States decreased from $289.7 in 1996 to $269.5, or by 7%, in 1997. Approximately 5% of this decrease was attributable to lower unit sales in Books and Home Entertainment Products. Revenues were also adversely affected by the sale of Travel Holiday magazine in the third quarter of 1996. Within Books
and   Home   Entertainment  Products,  the  lower unit sales were
attributable to Condensed Books, music products and video products. During the first quarter of 1997 the company's United States operations experienced execution problems for certain music, video and general book offers related to the 1996 downsizing and the transition to new lettershop and fulfillment vendors. The decline in Condensed Books was caused by lower customer response to promotional offers and lower membership retention rates. The company believes that the use of repetitive promotion copy contributed to this decline. Operating profit decreased significantly in 1997 compared with 1996 due to lower revenues, timing of promotional expenses and increased investment in new initiatives, partially offset by the benefit of cost-containment initiatives.

Europe
Revenues in Europe decreased from $337.7 in 1996 to $275.6, or by 18%, in 1997, primarily due to lower unit sales of Books and Home Entertainment Products. Operating profit decreased significantly in 1997 compared with 1996. These results reflect the company's ongoing restaging of its European operations, and the continuing general weakness in European economies. The company has been taking actions that are affecting short-term revenues and profits in order to restore long-term customer and revenue growth. These actions include the intentional reduction of the number of mailings and mail quantity in a given mailing, with the subsequent short-term decrease in orders; modification and variation of promotional formats, resulting in initial lower customer response rates but expected to lead to long-term improvements in rejects and bad debts; and moderation of product prices and investment in new distribution channels.


Pacific and Other Markets
Revenues in Pacific and Other Markets decreased from $103.1 in 1996 to $98.9, or by 4%, in 1997. This decrease was caused by lower
Books and Home Entertainment Products revenues; however increased Reader's Digest magazine circulation revenues offset approximately one-half of this decline. The decline in revenues was largely due to the impact of lower mail quantities and customer response rates, including the effect of variations to promotional formats, in South Africa. Operating profit decreased significantly in 1997 compared with 1996, primarily because of lower revenues, timing of reduced price mailings and continuing investments in new country expansion.

Corporate Expense
Corporate expense in the first quarter of 1997 decreased to $10.7 compared with $11.7 in the first quarter of 1996 due to the benefit of cost containment initiatives.


Business Segments

Reader's Digest Magazine
Revenues for Reader's Digest Magazine decreased from $177.4 in 1996 to $174.9, or by 1%, in 1997. This decrease was due to decreases in circulation revenues. Lower circulation levels and to a lesser extent the unfavorable effect of changes in foreign currency exchange rates were partially offset by higher average subscription prices in certain new and high inflation markets. Operating profit for Reader's Digest Magazine decreased significantly in the first quarter of 1997 compared with the same period a year ago. The decrease reflects lower revenues, investments in new countries, as well as increased promotional spending to retain high-quality subscribers who purchase the company's other products.

Books and Home Entertainment Products
Revenues for Books and Home Entertainment Products decreased from $515.5 in 1996 to $439.2, or by 15%, in 1997, of which approximately 11% was attributable to the company's European operations. Most product lines reported significantly lower revenues, predominantly due to lower unit sales. Operating profit for Books and Home Entertainment Products decreased significantly in 1997 compared with 1996. These results reflect lower unit sales in Europe from the strategic reduction in mail quantities, lower customer response rates to modified and varied promotional formats and moderated pricing; as well as lower customer response to Condensed Books promotional mailings and execution problems in the United States, as discussed above.

Special Interest Magazines
Revenues for Special Interest Magazines decreased from $20.0 in 1996 to $15.7, or by 21%, in 1997. This decrease was primarily attributable to the sale of Travel Holiday in the third quarter of 1996. Operating performance improved in 1997 compared with 1996 primarily reflecting the divestiture of Travel Holiday.

Forward-Looking Information
The company expects that in the second quarter revenues will stabilize and operating profit should be down only moderately compared with prior year as European operations continue to recover. The company's strategic actions, discussed above, are expected to provide initial benefits in the form of improving customer response rates, declining product returns and bad debts and rebuilding and augmenting the customer base, particularly in the second half of 1997, with improved financial results to follow. The benefits of the company's actions, including the cost savings from the 1996 downsizing, should be an upward turn in the company's results in the second half of this fiscal year.

Given the company's expectations of improved European performance in the second half of 1997 and assuming planned results in the rest of the business, the company expects solid full-year operating profit growth in 1997; however the company also expects substantially lower interest income, lower capital gains and a one percentage point higher effective tax rate. Due to these non-operating items, earnings per share will not track with operating profit growth in 1997.

The statements contained in this report, if not historical, are forward-looking statements, which involve risks and uncertainties that could cause actual results to differ materially from the financial results described in the forward-looking statements. These risks and uncertainties include the level and rate of progress in the company's program to stabilize and restore growth in its operations, the effect of worldwide paper and postage costs, and the ability of the company to achieve earnings per share growth through internal investment, strategic alliances, joint ventures and other methods. The success of the company's program is in turn dependent on factors such as the effectiveness of the company's marketing strategies to grow its customer base and improve customer response rates, especially the impact of modified and varied promotional formats on customer responses, the appeal of the company's mix of products, the company's success at entering into and collaborating with others to conduct effective strategic alliances and joint ventures, and general economic conditions.


Liquidity and Capital Resources

September 30, 1996 Compared  With June 30, 1996

Cash and cash equivalents, short-term investments and marketable securities decreased $138.6 to $235.6 at September 30, 1996. The decrease was primarily due to dividend payments of $48.7, the repurchase of Class A nonvoting common stock, at a cost of $27.7, and cash used by operations of $66.3.

In the first quarter of 1997, the company paid a $0.45 per share dividend on its common stock, representing a 13% increase, compared with $0.40 per share a year ago. At the current rate, the company will pay a total dividend of $1.80 per share in 1997 compared with $1.75 in 1996.

In October 1996 the company's Board of Directors approved a program to purchase up to 5.0 million shares of the company's Class A nonvoting common stock. The company repurchased 0.7 million shares of Class A nonvoting common stock in the first quarter of 1997. From the announcement of its first repurchase program in February 1992 through September 30, 1996, the company has repurchased approximately 15.7 million shares of Class A nonvoting common stock.

The company believes that its liquidity, capital resources, cash flow and borrowing capacity are sufficient to fund normal capital expenditures, working capital requirements, the payment of dividends and the company's share repurchase program. The company also believes its liquidity, capital resources, cash flow and borrowing capacity are sufficient to finance present plans to expand existing product lines in existing markets, to identify and develop new products and markets and to enter into strategic alliances and make small acquisitions.

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



                                 The Reader's Digest Association, Inc.
                                        (Registrant)



Date:  November 7, 1996          By:  Stephen R. Wilson
                                      Stephen R. Wilson
                                      Executive Vice President and
                                      Chief Financial Officer
                                      (and authorized signatory)



                             EXHIBIT INDEX


Exhibit
  27      Financial Data Schedule