Form 10-Q
period 1996-12-31
READERS DIGEST ASSOCIATION INC
filed 1997-02-12
CIK 858558

FORM 10-Q

                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549

        [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                OF THE SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended December 31, 1996

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


As of January 31, 1997, the following shares of the registrant's common stock were outstanding:

Class A Nonvoting Common Stock, $0.01 par value: 84,480,493 shares Class B Voting Common Stock, $0.01 par value:21,716,057 shares




                                                 Page 1 of 17 pages.


        THE READER'S DIGEST ASSOCIATION, INC. AND SUBSIDIARIES

                          Index to Form 10-Q

                           December 31, 1996


Part I - Financial Information                               Page No.

The Reader's Digest Association, Inc. and Subsidiaries
Financial Statements (unaudited):

 Consolidated Condensed Statements of Income
 for the three and six-month periods ended December 31, 1996
 and 1995                                                       3

 Consolidated Condensed Balance Sheets
  as of December 31, 1996 and June 30, 1996                     4

 Consolidated Condensed Statements of Cash Flows
  for the six-month periods ended December 31, 1996 and 1995    5

 Notes to Consolidated Condensed Financial Statements           6

Management's Discussion and Analysis
 of Financial Condition and Results of Operations               8


Part II - Other Information                                    13


        THE READER'S DIGEST ASSOCIATION, INC. AND SUBSIDIARIES
              CONSOLIDATED CONDENSED STATEMENTS OF INCOME
     Three and six-month periods ended December 31, 1996 and 1995
                 (In millions, except per share data)
                              (unaudited)


                          Three-month period ended     Six-month period ended
                                 December 31,                December 31,
                             1996           1995         1996           1995
Revenues                   $  874.6      $  918.6    $  1,518.6     $ 1,649.1

Product,distribution          297.4         312.4         519.1         563.3
 and editorial expense
Promotion, marketing          444.6         461.8         820.3         859.6
  and administrative
  expense

Operating profit              132.6         144.4         179.2         226.2

Other income                   (0.3)          4.8           7.7           7.9
(expense), net

Income before
 provision for                132.3         149.2         186.9         234.1
 income taxes

Provision for income           48.2          54.4          68.2          85.4
  taxes

Net income                 $   84.1     $    94.8      $  118.7     $   148.7

Earnings per share         $   0.78     $    0.88      $   1.10     $    1.37

Average common
  shares outstanding          106.6         107.9         107.0        107.9



See accompanying notes to consolidated condensed financial statements.


        THE READER'S DIGEST ASSOCIATION, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED BALANCE SHEETS
               As of December 31, 1996 and June 30, 1996
                             (In millions)
                              (unaudited)


                                           December 31,       June 30,
                                              1996              1996
Assets
Cash and cash equivalents                 $   113.5         $   258.1
Short-term investments                         14.2              18.9
Receivables, net                              643.1             412.4
Inventories                                   213.3             204.4
Prepaid expenses and other current assets     277.6             310.3

Total current assets                        1,261.7           1,204.1

Marketable securities                          79.0              97.2
Property, plant and equipment, net            257.1             261.5
Other noncurrent assets                       367.1             341.3

Total assets                             $  1,964.9        $  1,904.1

Liabilities and stockholders' equity
Accounts payable                        $     240.3        $    216.0
Accrued expenses                              442.0             457.3
Income taxes payable                           70.9              67.3
Unearned revenue                              405.8             354.9
Other current liabilities                      23.1              17.5

Total current liabilities                   1,182.1           1,113.0

Other noncurrent liabilities                  332.6             312.2

Total liabilities                           1,514.7           1,425.2

Capital stock                                  28.9              28.4
Paid-in capital                               140.8             138.3
Retained earnings                           1,005.5             984.0
Foreign currency translation adjustment       (10.2)            (14.2)
Net unrealized losses on certain
 investments                                   (0.7)             (1.3)
Treasury stock, at cost                      (714.1)           (656.3)

Total stockholders' equity                    450.2             478.9

Total liabilities and stockholders'     $   1,964.9        $  1,904.1
  equity


See accompanying notes to consolidated condensed financial statements.


        THE READER'S DIGEST ASSOCIATION, INC. AND SUBSIDIARIES
            CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
          Six-month periods ended December 31, 1996 and 1995
                             (In millions)
                              (unaudited)


                                                Six-month period
                                                     ended
                                                  December 31,
                                                1996        1995
Cash flows from operating activities
Net income                                   $  118.7    $ 148.7
Depreciation and amortization                    23.1       23.7
Other, net                                     (171.6)    (193.9)

Net change in cash due to operating             (29.8)     (21.5)
  activities

Cash flows from investing activities
Proceeds from maturities and sales of
   short-term investments and marketable         48.8      272.7
   securities
Purchases of short-term investments and         (21.2)    (136.8)
   marketable securities
Other, net                                      (15.4)     (40.5)

Net change in cash due to investing              12.2       95.4
  activities

Cash flows from financing activities
Dividends paid                                  (97.2)     (92.4)
Common stock repurchased                        (61.5)     (42.3)
Other, net                                       33.4        2.7

Net change in cash due to financing            (125.3)    (132.0)
  activities

Effect of exchange rate changes on cash          (1.7)      (0.5)

Net change in cash and cash equivalents        (144.6)     (58.6)

Cash and cash equivalents at beginning of       258.1      214.6
  period
Cash and cash equivalents at end of period   $  113.5    $ 156.0

See accompanying notes to consolidated condensed financial statements.



        THE READER'S DIGEST ASSOCIATION, INC. AND SUBSIDIARIES
         NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                             (In millions)
                              (unaudited)

(1)  Basis of Presentation

The company reports on a fiscal year beginning July 1. The three-month periods ended December 31, 1996 and 1995 are the second fiscal quarters of fiscal year 1997 and fiscal year 1996, respectively.

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

(2)  Earnings Per Share

Earnings per share is computed by dividing net income, less preferred stock dividend requirements, of $0.3 in each of the three-month periods ended December 31, 1996 and 1995 and $0.7 in each of the six-month periods ended December 31, 1996 and 1995 by the weighted average number of common shares outstanding during the period.

(3)  Inventories
                                         December 31,    June 30,
                                             1996          1996

Raw materials                            $   20.7         $  33.0
Work-in progress                             26.1            19.9
Finished goods                              166.5           151.5
                                         $  213.3         $ 204.4



(4)  Revenues by Business Segments and Geographic Areas

                             Three-month period      Six-month period
                                   ended                  ended
                                December 31,           December 31,
                              1996        1995       1996        1995
BUSINESS SEGMENTS
Reader's Digest Magazine     $ 187.6    $ 190.3     $  362.5    $  367.7
Books and Home                 549.0      592.9        988.2     1,108.4
 Entertainment Products
Special Interest Magazines      22.0       25.8         37.7        45.8
Other Businesses               116.0      109.6        130.2       127.2

Total revenues               $ 874.6    $ 918.6     $1,518.6    $1,649.1

GEOGRAPHIC AREAS
United States                $ 396.3    $ 402.3     $  665.8    $  692.0
Europe                         354.0      390.9        629.6       728.6
Pacific and Other Markets      124.3      125.4        223.2       228.5

Total revenues               $ 874.6    $ 918.6     $1,518.6    $1,649.1



(5)  Other Operating Items

As described in Note 2 to the company's consolidated financial statements included in its 1996 Annual Report to Stockholders, the company recorded a charge relating primarily to streamlining of the company's organizational structure and the strategic repositioning of certain businesses in the third quarter of 1996. The components of this charge, as well as reserve balances remaining at December 31, 1996, were:


                                 Total
                                Charged    Utilized    Remaining

Employee retirement &           $ 104.4    $   62.4    $    42.0
  severance benefits
Other items                        51.5        20.1         31.4
Business repositioning             48.1        21.2         26.9

Total                           $ 204.0    $  103.7    $   100.3

(6)  Debt

The company has entered into a Competitive Advance and Revolving Credit Facility Agreement dated as of November 12, 1996 with a syndicate of domestic and foreign banks (the credit agreement). The credit agreement, which has a term of five years, permits competitive advance and revolving credit borrowings of up to $400 by the company and its designated subsidiaries. Interest rates can be based on: the prime rate, the federal funds rate, the London
Interbank Offered Rate (LIBOR), and money market rates. The proceeds of the borrowings are to be used for general corporate purposes, including acquisitions, share repurchases and commercial paper backup. The credit agreement contains certain restrictions on incurrence of debt, liens and guarantees of indebtedness. The company must also comply with certain financial covenants, including a calculation of consolidated tangible net worth. Borrowings may be denominated in U.S. Dollars and various foreign currencies. At December 31, 1996, there were no borrowings outstanding under the credit agreement.


        The Reader's Digest Association, Inc. and Subsidiaries
                 Management's Discussion and Analysis
           of Financial Condition and Results of Operations
             (Dollars in millions, except per share data)

Results of Operations

Three-Month Period Ended December 31, 1996 Compared With Three-Month Period Ended December 31, 1995

Worldwide revenues for the second quarter of 1997 decreased to $874.6, or by 5%, compared with $918.6 in the second quarter of 1996. Excluding the adverse effect of changes in foreign currency exchange rates, revenues decreased 4%. Revenues declined in all geographic areas, particularly in the company's European operations. The decrease in revenues was predominantly due to lower unit sales, lower-priced product offerings and sales of a lower-priced product mix in the Books and Home Entertainment Products segment. Worldwide operating profit decreased to $132.6, or by 8%, in the second quarter of 1997, compared with $144.4 in the second quarter of 1996. These results reflect the adverse impact of reduced mail quantities in the company's European operations and the ongoing actions to restore long-term growth in this region, partially offset by the benefits of stringent cost-containment initiatives worldwide. Lower response rates and revenues in the short-term reflect many simultaneous strategic initiatives, including varying the quantity and frequency of promotional mailings, moderating product pricing and introducing greater promotion variety and less aggressive sweepstakes, along with more product-focused offers.

The company reported net income of $84.1, or $0.78 per share in the second quarter of 1997, compared with $94.8, or $0.88 per share in the second quarter of 1996.

Other Income (Expense), Net
Other income (expense), net decreased in the second quarter of 1997 to $(0.3), compared with $4.8 a year ago. This decrease was primarily because of lower interest income and lower gains on sales of certain investments.

Income Taxes
The overall effective tax rate is 36.5% for both the second quarters of 1997 and 1996. The company anticipates that the effective tax rate will remain at 36.5% for the remainder of the year.

Geographic Areas

United States
Revenues in the United States decreased from $402.3 in 1996 to $396.3, or by 1%, in 1997. This decrease was primarily attributable to the sale of Travel Holiday magazine in the third quarter of 1996. Also, lower unit sales in Books and Home Entertainment Products were partially offset by a revenue increase in Other Businesses due to higher sales at QSP. Within Books and Home Entertainment Products, revenues benefited largely from increased sales in the video product line, which were more than offset by declines in music products and general books. Video revenues benefited primarily from higher catalog sales. Contributing to the decline in unit sales for music products was a lower customer response to promotional mailings. General books revenues declined principally due to a lower-priced product mix. Operating profit decreased in 1997 compared with 1996 due to lower revenues and timing of expenses, partially offset by the benefit of cost-containment initiatives.

Europe
Revenues in Europe decreased from $390.9 in 1996 to $354.0, or by 9%, in 1997. Excluding the adverse effect of changes in foreign currency exchange rates, revenues decreased 6%. The revenue decrease was primarily due to lower unit sales and, to a lesser extent, lower-priced product offerings and sales of a lower-priced product mix of Books and Home Entertainment Products. Within this segment revenues declined in all product lines. Operating profit decreased significantly in 1997 compared with 1996, but less significantly than in the first quarter of 1997 compared with 1996. Second quarter results reflect the benefit of lower product returns and bad debts as well as the continued successful implementation of cost-containment initiatives. Current year results were also impacted by the company's ongoing actions to restore long-term growth in this region and the continuing general weakness in European economies. These actions include the reduction of the number of promotional mailings and mail quantity in a given mailing, variation of promotional formats, moderation of product prices and investments in new selling channels.

Pacific and Other Markets
Revenues in Pacific and Other Markets decreased from $125.4 in 1996 to $124.3, or by 1%, in 1997. Lower Books and Home Entertainment Products revenues were offset by increased Reader's Digest magazine
circulation  revenues in new countries.   Within  Books  and  Home
Entertainment Products, the decline in revenues was largely due to lower-priced product offerings and sales of a lower-priced product mix, partially offset by higher unit sales. Improved revenues in Latin America, reflecting product expansion in Argentina and Brazil, were offset primarily by significant revenue declines in South Africa because of substantially lower mail quantities and customer response rates, including the effect of promotional mailing variations. Operating profit decreased in 1997 compared with 1996, primarily because of lower revenues, lower activity levels in South Africa, reduced-price mailings and continuing investments in new country expansion, partially offset by the benefit of cost-containment initiatives.

Corporate Expense
Corporate expense in 1997 decreased to $13.7, compared with $17.2 in
1996,   due   principally   to  the  benefit   of   cost-containment
initiatives.

Business Segments

Reader's Digest Magazine
Revenues for Reader's Digest Magazine decreased from $190.3 in 1996 to $187.6, or by 1%, in 1997. This decrease was due primarily to decreases in circulation revenues, and to a lesser extent, advertising revenues. The decrease in circulation revenues reflects lower-priced subscription offers in several countries, which are consistent with the company's long-term growth strategy to strengthen and expand its global customer base, offset by increased circulation levels in new countries. Lower advertising revenue primarily reflects a lower number of advertising pages in the United States and Europe, partially offset by higher pages in Pacific and Other Markets. Lower European advertising revenues were partially due to circulation declines in certain markets and the decline of print advertising's share of the overall European advertising market. Operating profit for Reader's Digest Magazine decreased significantly in the second quarter of 1997 compared with the same period a year ago. The decrease reflects lower revenues and increased promotional spending, as well as investments in new countries.

Books and Home Entertainment Products
Revenues for Books and Home Entertainment Products decreased from $592.9 in 1996 to $549.0, or by 7%, in 1997 principally attributable to the company's European operations. Most product lines reported lower revenues, predominantly due to lower unit sales and, to a lesser extent, lower-priced product offerings and sales of a lower-priced product mix. Operating profit for Books and Home Entertainment Products decreased in 1997 compared with 1996. These results primarily reflect reduced volume in Europe from the reduction of promotional mail quantities, lower customer response rates to varied promotional formats and moderated pricing.

Special Interest Magazines
Revenues for Special Interest Magazines decreased from $25.8 in 1996 to $22.0, or by 15%, in 1997. This decrease was primarily attributable to the sale of Travel Holiday in the third quarter of 1996. Excluding prior year revenues from Travel Holiday, revenues increased 9% due almost equally to increased advertising and circulation revenues. The increase in advertising revenues reflects increased advertising pages, while the increase in circulation revenues reflects higher circulation levels. Operating performance improved in 1997 compared with 1996 primarily reflecting higher advertising revenues.

Six-Month Period Ended December 31, 1996 Compared With Six-Month Period Ended December 31, 1995

Worldwide revenues for the six-month period ended December 31, 1996 decreased to $1,518.6, or by 8%, compared with $1,649.1 in the six-month period ended December 31, 1995. Excluding the adverse effect of changes in foreign currency exchange rates, revenues decreased
7%.   Revenues declined in all geographic areas, particularly in the
company's  European  operations.   The  decrease  in  revenues   was
predominantly due to lower unit sales and, to a lesser extent, lower-priced product offerings and sales of a lower-priced product mix in
the  Books  and  Home  Entertainment  Products  segment.   Worldwide
operating profit decreased to $179.2, or by 21%, in the first six months of 1997, compared with $226.2 in the first six months of
1996.   These  results reflect the adverse impact  of  reduced  mail quantities in the company's European operations and the ongoing actions to restore long-term growth in this region, partially offset by the benefits of stringent cost-containment initiatives worldwide. Lower response rates and revenues in the short-term reflect many simultaneous strategic initiatives, including varying the quantity and frequency of promotional mailings, moderating product pricing and introducing greater promotion variety and less aggressive sweepstakes along with more product-focused offers. Also adversely affecting operating profit in the first six months of 1997 was investment spending on initiatives to increase customer counts, as well as investments in new selling channels.

The company reported net income of $118.7, or $1.10 per share in the first six months of 1997, compared with $148.7, or $1.37 per share in the first six months of 1996.

Other Income (Expense), Net
Other income (expense), net for the six-month period ended December 31, 1996 decreased to $7.7 compared with $7.9 a year ago. This decrease was primarily because of lower interest income and higher interest expense, partially offset by higher gains on the sales of certain investments.

Income Taxes
The overall effective tax rate is 36.5% for both the six-month periods ended December 31, 1996 and 1995. The company anticipates that the effective tax rate will remain at 36.5% for the remainder of the year.

Geographic Areas

United States
Revenues in the United States decreased from $692.0 in 1996 to $665.8, or by 4%, in 1997. Approximately 3% of this decrease was attributable to lower unit sales in Books and Home Entertainment Products. Revenues were also adversely affected by the sale of Travel Holiday magazine in the third quarter of 1996. Within Books and Home Entertainment Products, the lower unit sales were primarily attributable to declines in music products and Condensed Books. The decline in music products primarily reflects lower customer response to promotional mailings. The decline in Condensed Books was caused by lower customer response to promotional offers and lower membership retention rates. The company believes that the lack of variety in promotion techniques contributed to this decline. Operating profit decreased in 1997 compared with 1996 due to lower revenues, timing of expenses and increased investment in new initiatives, partially offset by the benefit of cost-containment initiatives.

Europe
Revenues in Europe decreased from $728.6 in 1996 to $629.6, or by 14%, in 1997. Excluding the adverse effect of changes in foreign currency exchange rates, revenues decreased 11%. The decrease in revenues was primarily due to lower unit sales of Books and Home Entertainment Products. Operating profit decreased significantly in 1997 compared with 1996. Current year results were affected by the company's ongoing actions to restore long-term growth in this region and the continuing general weakness in European economies. These actions include the reduction of the number of promotional mailings and mail quantity in a given mailing, variation of promotional formats, moderation of product prices and investments in new selling channels.

Pacific and Other Markets
Revenues in Pacific and Other Markets decreased from $228.5 in 1996 to $223.2, or by 2%, in 1997. This decrease was caused by lower Books and Home Entertainment Products revenues; however, increased Reader's Digest magazine circulation revenues in new countries offset more than one-half of this decline. Within Books and Home Entertainment Products, the decline in revenues was largely due to lower-priced product offerings and sales of a lower-priced product mix. Improved revenues in Latin America, reflecting product expansion in Argentina and Brazil, were offset primarily by significant revenue declines in South Africa because of substantially lower mail quantities and customer response rates, including the effect of promotional mailing variations. Operating profit decreased significantly in 1997 compared with 1996, primarily because of lower revenues, lower activity levels in South Africa, reduced-price mailings and continuing investments in new country expansion, which were partially offset by the benefit of cost-containment initiatives.



Corporate Expense
Corporate expense in 1997 decreased to $24.4 compared with $28.9 in 1996 due principally to the benefit of cost-containment initiatives.

Business Segments

Reader's Digest Magazine
Revenues for Reader's Digest Magazine decreased from $367.7 in 1996 to $362.5, or by 1%, in 1997. Excluding the adverse effect of changes in foreign currency exchange rates, revenues were about even year-over-year. The decrease in revenues was due to declines in circulation revenues, partially offset by increases in advertising revenues. The decline in circulation revenues reflects lower-priced subscription offers in several countries, which are consistent with the company's long-term growth strategy to strengthen and expand its global customer base, partially offset by increased circulation levels in new countries. Within advertising revenues, a lower number of advertising pages was more than offset by higher rates per page. Operating profit for Reader's Digest Magazine decreased significantly in the first six months of 1997 compared with the same period a year ago. The decrease reflects lower revenues and investments in new countries.

Books and Home Entertainment Products
Revenues for Books and Home Entertainment Products decreased from $1,108.4 in 1996 to $988.2, or by 11% in 1997, principally attributable to the company's European operations. Most product lines reported significantly lower revenues, primarily due to lower unit sales and, to a lesser extent, lower-priced product offerings and sales of a lower-priced product mix. Operating profit for Books and Home Entertainment Products decreased significantly in 1997 compared with 1996. These results reflect lower unit sales in Europe from the reduction of promotional mail quantities, lower customer response rates to varied promotional formats and moderated pricing, as well as lower customer response to Condensed Books promotional mailings and lower membership retention rates.

Special Interest Magazines
Revenues for Special Interest Magazines decreased from $45.8 in 1996 to $37.7, or by 18%, in 1997. This decrease was primarily attributable to the sale of Travel Holiday in the third quarter of 1996. Excluding prior year revenues from Travel Holiday, revenues increased 3% due primarily to increased advertising revenues. Operating performance improved in 1997 compared with 1996 primarily reflecting the divestiture of Travel Holiday.

Forward-Looking Information

The comparison of 1997 to 1996 second quarter results showed an improvement over the 1997 first quarter compared with the prior year. The company anticipates that results for the second half of 1997 will continue to show an improving trend in quarter-over-quarter comparisons to the same periods in the prior year, meeting current market expectations for 1997 earnings per share.

While the company expects growth in customers and revenues in the latter part of 1997 compared to the prior year, this performance may not generate momentum into 1998, to the extent previously expected.

The company expects modest full-year operating profit growth in 1997; however, the company also expects substantially lower interest income, lower capital gains and a one percentage point higher effective tax rate, excluding other operating items. Due to these non-operating items, earnings per share will not track with operating profit growth in 1997.

The company is assessing the combined impact of the tactical implementation of many simultaneous strategic initiatives, which vary country by country. Such initiatives include varying the quantity and frequency of promotional mailings, moderating product pricing, introducing greater promotion variety and less aggressive sweepstakes along with more product-focused offers. The company has experienced lower response rates than anticipated to recent promotional mailings and believes that these results have been affected by the implementation of these initiatives. The company will continue to refine its strategy as necessary. The company believes these actions are essential to reducing customer fatigue, attracting and retaining new customers and renewing long-term customer satisfaction to build enduring value for shareholders.

The statements contained in this report, if not historical, are forward-looking statements, which involve risks and uncertainties that could cause actual results to differ materially from the financial results described in the forward-looking statements. These risks and uncertainties include the level and rate of progress in the company's program to stabilize and restore growth in its operations, the effect of worldwide paper and postage costs, and the ability of the company to achieve earnings per share growth through internal investment, strategic alliances, joint ventures and other methods. The success of the company's program is in turn dependent on factors such as the effectiveness of the company's marketing strategies to grow its customer base and improve customer response rates, especially the impact of modified and varied promotional formats on customer responses, as well as the appeal of the company's mix of products, the company's success at entering into and collaborating with others to conduct effective strategic alliances and joint ventures, and general economic conditions.

Liquidity and Capital Resources

Cash and cash equivalents, short-term investments and marketable securities decreased $167.5 to $206.7 at December 31, 1996 compared with June 30, 1996. The decrease was primarily due to dividend payments of $97.2, the repurchase of Class A nonvoting common stock, at a cost of $61.5, and cash used by operations of $29.8. Consistent with the prior year, the company used cash in its operations in the first six months of 1997 due to the seasonality of its revenues and expenses.

In both the second quarter of 1997 and 1996, the company paid a $0.45 per share dividend on its common stock. At the current rate, the annualized dividend will be $1.80 per share in 1997 compared with $1.75 in 1996.

In October 1996, the company's Board of Directors approved a program to purchase up to 5.0 million shares of the company's Class A nonvoting common stock. The company repurchased approximately 1.6 million shares of Class A nonvoting common stock in the first six months of 1997. From the announcement of its first repurchase program in February 1992 through December 31, 1996, the company has repurchased approximately 16.6 million shares of Class A nonvoting common stock.

The company has entered into a Competitive Advance and Revolving Credit Facility Agreement dated as of November 12, 1996 with a syndicate of domestic and foreign banks (the credit agreement). The credit agreement, which has a term of five years, permits competitive advance and revolving credit borrowings of up to $400 by the company and its designated subsidiaries. Interest rates can be based on: the prime rate, the federal funds rate, the London Interbank Offered Rate (LIBOR), and money market rates. The proceeds of the borrowings are to be used for general corporate purposes, including acquisitions, share repurchases and commercial paper backup. The credit agreement contains certain restrictions on incurrence of debt, liens and guarantees of indebtedness. The company must also comply with certain financial covenants, including a calculation of consolidated tangible net worth. There were no borrowings outstanding under the credit agreement.

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

                      PART II.  OTHER INFORMATION


Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

At the 1996 Annual Meeting of Stockholders of the Company, held on November 8, 1996, the following matters were voted on by the stockholders:

Proposal  1:   Election  of  Directors  to  hold
office until the next Annual Meeting or until their successors are duly elected and qualified. Each nominee was elected by the votes cast as follows:

                                For        Withheld
     James P. Schadt         20,507,305        156,147
     Melvin R. Laird         20,552,058        111,394
     William G. Bowen        20,555,408        108,044
     Lynne V. Cheney         20,544,665        118,787
     M. Christine DeVita     20,538,633        124,819
     James E. Preston        20,554,808        108,644
     Robert G. Schwartz      20,553,198        110,254
     Walter V. Shipley       20,555,468        107,984
     C.J. Silas              20,555,468        107,984
     William J. White        20,555,468        107,984


Item 6.   EXHIBITS AND REPORTS ON FORM 8-K.

(a)  Exhibits

   10.23   US$400,000,000  Competitive  Advance   and   Revolving
           Credit Facility Agreement dated as of November 12, 1996 between the Company, the Borrowing Subsidiaries, The Chase Manhattan Bank and J.P. Morgan Securities Inc.

   10.24   Termination  Agreement  dated  as  of  April  1,  1996
           between the registrant and Martin J. Pearson *

   27      Financial Data Schedule.  [1 page]

(b)  Reports on Form 8-K

      No report on Form 8-K was filed for the quarter for which this report is filed.



* Denotes a management contract or compensatory plan.




                              SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                   The Reader's Digest Association, Inc.
                                        (Registrant)


Date:  February 12, 1997         By:    STEPHEN R. WILSON
                                        Stephen R. Wilson
                                        Executive Vice President and
                                        Chief Financial Officer
                                        (and authorized signatory)



                             EXHIBIT INDEX



     Exhibit                                                      Page
     10.23     US$400,000,000 Competitive Advance and
               Revolving Credit Facility Agreement dated as of
               November 12, 1996 between the Company, the
               Borrowing Subsidiaries, The Chase Manhattan
               Bank and J.P. Morgan Securities Inc.

     10.24 Termination Agreement dated as of April 1, 1996 between the registrant and Martin J. Pearson.

     27        Financial Data Schedule.