Form 10-Q
period 1997-03-31
READERS DIGEST ASSOCIATION INC
filed 1997-05-12
CIK 858558

FORM 10-Q

                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C.  20549

      [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended March 31, 1997

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


As of April 30, 1997, the following shares of the registrant's common stock were outstanding:

Class A Nonvoting Common Stock, $0.01 par value: 84,489,263 shares Class B Voting Common Stock, $0.01 par value: 21,716,057 shares


        THE READER'S DIGEST ASSOCIATION, INC. AND SUBSIDIARIES

                          Index to Form 10-Q

                            March 31, 1997


Part I - Financial Information                           Page No.

The Reader's Digest Association, Inc. and Subsidiaries
Financial Statements (unaudited):

Consolidated Condensed Statements of Income
for the three and nine-month periods ended March 31,
1997 and 1996                                                   3

Consolidated Condensed Balance Sheets
as of March 31, 1997 and June 30, 1996                          4

Consolidated Condensed Statements of Cash Flows
for the nine-month periods ended March 31, 1997 and 1996        5

Notes to Consolidated Condensed Financial Statements            6

Management's Discussion and Analysis
 of Financial Condition and Results of Operations               8


Part II - Other Information                                    14



        THE READER'S DIGEST ASSOCIATION, INC. AND SUBSIDIARIES
              CONSOLIDATED CONDENSED STATEMENTS OF INCOME
      Three and nine-month periods ended March 31, 1997 and 1996
                 (In millions, except per share data)
                              (unaudited)


                            Three-month period ended    Nine-month period ended
                                   March 31,                     March 31,
                             1997              1996       1997            1996
Revenues                    $  684.3        $  747.5   $ 2,202.9     $ 2,396.6

Product, distribution
 and editorial expense         237.5           258.2       756.6         821.5
Promotion, marketing
 and administrative            395.3           414.8     1,215.6       1,274.4
 expense
Other operating items             --           245.0         --          245.0

Operating profit (loss)         51.5          (170.5)      230.7          55.7

Other income, net                7.7             8.5        15.4          16.4

Income (loss) before
 provision for income           59.2          (162.0)      246.1          72.1
 taxes

Provision (benefit)
 for income taxes               21.6           (48.0)       89.8          37.4

Net income (loss)               37.6          (114.0)      156.3          34.7

Earnings (loss) per share       0.35           (1.06)       1.45          0.31

Average common shares
outstanding                    106.2           107.9       106.8         107.9


See accompanying notes to consolidated condensed financial statements.


        THE READER'S DIGEST ASSOCIATION, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED BALANCE SHEETS
                As of March 31, 1997 and June 30, 1996
                             (In millions)
                              (unaudited)


                                             March 31,   June 30,
                                                1997       1996

Assets
Cash and cash equivalents                    $  192.0   $  258.1
Short-term investments                            5.9       18.9
Receivables, net                                506.9      412.4
Inventories                                     202.6      204.4
Prepaid expenses and other current assets       267.1      310.3

Total current assets                          1,174.5    1,204.1

Marketable securities                            30.0       97.2
Property, plant and equipment, net              242.6      261.5
Other noncurrent assets                         338.1      341.3

Total assets                                 $1,785.2   $1,904.1

Liabilities and stockholders' equity
Accounts payable                                171.2      216.0
Accrued expenses                                389.7      457.3
Income taxes payable                             57.2       67.3
Unearned revenue                                398.7      354.9
Other current liabilities                        20.8       17.5

Total current liabilities                     1,037.6    1,113.0

Other noncurrent liabilities                    327.6      312.2

Total liabilities                             1,365.2    1,425.2

Capital stock                                    28.9       28.4
Paid-in capital                                 141.3      138.3
Retained earnings                               995.0      984.0
Foreign currency translation adjustment         (27.3)    (14.2)
Net unrealized losses on certain                 (0.4)     (1.3)
investments
Treasury stock, at cost                        (717.5)   (656.3)

Total stockholders' equity                      420.0      478.9

Total liabilities and stockholders' equity    $1,785.2  $1,904.1


See accompanying notes to consolidated condensed financial statements.


        THE READER'S DIGEST ASSOCIATION, INC. AND SUBSIDIARIES
            CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
           Nine-month periods ended March 31, 1997 and 1996
                             (In millions)
                              (unaudited)

                                                Nine-month period
                                                      ended
                                                    March 31,
                                                1997        1996
Cash flows from operating activities
Net income                                   $  156.3    $   34.7
Depreciation and amortization                    34.4        35.7
Other, net                                     (118.6)       31.5

Net change in cash due to operating              72.1       101.9
activities

Cash flows from investing activities
Proceeds from maturities and sales of
   short-term investments and marketable        119.1       343.0
securities
Purchases of short-term investments and        (31.3)     (193.6)
marketable securities
Other, net                                     (23.8)      (53.8)

Net change in cash due to investing             64.0        95.6
activities

Cash flows from financing activities
Dividends paid                                (145.3)     (141.2)
Common stock repurchased                       (66.3)      (45.5)
Other, net                                      15.3        24.3

Net change in cash due to financing           (196.3)     (162.4)
activities

Effect of exchange rate changes on cash         (5.9)       (1.4)

Net change in cash and cash equivalents        (66.1)        33.7

Cash and cash equivalents at beginning of       258.1       214.6
period
Cash and cash equivalents at end of period      192.0       248.3

See accompanying notes to consolidated condensed financial statements.


        THE READER'S DIGEST ASSOCIATION, INC. AND SUBSIDIARIES
         NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                             (In millions)
                              (unaudited)

(1)  Basis of Presentation

The company reports on a fiscal year beginning July 1. The three-month periods ended March 31, 1997 and 1996 are the third fiscal quarters of fiscal year 1997 and fiscal year 1996, respectively.

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

Certain prior year amounts in the company's consolidated condensed financial statements have been reclassified to conform with the current year's presentation.

(2)  Earnings (Loss) Per Share

Earnings (loss) per share is computed by dividing net income (loss), less preferred stock dividend requirements, of $0.3 in each of the three-month periods ended March 31, 1997 and 1996 and $1.0 in each of the nine-month periods ended March 31, 1997 and 1996 by the weighted average number of common shares outstanding during the period.

(3)  Inventories
                                            March 31,     June 30,
                                              1997          1996

Raw materials                             $   14.5       $   33.0
Work-in progress                              25.7           19.9
Finished goods                               162.4          151.5
                                          $  202.6       $  204.4

(4) Revenues by Business Segments and Geographic Areas


                             Three-month period     Nine-month period
                                   ended                  ended
                                 March 31,              March 31,
                              1997        1996       1997        1996
BUSINESS SEGMENTS
Reader's Digest Magazine   $  178.3     $ 181.0     $  540.8    $  548.7
Books and Home                461.1       520.2      1,449.3     1,628.6
Entertainment Products
Special Interest Magazines     17.8        22.8         55.5        68.6
Other Businesses               27.1        23.5        157.3       150.7

Total revenues             $  684.3     $ 747.5     $2,202.9    $2,396.6

GEOGRAPHIC AREAS
United States              $  308.8     $ 316.7     $  974.6    $1,008.7
Europe                        276.6       328.7        906.2     1,057.3
Pacific and Other Markets      98.9       102.1        322.1       330.6

Total revenues             $  684.3     $ 747.5     $2,202.9    $2,396.6



(5) Other Operating Items

As described in Note 2 to the company's consolidated financial statements included in its 1996 Annual Report to Stockholders, the company recorded a charge relating primarily to streamlining of the company's organizational structure and the strategic repositioning of certain businesses in the third quarter of 1996. The components of this charge, as well as reserve balances remaining at March 31, 1997, were:

                            Total
                            Charged   Activity   Remaining

Employee retirement &       $104.4     $ 53.3      $ 51.1
severance benefits
Other items                   51.5       36.9        14.6
Business repositioning        48.1       47.2         0.9

Total                       $204.0     $137.4      $ 66.6


(6) Debt

The company entered into a Competitive Advance and Revolving Credit Facility Agreement dated as of November 12, 1996 with a syndicate of domestic and foreign banks (the credit agreement). The credit agreement, which has a term of five years, permits competitive advance and revolving credit borrowings of up to $400 by the company and its designated subsidiaries. Interest rates can be based on: the prime rate, the federal funds rate, the London Interbank Offered Rate (LIBOR), and money market rates. The proceeds of the borrowings are to be used for general corporate purposes, including acquisitions, share repurchases and commercial paper backup. The credit agreement contains certain restrictions on incurrence of debt, liens and guarantees of indebtedness. The company must also comply with certain financial covenants, including a calculation of consolidated tangible net worth. Borrowings may be denominated in U.S. Dollars and various foreign currencies. At March 31, 1997, there were no borrowings outstanding under the credit agreement.

(7) Subsequent Event

In April 1997, the company announced a program to invest up to $400 over the next four years primarily in more aggressive publishing and promotion initiatives. In conjunction with the implementation of this plan, the company expects to record fourth quarter charges of up to $100 for the realignment of certain business processes and operations.



        The Reader's Digest Association, Inc. and Subsidiaries
                 Management's Discussion and Analysis
           of Financial Condition and Results of Operations
             (Dollars in millions, except per share data)

Results of Operations

Three-Month Period Ended March 31, 1997 Compared With Three-Month Period Ended March 31, 1996

Worldwide revenues for the third quarter of 1997 decreased to $684.3, or by 8%, compared with $747.5 in the third quarter of 1996. Excluding the adverse effect of changes in foreign currency exchange rates, revenues decreased 7%. Revenues declined in all geographic areas, particularly in the company's European operations. The decrease in revenues was predominantly due to lower unit sales, lower-priced product offerings and sales of a lower-priced product mix in Books and Home Entertainment Products. Tactical implementation of many simultaneous strategic initiatives, including varying the quantity and frequency of promotional mailings, moderating product pricing and introducing greater promotion variety and less aggressive sweepstakes, along with more product-focused offers, also contributed to lower worldwide revenues in the third quarter of 1997. The company reported worldwide operating profit of $51.5 in the third quarter of 1997, compared with an operating loss of $170.5 in the third quarter of 1996. The 1996 operating loss reflects charges for other operating items taken in the third quarter of 1996 of $245.0 ($169.8 after tax, or $1.57 per share), comprised of $204.0 relating primarily to the streamlining of the company's organizational structure and the strategic repositioning of certain businesses and $41.0 for various claims against the company. Excluding the effect of other operating items in 1996, worldwide operating profit decreased by 31% in the third quarter of 1997 compared with the third quarter of 1996. These operating results reflect lower than anticipated revenues and proportionately higher related costs in Pacific and Other Markets, and the impact of the company's strategic actions to restore long-term growth in Europe, partially offset by the benefits of cost-containment initiatives.

The company reported net income of $37.6, or $0.35 per share in the third quarter of 1997, compared with a net loss of $114.0, or $1.06 per share in the third quarter of 1996. Excluding the effect of other operating items, earnings per share was $0.51 in 1996. Earnings per share declined 31% in 1997, compared with adjusted 1996 results.

Other Income, Net
Other income, net decreased in the third quarter of 1997 to $7.7, compared with $8.5 in the prior year. This decrease was primarily because of lower interest income, lower gains on sales of certain investments and higher interest expense in 1997, which were partially offset by higher gains on foreign exchange transactions and hedging activity.

Income Taxes
The overall effective tax rate was 36.5% for the third quarter of 1997 and is expected to remain at this rate for the remainder of the year. For the third quarter of 1996, the reported tax benefit was at the rate of 29.7%. This rate included the tax benefit of other operating items recorded in the third quarter of 1996. It also included the re-estimation of the year-to-date effective tax rate, excluding other operating items, downward by one percentage point to 35.5%. The lower effective rate in 1996 was primarily attributable to favorable settlements relating to prior years.

Geographic Areas

United States
Revenues in the United States decreased from $316.7 in 1996 to $308.8, or by 2%, in 1997. This decrease was primarily attributable to the exclusion of revenues due to the sale of Travel Holiday magazine in the third quarter of 1996. Also, in 1997, Books and Home Entertainment Products revenues declined slightly due to lower unit sales, which were partially offset by a higher-priced product mix. Within Books and Home Entertainment Products, declines in Condensed Books and video products revenues were partially offset by increased general books sales. The higher general books revenues were primarily attributable to a more popular product offered in 1997. The declines in Condensed Books and video products were caused by lower Condensed Book membership and lower customer response to promotional mailings. Operating profit increased in 1997 compared with 1996 due to the benefit of cost-containment initiatives.

Europe
Revenues in Europe decreased from $328.7 in 1996 to $276.6, or by 16%, in 1997. Excluding the adverse effect of changes in foreign currency exchange rates, revenues decreased 12%. The revenue decrease was primarily due to lower-priced product offerings and sales of a lower-priced product mix and, to a lesser extent, lower unit sales of Books and Home Entertainment Products. Within this segment revenues declined in all product lines except video products. Operating profit decreased significantly in 1997 compared with 1996 as a result of the revenue decrease, which was partially offset by the benefit of lower product returns and bad debts as well as the continued successful implementation of cost-containment initiatives. Current year results were also impacted by the company's ongoing actions to restore long-term growth in this region and the continuing general weakness in European economies. These actions include the selective reduction of the number of promotional mailings and mail quantity in a given mailing, variation of promotional formats and moderation of product prices.

Pacific and Other Markets
Revenues in Pacific and Other Markets decreased from $102.1 in 1996 to $98.9, or by 3%, in 1997. Lower Books and Home Entertainment Products revenues were partially offset by increased Reader's Digest magazine circulation revenues in new countries. Within Books and Home Entertainment Products, the decline in revenues was due to lower unit sales across most product lines. Higher revenues in Latin America, reflecting product expansion in Brazil and Argentina, were more than offset by significant revenue declines in Australia, because of lower customer response to promotional mailings, and South Africa, because of substantially lower mail quantities and customer response rates. Operating results declined significantly in 1997 compared with 1996, primarily because of lower than expected revenues, higher proportionate promotional spending and continuing investments in new country expansion.

Corporate Expense
Corporate expense in 1997 decreased to $8.2, compared with $10.0  in
1996,   due   principally   to  the  benefit   of   cost-containment
initiatives.

Business Segments

Reader's Digest Magazine
Revenues for Reader's Digest Magazine decreased from $181.0 in 1996 to $178.3, or by 1%, in 1997. Circulation and advertising revenues were about even quarter-over-quarter excluding the adverse effect of changes in foreign currency exchange rates. Circulation declines in several European countries were offset by increased circulation levels in Latin America, Eastern Europe and Thailand. A lower number of advertising pages in Europe were offset by higher pages in the United States and Pacific and Other Markets. Circulation declines in certain European markets, including the company's major markets, and the decline of print advertising's share of the overall European advertising market negatively impacted advertising revenue. Operating profit for Reader's Digest Magazine decreased significantly in the third quarter of 1997 compared with the same period a year ago. The decrease reflects increased promotional spending and investments in new countries, as well as lower revenues.

Books and Home Entertainment Products
Revenues for Books and Home Entertainment Products decreased from $520.2 in 1996 to $461.1, or by 11%, in 1997, principally attributable to the company's European operations. All product lines reported lower revenues, predominantly due to lower unit sales and, to a lesser extent, lower-priced product offerings and sales of a lower-priced product mix. Tactical implementation of many simultaneous strategic initiatives, including varying the quantity and frequency of promotional mailings, moderating product pricing and introducing greater promotion variety and less aggressive sweepstakes, along with more product-focused offers, contributed to lower revenues in the third quarter of 1997. Operating profit for Books and Home Entertainment Products decreased significantly in 1997 compared with 1996. These operating results were affected by lower than anticipated responses to promotional mailings and increased promotional spending in Pacific and Other Markets, and the impact of the company's strategic actions to restore long-term growth in Europe.

Special Interest Magazines
Revenues for Special Interest Magazines decreased from $22.8 in 1996 to $17.8, or by 22%, in 1997. This decrease was primarily attributable to the exclusion of revenues due to the sale of Travel Holiday in the third quarter of 1996. Excluding prior year revenues from Travel Holiday, revenues increased 11% due almost equally to increased circulation and advertising revenues. The increase in circulation revenues reflects higher average subscription prices, while the increase in advertising revenues is a result of increased advertising pages. Excluding prior year operating results for Travel Holiday, operating performance improved in 1997 compared with 1996 primarily as a result of the higher revenues.

Nine-Month Period Ended March 31, 1997 Compared With Nine-Month Period Ended March 31, 1996

Worldwide revenues for the nine-month period ended March 31, 1997 decreased to $2,202.9, or by 8%, compared with $2,396.6 for the nine-month period ended March 31, 1996. Excluding the adverse effect of changes in foreign currency exchange rates, revenues decreased 7%. Revenues declined in all geographic areas, particularly in the
company's  European  operations.   The  decrease  in  revenues   was
predominantly due to lower unit sales and, to a lesser extent, lower-priced product offerings and sales of a lower-priced product mix in Books and Home Entertainment Products. Tactical implementation of many simultaneous strategic initiatives, including varying the quantity and frequency of promotional mailings, moderating product
pricing   and  introducing  greater  promotion  variety   and   less
aggressive sweepstakes, along with more product-focused offers, also
contributed   to  lower  worldwide  revenues  in  1997.    Worldwide
operating profit increased to $230.7 in the nine-month period ended March 31, 1997, compared with $55.7 in the nine-month period ended
March  31,  1996.   The  1996  results  reflect  charges  for  other
operating items taken in the third quarter of 1996 of $245.0 ($169.8 after tax, or $1.57 per share). Excluding the effect of other operating items in 1996, worldwide operating profit decreased by 23% in the nine-month period ended March 31, 1997, compared with the same period a year ago. These operating results reflect the impact of the company's strategic actions to restore long-term growth in Europe and higher proportionate costs in Pacific and Other Markets, partially offset by the benefits of cost-containment initiatives.

The company reported net income of $156.3, or $1.45 per share in the nine-month period ended March 31, 1997, compared with $34.7, or
$0.31  per  share  in the nine-month period ended  March  31,  1996.
Excluding the effect of other operating items, earnings per share was $1.89 in 1996. Earnings per share declined 23% in 1997, compared with adjusted 1996 results.

Other Income, Net
Other income, net for the nine-month period ended March 31, 1997 decreased to $15.4, compared with $16.4 a year ago. This decrease was primarily because of lower interest income and higher interest expense in 1997, which were partially offset by higher gains on foreign exchange transactions and hedging activity.

Income Taxes
The overall effective tax rate for nine-month period ended March 31, 1997 was 36.5%, and is expected to remain at this rate for the remainder of the year, compared with a reported rate of 51.8% for the nine-month period ended March 31, 1996. Excluding the effect of other operating items, the effective tax rate was 35.5% for the nine-month period ended March 31, 1996. The lower effective rate in 1996 was primarily attributable to favorable settlements relating to prior years.

Geographic Areas

United States
Revenues in the United States decreased from $1,008.7 in 1996 to $974.6, or by 3%, in 1997. This decrease was primarily attributable to lower unit sales in Books and Home Entertainment Products. Revenues were also adversely affected by the exclusion of revenues due to the sale of Travel Holiday magazine in the third quarter of 1996. Within Books and Home Entertainment Products, the lower unit sales were principally caused by declines in Condensed Books and music products. The decrease in Condensed Books sales was caused by lower customer response to promotional offers and lower membership retention rates. Music products declined primarily due to lower customer response to promotional mailings. Operating profit decreased in 1997 compared with 1996 due to lower revenues and timing of expenses partially offset by the benefit of cost-containment initiatives.

Europe
Revenues in Europe decreased from $1,057.3 in 1996 to $906.2, or by 14%, in 1997. Excluding the adverse effect of changes in foreign currency exchange rates, revenues decreased 11%. The decrease in revenues was primarily due to lower unit sales and, to a lesser extent, lower-priced product offerings and sales of a lower-priced product mix within Books and Home Entertainment Products. Operating profit decreased significantly in 1997 compared with 1996. Current year results were affected by the company's ongoing actions to restore long-term growth in this region and the continuing general weakness in European economies. These actions include the selective reduction of the number of promotional mailings and mail quantity in a given mailing, variation of promotional formats, and moderation of product prices. The impact of these actions was partially offset by the benefit of lower product returns and bad debts, and the implementation of cost-containment initiatives.

Pacific and Other Markets
Revenues in Pacific and Other Markets decreased from $330.6 in 1996 to $322.1, or by 3%, in 1997. This decrease was caused by lower Books and Home Entertainment Products revenues; however, increased Reader's Digest magazine circulation revenues in new countries offset more than one-half of this decline. Within Books and Home Entertainment Products, the decline in revenues was due to lower-priced product offerings and sales of a lower-priced product mix, as well as lower unit sales in 1997. Higher revenues in Latin America, reflecting product expansion in Argentina and Brazil, were offset primarily by significant revenue declines in South Africa, because of substantially lower mail quantities and customer response rates, including the effect of promotional mailing variations, and in Australia, due to lower customer response to promotional mailings. Operating profit decreased significantly in 1997 compared with 1996, primarily because of lower than expected revenues, higher proportionate promotional spending, and continuing investments in new country expansion.

Corporate Expense
Corporate expense in 1997 decreased to $32.7 compared with $38.9 in 1996 due principally to the benefit of cost-containment initiatives and the timing of expenses.

Business Segments

Reader's Digest Magazine
Revenues for Reader's Digest Magazine decreased from $548.7 in 1996 to $540.8, or by 1%, in 1997. Circulation and advertising revenues were about even year-over-year excluding the adverse effect of changes in foreign currency exchange rates. Within advertising revenues, higher advertising rates per page were offset by a lower number of advertising pages sold. Increased circulation levels in
Latin America, Eastern Europe and Thailand were offset by circulation declines in several European countries and the United States. Operating profit for Reader's Digest Magazine decreased significantly in the nine-month period ended March 31, 1997 compared with the same period a year ago. The decrease reflects lower revenues, increased promotional spending and investments in new countries, partially offset by the benefit of cost-containment initiatives.

Books and Home Entertainment Products
Revenues for Books and Home Entertainment Products decreased from $1,628.6 in 1996 to $1,449.3, or by 11% in 1997, principally attributable to the company's European operations. Most product lines reported significantly lower revenues, primarily due to lower unit sales and, to a lesser extent, lower-priced product offerings and sales of a lower-priced product mix. Tactical implementation of many simultaneous strategic initiatives, including varying the quantity and frequency of promotional mailings, moderating product pricing and introducing greater promotion variety and less aggressive sweepstakes, along with more product-focused offers, contributed to lower revenues in 1997. Operating profit for Books and Home Entertainment Products decreased significantly in 1997 compared with 1996. These operating results were affected by the impact of the company's strategic actions to restore long-term growth in Europe, lower than anticipated responses to promotional mailings in Pacific and Other Markets, and lower customer response to Condensed Books promotional mailings and lower membership retention rates.

Special Interest Magazines
Revenues for Special Interest Magazines decreased from $68.6 in 1996 to $55.5, or by 19%, in 1997. This decrease was primarily attributable to the exclusion of revenues due to the sale of Travel Holiday in the third quarter of 1996. Excluding prior year revenues from Travel Holiday, revenues increased 6% due primarily to higher advertising revenues as a result of increased advertising pages sold. Operating performance improved in 1997 compared with 1996 primarily reflecting the increase in advertising revenues. Forward-Looking Information

The company has launched a program to invest up to $400 over four years primarily in more aggressive publishing and promotion initiatives. The majority of this spending will negatively impact future operating results, particularly in fiscal 1998; however, in fiscal 1999 and 2000 it is expected that operating results should improve compared to 1998 as the effect of the spending will be offset by the returns from these initiatives. The objective of the plan is to stabilize the erosion of the company's customer base and to grow the number and maximize the lifetime value of the company's customers through the retention of existing customers and the generation of new and younger customers. The plan also seeks to expand the development of new products based upon the identification of emerging consumer trends and interests, and to expand into additional direct marketing selling channels. The plan comprises various projects, including increased implementation of innovative promotional programs, selective programs to improve price competitiveness, and the continued upgrading and automation of the infrastructure of the company. These initiatives are expected to produce customer-driven revenue growth and increased shareholder value over the long-term. The long-term goals of the investment program are: percentage customer growth in the low single digits, percentage revenue growth in the high single digits, and operating profit growth and operating margins in a sustainable 10 percent range.

As part of the strategy associated with the investment plan, the company is internally shifting its focus away from the traditional measure of performance -- earnings per share -- toward more value-based measures, including: growth in number of customers, retention of customers, conversion of customers to multi-product long-term buyers, generation of new and younger customers, and growth in revenues, operating profit and cash flows.

In conjunction with the implementation of the investment plan, the company expects to record fourth quarter charges up to $100 primarily for the realignment of certain business processes and operations. The company anticipates that full-year fiscal 1997 earnings per share will be in the range of $1.70, excluding any fourth quarter charges, as a result of lower than expected responses to many of the third quarter promotional mailings in most markets. Continuing weakness of European economies has also contributed to the recovery of these markets taking longer than previously expected. Operating results for fiscal 1998 are expected to be below 1997 levels, due to the continued effect of the foregoing factors, the lack of customer- and revenue-led growth momentum in the business and spending related to the investment plan.

The company's continuing strategy involves the tactical implementation of many simultaneous initiatives which vary on a country by country basis. Such initiatives include varying the quantity and frequency of promotional mailings, moderating product pricing, introducing greater promotion variety and less aggressive sweepstakes, along with more product-focused offers. The company has experienced lower response rates than anticipated to recent promotional mailings and believes that these results have been affected by the implementation of these initiatives. The company believes these actions are essential to reducing customer fatigue, attracting and retaining new customers and renewing long-term customer satisfaction to build enduring value for shareholders. The company will continue to refine its strategy as necessary.

The statements contained in this report, if not historical, are forward-looking statements, which involve risks and uncertainties that could cause actual results to differ materially from the financial results described in the forward-looking statements. These risks and uncertainties include the level and rate of progress in the company's program to stabilize and restore growth in its operations, the effect of worldwide paper and postage costs, and the ability of the company to achieve earnings per share growth through internal investment, strategic alliances, joint ventures and other methods. The success of the company's program is in turn dependent on factors such as the effectiveness of the company's marketing strategies to stabilize and grow its customer base and improve customer response rates, especially the impact of modified and varied promotional formats on customer responses, the ability to identify customer trends, the ability to expand into new channels of distribution, the effectiveness of selective price reductions, the cost and effectiveness of upgrading the automation of the company's infrastructure, as well as the appeal of the company's mix of products, the accuracy of management's assessment of the current status of the company's business, the evolution of the company's organizational and structural capabilities, and general economic conditions.

Liquidity and Capital Resources

Cash and cash equivalents, short-term investments and marketable securities decreased $146.3 to $227.9 at March 31, 1997 compared with June 30, 1996. The decrease was primarily due to dividend payments of $145.3 and the repurchase of Class A nonvoting common stock, at a cost of $66.3, exceeding cash provided by operations of $72.1.

In both the third quarter of 1997 and 1996, the company paid a $0.45 per share dividend on its common stock. At the current rate, the annualized dividend will be $1.80 per share in 1997 compared with $1.75 in 1996.

In October 1996, the company's Board of Directors approved a program to purchase up to 5.0 million shares of the company's Class A nonvoting common stock. The company repurchased approximately 1.7 million shares of Class A nonvoting common stock in the nine-month period ended March 31, 1997. From the announcement of its first repurchase program in February 1992 through March 31, 1997, the company has repurchased approximately 16.8 million shares of Class A nonvoting common stock, leaving an authorized amount of approximately 4.2 million shares remaining under the current program.

The company entered into a Competitive Advance and Revolving Credit Facility Agreement dated as of November 12, 1996 with a syndicate of domestic and foreign banks (the credit agreement). The credit agreement, which has a term of five years, permits competitive advance and revolving credit borrowings of up to $400 by the company and its designated subsidiaries. Interest rates can be based on: the prime rate, the federal funds rate, the London Interbank Offered Rate (LIBOR), and money market rates. The proceeds of the borrowings are to be used for general corporate purposes, including acquisitions, share repurchases and commercial paper backup. The credit agreement contains certain restrictions on incurrence of debt, liens and guarantees of indebtedness. The company must also comply with certain financial covenants, including a calculation of consolidated tangible net worth. There were no borrowings outstanding under the credit agreement.

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


                      PART II.  OTHER INFORMATION


Item 6.   EXHIBITS AND REPORTS ON FORM 8-K.

(a)  Exhibits

     27   Financial Data Schedule.  [1 page]

(b)  Reports on Form 8-K

     The company filed a report on Form 8-K on March 31, 1997 which included a copy of a press release advising that the company's 1997 third quarter and fiscal year earnings would be below market expectations.

     The company filed a report on Form 8-K on April 23, 1997 which included a copy of a press release containing the company's financial results for the quarter ended March 31, 1997, and a copy of a press release announcing the company's $400 million investment program.


                              SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        The Reader's Digest Association, Inc.
                                        (Registrant)



Date:  May 12, 1997               By: /s/ Stephen R. Wilson
                                          Stephen R. Wilson
                                          Executive Vice President and
                                          Chief Financial Officer
                                          (and authorized signatory)



                         EXHIBIT INDEX

Exhibit                                                     Page

27           Financial Data Schedule.