Form 10-K
period 1997-06-30
READERS DIGEST ASSOCIATION INC
filed 1997-09-25
CIK 858558

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549
                            FORM 10-K
    [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934
           For the fiscal year ended June 30, 1997
               Commission file number: 1-10434
              The Reader's Digest Association, Inc.
     (Exact name of registrant as specified in its charter)

                   Delaware                 13-1726769
        (State or other jurisdiction of       (I.R.S.
        incorporation or organization)       Employer
                                           Identificati
                                              on No.)
            Pleasantville, New York            10570
        (Address of principal executive     (Zip Code)
                   offices)

 Registrant's telephone number, including area code: (914)238-1000

Securities registered pursuant to Section 12(b) of the Act:

                                          Name of each exchange
           Title of each class            on which registered
     Class A Nonvoting Common Stock
        par value $.01 per share          New York Stock Exchange

       Stock Class B Voting Common Stock New York Stock Exchange par value $.01 per share


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

                     Yes [X]  No [   ]

The  aggregate market value of registrant's voting stock held
by non-affiliates    of   registrant,  at  August   29,   1997,
was approximately  $164,280,722  based  on  the  closing
price   of registrant's Class B Voting Stock on the New York
Stock Exchange-Composite Transactions on such date.

As of August 29, 1997, 84,605,586 shares of the registrant's Class A Nonvoting Common Stock and 21,716,057 shares of the registrant's Class B Voting Common Stock were outstanding.

              DOCUMENTS INCORPORATED BY REFERENCE

Annual Report to Stockholders of registrant for the fiscal year ended June 30, 1997. Certain information therein is incorporated by reference into Part I and Part II hereof.

Proxy Statement for the Annual Meeting of Stockholders of registrant to be held on December 12, 1997. Certain information therein is incorporated by reference into Part III hereof.


                       TABLE OF CONTENTS


                                                            Page

PART I
   ITEM 1.  BUSINESS                                          1
     Reader's Digest Magazine                                 1
      Circulation                                             1
      Advertising                                             2
      Editorial                                               2
      Production and Fulfillment                              3
     Books and Home Entertainment Products                    3
      Condensed Books                                         3
      Series Books                                            3
      General Books                                           4
      Music                                                   4
      Television and Video                                    4
      Production and Fulfillment                              5
     Direct Marketing Operations                              5
     Management Information Systems and Customer List         7
       Enhancement
     Special Interest Magazines                               7
     QSP, Inc.                                                8
     Competition and Trademarks                               8
     Employees                                                8
     Executive Officers of the Company                        9


   ITEM 2.  PROPERTIES                                       10

   ITEM 3.  LEGAL PROCEEDINGS                                11

   ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY      11
             HOLDERS

PART II
   ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND
            RELATED STOCKHOLDER MATTERS                      11


   ITEM 6.  SELECTED FINANCIAL DATA                          11

   ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS  11

   ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA      12

   ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
            ON ACCOUNTING AND FINANCIAL DISCLOSURE           12

PART III
   ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE          12
             REGISTRANT

   ITEM 11. EXECUTIVE COMPENSATION                           12

   ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
             OWNERS AND MANAGEMENT                           12

   ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS   12

PART IV

   ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND
            REPORTS on Form 8-K                               13

   SIGNATURES                                                 17

   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS                18


  "Reader's Digest" is  a registered trademark of The Reader's
                    Digest Association, Inc.



                            PART I
ITEM 1.BUSINESS

      The Reader's Digest Association, Inc. (the "Company") is a preeminent global leader in publishing and direct marketing, creating and delivering products, including magazines, books, recorded music collections, home videos and other products, that inform, enrich, entertain and inspire.
      The Company is a Delaware corporation that was originally incorporated in New York in 1926 and was reincorporated in Delaware in 1951. The mailing address of its principal executive offices is Pleasantville, New York 10570 and its telephone number is (914) 238-1000.
      For fiscal 1997, the Company's operations are reported in four business segments: (1) Reader's Digest magazine, (2) books and home entertainment products, (3) special interest magazines and (4) other businesses. For financial information by business segment, see Note 16 to the Company's consolidated financial statements appearing in the Company's 1997 Annual Report to Stockholders, which Note is incorporated herein by reference.
      In fiscal 1997, the Company's businesses were organized in four operating groups. The organization of the Company's three geographic groups--Reader's Digest Europe, Reader's Digest U.S.A. and Reader's Digest Pacific--recognizes the distinct business needs and strategies appropriate in
different markets throughout the  world.   The Company's fourth
operating group operated the Company's school and youth group fundraising business and focused on developing new products and entering new marketing channels. For financial information by geographic area, see Note 16 to the Company's consolidated financial statements appearing in the Company's 1997 Annual Report to Stockholders, which Note is incorporated herein by reference.


Reader's Digest Magazine

      Reader's  Digest  magazine is a monthly,  general
interest magazine consisting of original articles and
previously published articles in condensed form, a condensed version of a previously published or soon-to-be published full-length book, monthly humor columns, such as "Laughter, The
Best Medicine," "Life In  These United  States,"   "Humor In
Uniform,"  and  "All  In  A  Day's Work,"  and  other
regular  features,  including  "Heroes   For Today,"  "It
Pays To Enrich Your Word Power," "News From The World Of Medicine," "Tales Out of School," "Virtual Hilarity," and
"The Verbal Edge." DeWitt and Lila Wallace founded Reader's Digest magazine in 1922. Today, Reader's Digest has a worldwide circulation of almost 28 million and approximately 100 million readers each month, generating revenues of
$729.2 million in fiscal 1997, as compared with $739.8 million in fiscal 1996 and $732.9 million in fiscal 1995. Reader's Digest is published in 48 editions and 19 languages, including a Slovak language edition that began publication in
July 1997.   In  addition,  a  Korean edition,  an  Indian
edition, a braille edition and a recorded edition are published by third parties pursuant to licenses.


  Circulation

  Based  on the most recent audit report issued by the  Audit
Bureau   of   Circulation,   Inc.   ("ABC"), a   not-
for-profit organization that monitors circulation in the United States and Canada, the Company has determined that the United States English language edition of Reader's Digest has
the  largest   paid circulation  of  any  United States
magazine,  other  than  those automatically  distributed  to
all  members  of   the   American Association of Retired
Persons.  Approximately 95% of the  United States paid
circulation  of  Reader's  Digest   consists of subscriptions.
The balance consists of single copy sales at newsstands and in supermarkets and similar establishments.

Reader's Digest is truly a global magazine. Many of its international editions have the largest paid circulation for monthly magazines both in the individual countries and in the regions in which they are published. For most international editions of Reader's Digest, subscriptions comprise about 90% of circulation. The balance is attributable to newsstand and other retail sales.

      The Company maintains its circulation rate base through annual subscription renewals and new subscriptions. The global circulation rate base for Reader's Digest of
27.7 million includes a circulation rate base of 15 million for the United States--English language edition. In the United States, the Company sells approximately five million new subscriptions each year in order to maintain its circulation rate base. New subscriptions are sold primarily
by direct mail, with  extensive useof   sweepstakes  entries.
The  largest   percentage of subscriptions  is sold between
July and December of each year. Subscriptions to Reader's Digest may be canceled at any time and the unused subscription price is refunded.

      Worldwide revenues from circulation accounted for $558.9 million, or 77% of the total revenues of Reader's Digest magazine, in the fiscal year ended June 30, 1997.


  Advertising

       In fiscal 1997, Reader's Digest carried 13,484 advertising pages: 1,075 advertising pages in its United States--English language edition and 12,409 advertising
pages  in  its  other editions.    The  United  States  and
the larger international editions of Reader's Digest offer advertisers different regional editions, major market editions
and demographic editions.   These editions, usually containing
the same editorial material,  permit advertisers to concentrate
their advertising in specific  markets or   to target  specific
audiences.   Reader's  Digest   sells advertising in both the
United States and international editions principally through an internal advertising sales force. The Company sells advertisements in multiple editions worldwide, and offers advertisers discounts for placing advertisements in more than one edition.

      Worldwide revenues from advertising accounted for $170.3 million, or 23% of the total revenues of Reader's Digest magazine, in the fiscal year ended June 30, 1997.


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

     A substantial portion of the selections in Reader's Digest are original articles written by staff writers or free-lance writers. The balance is selected from existing published sources. All material is condensed by Reader's Digest editors. The Company employs a professional staff to research and factcheck all published pieces.

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

  Production and Fulfillment

      All editions of Reader's Digest are printed by independent third parties. The United States edition is printed exclusively by one printer in Pennsylvania under a 10-year contract that commenced in fiscal 1997. The Company believes that generally there is an adequate supply of alternative printing services available to the Company at competitive prices, should the need arise. The Company has developed plans to minimize recovery time in the event of a disaster at an existing printing facility.

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

     Subscription copies of the United States edition of Reader's Digest are delivered through the United States Postal Service as "periodicals" class mail. Subscription copies of international editions are also delivered through the postal service in each country.For additional information about postal rates and service, see " Direct Marketing Operations."

      Newsstand and other retail distribution is accomplished through a distribution network. The Company has contracted in each country with a magazine distributor for the distribution of Reader's Digest.


Books and Home Entertainment Products

      The Company publishes and markets, principally by direct mail, Reader's Digest Condensed Books, series books, general books, recorded music collections and series and home video products. See "Direct Marketing Operations."


  Condensed Books

      Reader's Digest Condensed Books is a continuing series of condensed versions of current popular fiction. Condensation reduces the length of an existing text, while retaining the author's style, integrity and purpose. Today, 16 editions of Condensed Books, published in 13 languages,
are marketed  in  24 countries.   In fiscal 1997, Condensed
Books generated worldwide revenues of $305.0 million, as compared with $370.4 million in fiscal 1996 and $392.1 million in fiscal 1995.

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


  Series Books

      The  Company  markets two types of series  books:
reading series and illustrated series. These book series may be openended continuing series, or may consist of a limited number of volumes.

  Series books are published in nine languages and marketed in 18 countries. In fiscal 1997, series books generated worldwide revenues of $209.5 million, as compared with $264.3 million in fiscal 1996 and $236.6 million in fiscal 1995.

     Reading series marketed in the United States include Today's Best Nonfictionr, which consists of five volumes per year each generally containing condensed versions of four contemporary works of nonfiction and The World's Best Reading, consisting of full-length editions of classic works of literature, of which six volumes are published each year. Today's Best Nonfiction is published in 10 countries in three languages and The World's Best Reading is published in eight countries in three languages.

      The Company markets illustrated series, which are generally closed-ended, in the United States and several other countries.


  General Books

      The Company's general books consist primarily of reference books, cookbooks, "how-to" and "do-it-yourself" books, children's books and books on subjects such as history, travel, religion, health, nature and the home. General books are published in 16 languages and are
marketed in 37 countries.   In  fiscal  1997, general books
generated worldwide revenues of $675.9 million, as compared with $753.5 million in fiscal 1996 and $808.7 million in fiscal 1995.

      New general books are generally original Reader's Digest books, but may also be books acquired from other publishers. During the development period for an original Reader's Digest book, the Company conducts extensive research and prepares an appropriate marketing strategy for the book.

      Although most sales of a general book will result from the initial bulk promotional mailing, substantial additional sales occur through subsequent promotions, catalog sales and the use of sales inserts in mailings for other Reader's Digest products. The Company also distributes its books for retail sale in stores, through third-party distributors.

      The Company has entered into strategic alliances with third parties, such as Meredith Corporation and Dove Audio, Inc., giving the Company direct marketing rights with respect to books and other products created by those parties or jointly with those parties or bearing their brands.

  Music

      The Company publishes recorded music packages on cassettes and compact discs, which it sells principally by direct mail. The music packages are generally collections of previously recorded and newly commissioned material by a variety of artists, although they may include selections from the Company's 17,000selection library. The collections span a broad range of musical styles. In certain markets, the Company also sells music series, which are marketed in the same manner as Condensed Books and series books. The marketing strategy for music packages is similar to that for general books. The Company markets music products in 32 countries, offering different music products in the various international markets because of diverse tastes.

  In fiscal 1997, music products generated worldwide revenues of $404.2 million, as compared with $460.1 million in fiscal 1996 and $435.9 million in fiscal 1995.


  Television and Video

      The Company's television and home video products are in genres similar to its general books. Several original programs have won awards of excellence, including five Emmy awards, and have appeared on the Disney Channel and the Discovery Channel. The Company continues to expand its video operations in the United States and in international markets and is presently marketing video products principally by direct mail in the United States and 30 other countries. Most of the Company's original programs
have  been licensed to cable television networks.    The
Company also sells its home video products through retail establishments. In fiscal 1997, home video products generated worldwide revenues of $243.5 million, as compared with $241.3 million in fiscal 1996 and $218.7 million in fiscal 1995.

      In November 1995, the Company formed a strategic alliance with the Public Broadcasting Service ("PBS") to develop, acquire, create and distribute television series, miniseries and specials for initial broadcast on PBS. PBS has domestic television distribution and U.S. retail distribution rights and the Company has worldwide direct marketing rights for home videos, books and certain other home entertainment products based on the television programs.


  Production and Fulfillment

      The various editions of Condensed Books are printed and bound by third-party contractors. The Company is a party to an exclusive agreement through 2002 for printing English language Condensed Books distributed in the United States and Canada. The Company solicits bids for the printing and binding of each general book or book series. Production and manufacture of music and video products is typically accomplished through third parties.

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

      Fulfillment, warehousing, customer service and payment processing are conducted principally by independent contractors. Most of the Company's products are packaged and delivered to the Postal Service directly by the printer or supplier. For information about postal rates and service, see "Direct Marketing Operations."

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

      As part of its growth strategy, the Company has begun to pursue increased distribution of its products through direct response channels other than direct mail, such as direct response television, telemarketing and the Internet, as well as expanded direct marketing channels, such as catalogs and clubs. Under a September 1995 agreement, the Company and Avon Products, Inc. ("Avon") are testing door-to-door sales of Reader's Digest magazine subscriptions and books
to  be  offered   by Avon representatives  in two countries
outside of the United States. Also, in August 1996, the Company entered into an agreement with Spiegel Inc. to conduct a two-year test that will involve development of jointly branded catalogs and the taking and fulfillment by Spiegel Inc. of orders from new Company catalogs.

      The  Company  is  adapting the editorial  content  and
the marketing   methods  of  its  magazines  and   books   and
home entertainment products to new technologies, such as
computer  online  services.   In 1997, the Company launched
Reader's Digest World, a World Wide Web site for shopping and information about the Company's products.

      To promote the sale of its products in the United States, the Company usually offers a sweepstakes in its promotional mailings. Prizes totaled about $15 million for the
1997  edition of The sweepstakes.   Generally,  each   of   the
Company's international subsidiaries sponsors its own sweepstakes, the mechanics of which vary from jurisdiction to jurisdiction, depending upon local law.

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

      The Company relies on postal delivery service in the jurisdictions in which it operates for timely delivery of  its products and promotional mailings.  In the United
States and most international    markets,   delivery   service
is    generally satisfactory.    Some   international
jurisdictions,   however, experience periodic work stoppages in
postal delivery service or less than adequate postal efficiency, although these problems have not had a significant impact on the Company.

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


Management Information Systems and Customer List Enhancement

      The size and quality of the Company's computerized customer list of current and prospective customers in each country in which it operates contribute significantly to its business and the Company is constantly striving to improve its lists. The Company believes that its United States list of over 50 million households--over half the total number of  households  in  the country--is  one  of  the largest
direct response  lists  in  the United  States.   The
Company's international lists include a comparable number of households, in the aggregate.

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

      The Company publishes several special interest magazines that it deems consistent with its image, editorial
philosophy and market   expertise.   The  Family  Handymanr
magazine   provides instructions  and guidance for "do-it-
yourself" home improvement projects. New Choices: Living Even Better After 50r magazine is aimed at active, mature readers and provides information on entertainment, travel,
health  and  leisure  time   activities. American Health for
WomenTM magazine provides helpful information on  medicine,
nutrition, psychology and fitness as those  issues relate   to
women.   In  1997,  the  Company  acquired  Walkingr magazine,
which provides information on health and fitness for walking enthusiasts. These magazines are sold by subscription and on the newsstand. Like most magazines, the Company's special interest magazines are highly dependent on advertising revenue. Each of these magazines publishes 10 issues per year, except Walking, which publishes six times per year.
The Company also publishes Moneywise magazine, a magazine devoted to helping families manage their finances, in the United Kingdom.

      The following table sets forth the circulation rate base of each of the Company's United States special interest magazines at June 30, 1997, as well as the number of advertising pages carried for the fiscal year ended June 30, 1997. Circulation rate base data is as reported to ABC.

                                                    Number of
                                    Circulation   Advertising
                                     Rate Base    Pages Carried
     The Family Handyman              1,000,000       580
     American Health for Women          900,000       461
     New Choices: Living Even Better    600,000       486
       After 50
     Walking                            625,000       327


      Moneywise had a circulation rate base of 107,800 as of the end of fiscal 1997 and carried 515 pages of advertising.

     Of total revenues of $81.9 million for the Company's
special interest magazines  in  fiscal  1997,  61%  was
generated   by circulation revenues and 39% by advertising
revenues.

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


Competition and Trademarks

      Although Reader's Digest magazine is a unique and wellestablished institution in the magazine publishing industry, it competes with other magazines for subscribers and with magazines and all other media, including radio
and  television,  for advertising.   The  Company  believes
that the extensive and longstanding international operations of Reader's Digest provide the Company with a significant advantage over competitors seeking to establish a global publication.

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


Employees

      As  of  June  30, 1997, the Company employed
approximately 5,900 persons worldwide; approximately 2,200 were
employed in the United   States   and  3,700  were  employed
by  the   Company's international subsidiaries.  The Company's
relationship with  its employees is generally satisfactory.


Executive Officers of the Company

     The following paragraphs set forth the name, age and offices with the Company of each present executive officer of the Company, the period during which each executive officer has served as such and each executive officer's business experience during the past five years:

    Name and Age        Positions and Offices With the Company
George V. Grune  (68)      Mr. Grune returned to the Company to
                           serve as   Chairman  of  the  Board
                           and ChiefExecutive  Officer  on
                           August  10,  1997, after having
                           previously served as Chairman of
                           the  Board  of the Company  until
                           his retirement  in August 1995
                           and  as Chief Executive Officer
                           until August 1994. Mr.Grune first
                           joined the Company in 1960.

Melvin R. Laird  (75)       Mr.  Laird has been a member of the
                            Board of  Directors of the Company
                            since  1990. He  has  served  as
                            Senior Counsellor for
                            national  and international
                            affairs  since 1974  and  was
                            elected to the  additional position
                            of Vice President in 1989. Mr.
                            Laird joined the Company in 1974.

M. John Bohane  (61)        Mr.  Bohane has been Senior Vice
                            President of the Company and
                            President, International
                            Operations since  September 8,
                            1997.  He first joined the Company
                            in 1964  and  served in a number of
                            executive capacities,  including
                            President,  Direct Marketing Group,
                            until leaving the Company in  July
                            1991.   Prior to  rejoining the
                            Company,  Mr.  Bohane served as
                            President and  Chief  Executive
                            Officer of  Newfield Publications
                            from April 1994 to July  1995 and
                            as Vice  President  of   Corporate
                            Database  Marketing of Time-Warner,
                            Inc., from April 1992 to December
                            1993.

Peter  J.C. Davenport (57)  Mr. Davenport  has  been   Senior
                            Vice President, Global Marketing of
                            the Company since  September 8,
                            1997.   He  served  as Senior
                            Vice  President,  Global   Direct
                            Marketing  from  January  1994
                            until his retirement  in  March
                            1997  and  as  Vice President,
                            Global Direct  Marketing  from
                            September  1991  to  January  1994.
                            Mr.Davenport  first  joined  the
                            Company  in 1958.

Richard A. Garvey (49)      Mr. Garvey has been Senior Vice
                            President,Corporate Planning  and
                            New Business Development  since
                            September 8,  1997 and was  a Vice
                            President and Group President,
                            Global  Marketing and New Channels
                            of the Company from the time he
                            joined the Company in September
                            1996. He was previously  Vice
                            President,  Marketing  of LEGO
                            Systems, Inc. (children's
                            educational and entertainment
                            products).


Marcia M. Lefkowitz (53)    Ms.  Lefkowitz  has  been  a
                            Senior  Vice President and
                            President of Reader's Digest U.S.A.
                            since  September 8, 1997.Prior
                            thereto,  Ms.  Lefkowitz served as
                            the Company's  Senior Consultant
                            for Marketing and   Marketing
                            Systems  Projects from
                            November 1995,   as   Vice
                            President, Marketing,  Reader's
                            Digest  U.S.A.  from July   1993,
                            Vice  President, MarketingSystems
                            from  February  1993  and Vice
                            President, Global New Business
                            Development prior  thereto.  Ms.
                            Lefkowitz joined  the Company in
                            1967.

Barbara J. Morgan (52)      Mrs. Morgan has been Senior Vice
                            President and Editor-in-Chief,
                            Books and Home Entertainment since
                            April 1995. She  was Vice President
                            and Editor-in-Chief, Condensed
                            Books from August 1987 to  April
                            1995.  She joined the Company in
                            1973.

George S. Scimone (50)      Mr. Scimone  has been Vice President
                            and Chief  Financial Officer  of
                            the  Company since  September 8,
                            1997.  Prior  thereto, he  was  a
                            Vice President and  President,
                            Reader's Digest U.S.A. from
                            November  1996 and Vice
                            President and Corporate Controller
                            from September 1995.  Prior  to
                            joining  the  Company,  Mr.Scimone
                            was Business Chief Financial
                            Officer, Electrical  Distribution
                            and  Control  of General Electric
                            Company.

Christopher P. Willcox (50) Mr.Willcox has beenSenior Vice
                            President and Editor-in-Chief of
                            Reader's Digest  magazine  since
                            March  1996.   He served   as
                            World-wide  Executive  Editor from
                            June  1994 to March 1996,
                            Executive Editor,  International
                            from  October  1991 to   June1994
                            and  Assistant  Managing Editor
                            from 1990 to 1991.  He joined  the
                            Company in 1988.



      Pursuant to the By-Laws of the Company, officers serve at the pleasure of the Board of Directors. Officers of the Company are elected annually to serve until their respective successors are elected and qualified.


ITEM 2. PROPERTIES

The Company's headquarters and principal operating
facilities are situated on approximately 120 acres in Westchester County, New York, much of which the Company acquired in 1940. The site includes five principal buildings
aggregating approximately   697,000   square  feet  that
house executive, administrative, editorial and operational offices, and data processing and other facilities. In New York City, the Company leases approximately 181,000 square feet of office space in a total of three buildings, portions of which are used as editorial offices for its books and home entertainment products business, as advertising sales offices for Reader's Digest magazine and as offices for the
Company's  special  interest  magazines.   The Company  leases
space totaling approximately 52,000 square feet for an editorial bureau, advertising sales offices and other purposes in various cities in the United States. A subsidiary of the Company also leases 36,000 square feet of office space in Westport, Connecticut.

      QSP leases approximately 163,000 square feet in Conyers, Georgia, 4,000 square feet in Danbury, Connecticut, and 21,000 square feet in Ridgefield, Connecticut.

     The Company owns approximately 1,613,200 square feet and leases approximately 531,000 square feet of space outside  the United  States  that  is utilized by the Company's
international operating     subsidiaries principally as
headquarters, administrative and editorial offices and warehouse space. The foregoing properties owned by the Company include 207,000 square feet of space in Swindon, England, in a building owned by the Company on land leased by the Company through 2076.

      The Company believes that its current facilities, together with expansions and upgrading of facilities presently underway or planned,are adequate to meet its present and reasonably foreseeable needs. The Company also believes that adequate space will be available to replace any leased facilities for which the leases expire in the near future.


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


ITEM 4.SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matter was submitted to a vote of security holders of the Company during the fourth quarter of the fiscal year ended
June 30, 1997.


                            PART II


ITEM 5.MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
       STOCKHOLDER MATTERS

      The  information  contained  under  the  caption
"Selected Quarterly Financial Data and Dividend and Market
Information"  in the  Company's 1997 Annual Report to
Stockholders is incorporated herein by reference.


ITEM 6.SELECTED FINANCIAL DATA

      The  information  contained  under  the  caption
"Selected Quarterly Financial Data and Dividend and Market
Information" and "Selected Financial Data" in the Company's
1997 Annual Report to Stockholders is incorporated herein by reference.


ITEM 7.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
       CONDITION AND RESULTS OF OPERATION

      The  information contained under the caption
"Management's Discussion and Analysis" in the Company's 1997
Annual Report to Stockholders is incorporated herein by reference.


ITEM 8.FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The Company's Consolidated Financial Statements appearing on pages 18 through 29 of the Company's 1997 Annual Report to Stockholders, together with the report thereon of KPMG Peat Marwick LLP appearing on page 30, are incorporated herein by reference.


ITEM 9.CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
       ACCOUNTING AND FINANCIAL DISCLOSURE

     None.


                           PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      Information with respect to directors of the Company under the caption "Proposal 1: Election of Directors" in the Proxy Statement for the Annual Meeting of Stockholders of the Company to be held on December 12, 1997 is incorporated herein by reference. Information with respect to executive officers of the Company appears under the caption "Executive Officers of the Company" in Item 1 of
Part I hereof and is incorporated herein by reference.


ITEM 11.   EXECUTIVE COMPENSATION

     Information with respect to executive compensation under the captions "Executive Compensation," "Report of the Compensation & Nominating Committee" and "Performance Graph" in the Proxy Statement for the Annual Meeting of Stockholders of the Company to be held on December 12, 1997 is incorporated herein by reference.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT

      Information with respect to security ownership of certain beneficial owners and management under the caption "Equity Security Ownership" in the Proxy Statement for the Annual Meeting of Stockholders of the Company to be held on December 12, 1997 is incorporated herein by reference.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      Information with respect to certain relationships and related transactions under the caption "Executive Compensation-Miscellaneous" in the Proxy Statement for the Annual Meeting of Stockholders of the Company to be held on December 12, 1997 is incorporated herein by reference.

                            PART IV


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
         FORM 8-K

(a) (1) Financial Statements
       See the Index to Consolidated Financial Statements on page 17 of this Report.

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

10.1 The  Reader's Digest Association, Inc. Management
     Incentive Compensation Plan (Amendment and Restatement as of July 1, 1994) filed as Exhibit 10.1 to the registrant's Form 10-K for the year ended June 30, 1994, is incorporated herein by reference.*

10.2 The Reader's Digest Association, Inc. 1989 Key Employee
     Long Term Incentive  Plan  filed  as  Exhibit   10.2 to
     the Registration Statement on Form S-1 (Registration No. 33 -32566) filed by registrant on December 19, 1989, is incorporated herein by reference.*

     10.3 The Reader's Digest Association, Inc. 1994 Key Employee Long Term Incentive Plan filed as Exhibit
     10.17 to the registrant's Form 10-Q for the quarter ended March 31, 1994, is incorporated herein by reference.*

10.4 The  Reader's Digest Association, Inc. Deferred
     Compensation Plan (Amendment and Restatement as of July 8,
     1994) filed as Exhibit  10.4  to the registrant's Form 10-
     K for the year ended June 30, 1994, is incorporated herein by reference.*

10.5 The Reader's Digest Association, Inc. Severance Plan for Senior Management (Amendment and Restatement as of July 8, 1994) filed as Exhibit 10.5 to the registrant's
     Form 10-K for the year ended June 30, 1994, is incorporated herein by reference.*

     *Denotes a management contract or compensatory plan.

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

10.11 Supplemental Retirement Benefit Agreement dated as  of
     June  8,  1994 between the registrant and Martin J.
     Pearson filed as Exhibit 10.15 to the registrant's Form 10-
     K for the year   ended  June  30,  1995  is  incorporated
     herein by reference.*

10.12  The  Reader's  Digest 1992 Executive  Retirement  Plan
     (Amendment and Restatement as of October 10, 1996).*

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

10.15 Agreement dated as of August 22, 1996 between the registrant and Thomas M. Kenney, filed as Exhibit 10.15 to the registrant's Form 10-K for the year ended June 30, 1996, is incorporated herein by reference.*

10.16 Agreement dated as of June 10, 1996 between the registrant and Kenneth A. Gordon, filed as Exhibit 10.16 to the registrant's Form 10-K for the year ended June 30, 1996, is incorporated herein by reference.*

10.17  The Reader's  Digest  Association,  Inc.  Executive
     Financial  Counseling  Plan,  filed  as  Exhibit   10.17
     to  the registrant's  Form  10-K for the year ended  June
     30,  1996,  is incorporated herein by   reference.*

     *Denotes a management contract or compensatory plan.

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

10.23 Termination Agreement dated as of April 1, 1996 between the registrant and Martin J. Pearson, filed as Exhibit
     10.24 to the registrant's Form 10-Q for the quarter ended December 31, 1996, is incorporated herein by reference.*

10.24 Agreement dated June 18, 1997 between the registrant and James P. Schadt.*

10.25 Agreement dated as of August 1, 1997 between the registrant and Martin J. Pearson.*

10.26 Agreement dated August 10, 1997 between the registrant and James P. Schadt.*

10.27 US$400,000 Competitive Advance and Revolving Credit Facility Agreement dated as of November 12, 1996 between the registrant, the Borrowing Subsidiaries, The Chase Manhattan Bank and J.P. Morgan Securities Inc., filed as
     Exhibit 10.23 to the registrant's Form 10-Q for the quarter ended December 31, 1996, is incorporated herein by reference.

13   Financial  information appearing at pages 12 through  31
     of the   registrant's  1997  Annual  Report  to
     Stockholders, together with the report thereon of KPMG Peat Marwick LLP appearing on page 30 (furnished for the information of the Securities and Exchange Commission only and not to be deemed filed as part of this Annual Report on Form 10-K, except for the portions thereof that are specifically incorporated herein by reference).

21   Subsidiaries of the registrant.

23   Consent of KPMG Peat Marwick LLP.

27   Financial Data Schedule.


*Denotes a management contract or compensatory plan.


(b)  Reports on Form 8-K

     During the three months ended June 30, 1997, the Company filed the following report on Form 8-K:

     Form 8-K dated April 23, 1997 containing a copy of the Company's quarterly earnings news release for the third fiscal quarter and a copy of the Company's news release announcing its $400 million investment program

                          SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                        THE READER'S DIGEST ASSOCIATION, INC.
                        By: George V. Grune
                           (George V. Grune)
                           Chairman and Chief Executive Officer



Date:  September 25, 1997


      Pursuant to the requirements of the Securities Exchange
Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature               Title                     Date


George V. Grune      Chairman and Chief    September 25, 1997
(George V. Grune)    Executive Officer
                     and Director

Melvin R. Laird      Vice President and    September 25, 1997
(Melvin R. Laird)     Senior Counsellor
                      and Director

George S. Scimone     Vice President and   September 25, 1997
(George S. Scimone)   Chief Financial
                       Officer

John S. Gross         Vice President and   September 25, 1997
(John S. Gross)       Controller
                      (Chief Accounting
                       Officer)

Lynne V. Cheney        Director            September 25, 1997
(Lynne V. Cheney)

M. Christine DeVita    Director            September 25, 1997
(M.Christine DeVita)

James E. Preston       Director            September 25, 1997
(James E. Preston)

Robert G. Schwartz     Director            September 25,1 997
(Robert G. Schwartz)

Walter V. Shipley      Director            September 25, 1997
(Walter V. Shipley)

C.J. Silas             Director            September 25, 1997
(C.J. Silas)

William J. White       Director            September 25, 1997
(William J. White)








             THE READER'S DIGEST ASSOCIATION, INC.


                      INDEX TO CONSOLIDATED
                     FINANCIAL STATEMENTS

Report of KPMG Peat Marwick LLP, Independent Auditors*

Financial Statements:

  Consolidated Statements of Income--For the Years Ended June
       30, 1997, 1996 and 1995                                     *

   Consolidated Balance Sheets--June 30, 1997 and 1996             *

  Consolidated Statements of Cash Flows--For the Years Ended
     June 30, 1997,1996 and 1995                                   *

 Consolidated Statements of Changes in Stockholders' Equity--
       For the Years Ended June 30, 1997, 1996 and 1995            *

   Notes to Consolidated Financial Statements                     *



____________
      *Incorporated  by  reference to the Company's  1997
Annual Report to Stockholders. See Item 8 of the Annual Report on Form 10-K.