Form 10-Q
period 1997-09-30
READERS DIGEST ASSOCIATION INC
filed 1997-11-13
CIK 858558

FORM 10-Q

                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549

        [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                OF THE SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended September 30, 1997

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


As of October 31, 1997, the following shares of the registrant's common stock were outstanding:

Class A Nonvoting Common Stock, $0.01 par value: 84,596,818 shares Class B Voting Common Stock, $0.01 par value:21,716,057 shares



                                                 Page 1 of 14 pages.

        THE READER'S DIGEST ASSOCIATION, INC. AND SUBSIDIARIES

                          Index to Form 10-Q

                          September 30, 1997


Part I - Financial Information                           Page No.

The Reader's Digest Association, Inc. and Subsidiaries
Financial Statements (unaudited):

 Consolidated Condensed Statements of Income for the three-month periods ended September 30, 1997 and 1996 3

 Consolidated Condensed Balance Sheets
  as of September 30, 1997 and June 30, 1997                    4

 Consolidated Condensed Statements of Cash Flows for the three-month periods ended September 30, 1997 and 1996 5

 Notes to Consolidated Condensed Financial Statements           6

Management's Discussion and Analysis
 of Financial Condition and Results of Operations               8


Part II - Other Information                                    12

        THE READER'S DIGEST ASSOCIATION, INC. AND SUBSIDIARIES
              CONSOLIDATED CONDENSED STATEMENTS OF INCOME
         Three-month periods ended September 30, 1997 and 1996
                 (In millions, except per share data)
                              (unaudited)


                                               Three-month period ended
                                                     September 30,
                                                 1997          1996

Revenues                                       $ 561.4      $ 644.0

Product, distribution and editorial expense      203.5        221.7
Promotion, marketing and administrative          371.4        375.7
expense
Other operating items                             70.0        ---

Operating (loss) profit                          (83.5)        46.6

Other income, net                                  6.2          8.0

(Loss) income before (benefit) provision         (77.3)        54.6
for income taxes

(Benefit) provision for income taxes             (20.9)        20.0

Net (loss) income                              $ (56.4)     $  34.6

(Loss) earnings per share                      $ (0.53)      $ 0.32

Average common shares outstanding                106.3        107.4

Dividends per common share                      $0.225       $ 0.45


See accompanying notes to consolidated condensed financial statements.


        THE READER'S DIGEST ASSOCIATION, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED BALANCE SHEETS
              As of September 30, 1997 and June 30, 1997
                             (In millions)
                              (unaudited)


                                             September 30,     June 30,
                                                 1997            1997
Assets
Cash and cash equivalents                     $   54.1      $   69.1
Receivables, net                                 480.7         426.3
Inventories                                      204.1         167.8
Prepaid expenses and other current assets        290.7         262.6

Total current assets                           1,029.6         925.8

Marketable securities                             20.8          30.7
Property, plant and equipment, net               301.7         314.8
Other noncurrent assets                          336.4         372.5

Total assets                                  $1,688.5      $1,643.8

Liabilities and stockholders' equity
Accounts payable                              $  193.4      $  211.8
Accrued expenses                                 435.2         373.6
Income taxes payable                              12.3          22.1
Unearned revenue                                 387.5         356.5
Other current liabilities                         92.7          49.1

Total current liabilities                      1,121.1       1,013.1

Other noncurrent liabilities                     308.5         284.7

Total liabilities                              1,429.6       1,297.8

Capital stock                                     29.2          29.0
Paid-in capital                                  141.5         141.8
Retained earnings                                843.6         924.2
Foreign currency translation adjustment          (39.9)       (33.4)
Net unrealized losses on certain                  (0.1)        (0.3)
investments
Treasury stock, at cost                         (715.4)      (715.3)

Total stockholders' equity                       258.9         346.0

Total liabilities and stockholders' equity    $1,688.5      $1,643.8


See accompanying notes to consolidated condensed financial statements.

        THE READER'S DIGEST ASSOCIATION, INC. AND SUBSIDIARIES
            CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
         Three-month periods ended September 30, 1997 and 1996
                             (In millions)
                              (unaudited)

                                           Three-month period ended
                                                 September 30,
                                              1997           1996
Cash flows from operating activities
Net (loss) income                           $ (56.4)       $   34.6
Depreciation and amortization                  11.2            11.9
Other, net                                    (43.3)         (112.8)

Net change in cash due to operating           (88.5)          (66.3)
activities

Cash flows from investing activities
Proceeds from maturities and sales of
   short-term investments and marketable       10.0            13.9
   securities
Purchases of short-term investments and        (0.2)           (6.4)
marketable securities
Proceeds from other long-term investments,     46.1             9.0
 net
Other, net                                     (0.9)           (3.5)

Net change in cash due to investing            55.0            13.0
activities

Cash flows from financing activities
Short-term borrowings, net                     43.2            (3.1)
Dividends paid                                (24.2)          (48.7)
Common stock repurchased                       ---            (27.7)
Other, net                                     (0.2)            1.7

Net change in cash due to financing            18.8           (77.8)
activities

Effect of exchange rate changes on cash        (0.3)            0.1

Net change in cash and cash equivalents       (15.0)         (131.0)

Cash and cash equivalents at beginning of      69.1           258.1
period
Cash and cash equivalents at end of period  $  54.1        $  127.1


See accompanying notes to consolidated condensed financial statements.


        THE READER'S DIGEST ASSOCIATION, INC. AND SUBSIDIARIES
         NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                             (In millions)
                              (unaudited)

(1)  Basis of Presentation

The company reports on a fiscal year beginning July 1. The three-month periods ended September 30, 1997 and 1996 are the first fiscal quarters of fiscal year 1998 and fiscal year 1997, respectively.

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

(2)  (Loss) Earnings Per Share

(Loss) earnings per share is computed by dividing net (loss) income, less preferred stock dividend requirements, of $0.3 in each of the three-month periods ended September 30, 1997 and 1996 by the weighted average number of common shares outstanding during the period.

(3)  Inventories
                                       September 30,       June 30,
                                            1997            1997

Raw materials                           $  20.8           $  17.4
Work-in-progress                           25.8              26.5
Finished goods                            157.5             123.9
                                        $ 204.1            $167.8

(4)     Revenues by Business Segments and Geographic Areas

                                          Three-month period ended
                                               September 30,
                                          1997              1996
BUSINESS SEGMENTS
Reader's Digest Magazine                $ 172.1          $ 174.9
Books and Home Entertainment Products     352.0            439.2
Special Interest Magazines                 21.3             15.7
Other Businesses                           16.0             14.2

Total revenues                          $ 561.4          $ 644.0

GEOGRAPHIC AREAS
United States                           $ 248.5          $ 269.5
Europe                                    217.7            275.6
Pacific and Other Markets                  95.2             98.9

Total revenues                          $ 561.4          $ 644.0


(5) Other Operating Items

In the first quarter of 1998, the company recorded charges of $70.0 (the 1998 charges) ($51.8 after tax, or $0.49 per share) composed primarily of severance costs associated with workforce reductions in Europe, the United States and at the corporate level; and other costs associated with the discontinuation of certain businesses and the realignment of business processes and operations. Businesses to be discontinued include a children's book club in the United States, and the company's investment in LookSmart, a World Wide Web navigation service. The realignment of business processes and operations also relates to certain vendor contracts in the United States and Europe. The components of these charges are reported in the table below.

As described in Note 2 to the company's consolidated financial statements included in its 1997 Annual Report to Stockholders, the company recorded charges of $35.0 in the fourth quarter of 1997, and charges of $204.0 in the third quarter of 1996, relating primarily to the realignment of the organization and operations and to the streamlining of the company's organizational structure and the strategic repositioning of certain businesses, respectively. The components of these charges, as well as reserve balances remaining at September 30, 1997, were:

                            Balance at      1998      Current   Balance
                             June 30,     Charges    Activity  Remaining
                               1997

Employee retirement &        $  56.7       $39.5     $  5.9    $  90.3
severance benefits
Other items                     23.6        23.1        9.5       37.2
Business repositioning           0.7         7.4        ---        8.1

Total                        $  81.0       $70.0    $  15.4     $135.6

(6) Debt

In September 1997, the company entered into an agreement with Morgan Guaranty Trust Company of New York for an uncommitted line of credit of $50.0 (the Morgan line of credit) to be used for general corporate purposes. The loans under the Morgan line of credit are payable on demand and bear interest at a floating rate based on the cost of funds of the bank plus a margin. At September 30, 1997, no borrowings were outstanding under the Morgan line of credit.

As described in Note 13 to the company's consolidated financial statements included in its 1997 Annual Report to Stockholders, the company is a party to an agreement with The Chase Manhattan Bank for a line of credit of $75.0 (the Chase line of credit) and a Competitive Advance and Revolving Credit Facility Agreement (the credit agreement) of up to $400.0. Under the credit agreement, the company must comply with certain financial covenants, including a calculation of consolidated tangible net worth, which calculation was recently modified. At September 30, 1997, no borrowings were outstanding under the credit agreement and borrowings in the amount of $32.7 were outstanding under the Chase line of credit at a weighted average interest rate of 5.8%. In addition, various international subsidiaries of the company have lines of credit. At September 30, 1997, loans in the amount of $40.6 were outstanding under international lines of credit.

        The Reader's Digest Association, Inc. and Subsidiaries
                 Management's Discussion and Analysis
           of Financial Condition and Results of Operations
             (Dollars in millions, except per share data)

Results of Operations

Three-Month Period Ended September 30, 1997 Compared With Three-Month Period Ended September 30, 1996

Other Operating Items
In the first quarter of 1998, the company recorded charges of $70.0 ($51.8 after tax, or $0.49 per share) composed primarily of severance costs of $39.5 associated with workforce reductions in Europe, the United States, and at the corporate level; and other costs associated with the discontinuation of certain businesses and the realignment of business processes and operations. Businesses to be discontinued include a children's book club in the United States, and the company's investment in LookSmart, a World Wide Web navigation service. The realignment of business processes and operations also relates to certain vendor contracts in the United States and Europe.

Management's discussion and analysis, as it pertains to geographic and business segment information, has been written excluding the effect of these charges.

Revenues/Operating Profit
Worldwide revenues for the first quarter of 1998 decreased to $561.4, or by 13%, compared with $644.0 in the first quarter of 1997. Excluding the adverse effect of changes in foreign currency exchange rates, revenues decreased 8%. Revenues declined primarily in the company's European and United States operations. The decrease in revenues was predominantly due to lower unit sales in certain product lines within Books and Home Entertainment Products as a result of a combination of lower mail quantities and lower customer response to promotional mailings in major markets. The lower customer response reflects a reduction in testing and the use of less effective promotional offers. The revenue decline in the United States was primarily a result of the timing and lower quantity of promotional mailings in the first quarter of 1998 compared with the first quarter of 1997. The company reported a worldwide operating loss of $83.5 in the first quarter of 1998, compared with operating profit of $46.6 in the first quarter of 1997. Excluding the effect of other operating items, the operating loss was $13.5 in the first quarter of 1998. These operating results reflect lower revenues in major markets, higher proportionate overhead and promotional spending, and increased investment in product development, testing and list development initiatives.

The company reported a net loss of $56.4, or $0.53 per share, in the first quarter of 1998, compared with net income of $34.6, or $0.32 per share, in the first quarter of 1997. Excluding the effect of other operating items, the loss was $0.05 per share in the first quarter of 1998.

Other Income, Net
Other income, net decreased in the first quarter of 1998 to $6.2, compared with $8.0 in the prior year. This decrease was primarily because of lower interest income and lower gains on sales of certain investments in 1998, which were partially offset by favorable effects of foreign exchange transactions and hedging activity.

Income Taxes
For the first quarter of 1998, the reported tax rate was 27.1%. Excluding the effect of other operating items, the overall effective tax rate was 37.5% for the first quarter of 1998. For the first quarter of 1997, the effective tax rate was 36.5%. The higher effective tax rate in 1998 was primarily due to reduced utilization of foreign tax credits.

Geographic Areas

United States
Revenues in the United States decreased from $269.5 in 1997 to $248.5, or by 8%, in 1998. This decrease was primarily attributable to lower unit sales in the general books and Condensed Books product lines within Books and Home Entertainment Products, which were partially offset by increased revenues in Special Interest Magazines. The decrease in general books was primarily a result of differences in the timing of scheduled promotional mailings and lower mail quantities in 1998; there was one fewer general book mailing in the first quarter of 1998 than in the prior year. In addition, the decrease was due to better customer response last year to a stronger general books title. The decline in Condensed Books was a result of timing of promotional mailings, as well as a reduction in paid shipments due to fewer customers carried into 1998 who were participating in the series. The increase in Special Interest Magazines was primarily a result of the acquisition of Walking magazine in the third quarter of 1997. Operating results decreased significantly in 1998, compared with 1997, due to the revenue decrease and spending on investment initiatives such as new product development, testing and list development projects.

Europe
Revenues in Europe decreased from $275.6 in 1997 to $217.7, or by 21%, in 1998. Excluding the adverse effect of changes in foreign currency exchange rates, revenues decreased 10%. The revenue decrease was primarily due to lower unit sales, and, to a lesser extent, lower-priced product offerings and sales of a lower-priced product mix of Books and Home Entertainment Products. Within this segment revenues declined in the series books, general books and Condensed Books product lines. Lower sales in major markets were a result of lower customer response to promotional mailings, reduced mail quantities and lower paid shipments due to fewer customers carried into 1998 for Condensed Books and series books product lines. These revenue declines were partially offset by product expansion in Eastern European markets. Operating profit decreased significantly in 1998, compared with 1997, as a result of lower revenues, higher proportionate overhead and promotional spending and increased spending on investment initiatives such as list development projects.

Pacific and Other Markets
Revenues in Pacific and Other Markets decreased from $98.9 in 1997 to $95.2, or by 4%, in 1998. Excluding the adverse effect of changes in foreign currency exchange rates, revenues decreased 2%. Lower Books and Home Entertainment Products revenues were partially offset by increased Reader's Digest magazine circulation revenues in new countries. Within Books and Home Entertainment Products, the decline in revenues was due to lower unit sales of Condensed Books, and, to a lesser extent, lower-priced product offerings and sales of a lower-priced product mix in the general books product line. Higher revenues in Latin America, reflecting product expansion primarily in Brazil, were more than offset by significant revenue declines in Australia and Canada, because of lower customer response to promotional mailings. Operating results declined significantly in 1998, compared with 1997, primarily because of lower revenues and higher proportionate promotional spending.

Corporate Expense
Corporate expense in the first quarter of 1998 was about even with the first quarter of 1997 at $10.9.

Business Segments

Reader's Digest Magazine
Revenues for Reader's Digest Magazine decreased from $174.9 in 1997 to $172.1, or by 2%, in 1998. Excluding the adverse effect of changes in foreign currency exchange rates, revenues increased 3%. The increase in revenues was attributable to higher circulation revenues, and, to a lesser extent, higher advertising revenues. Circulation declines in several European countries and lower paid copies in the United States were more than offset by increased circulation levels in Brazil, Eastern Europe and Thailand. In addition, higher circulation revenues in the United States were attributable to a more expensive mix of subscriptions. A lower number of advertising pages in Europe was more than offset by higher pages in the United States, as a result of the special anniversary edition of the magazine in 1998, and in Pacific and Other Markets. Rate per advertising page decreased due to a lower average price per page in the United States relating to the anniversary edition, which was offset by a higher negotiated rate per page on the regular U.S. editions. Circulation declines in certain European markets, including the company's major markets, and the decline of print advertising's share of the overall European advertising market negatively impacted advertising revenue. Operating profit for Reader's Digest Magazine decreased in the first quarter of 1998 compared with the same period a year ago. The decrease reflects higher promotional spending to acquire and renew subscribers who purchase the company's other products, and spending on investment initiatives such as list development projects.

Books and Home Entertainment Products
Revenues for Books and Home Entertainment Products decreased from $439.2 in 1997 to $352.0, or by 20%, in 1998. Excluding the adverse effect of changes in foreign currency exchange rates, revenues decreased 14%, principally attributable to the company's United States and European operations. The lower revenues were predominantly due to lower unit sales in the general books, Condensed Books and series books product lines. The decrease in general books sales was primarily a result of one fewer promotional mailing in the United States in the first quarter of 1998 than in the prior year and better customer response last year to a stronger general books title. The decline in Condensed Books and series books revenues was caused by a combination of lower customer response to promotional mailings in major markets, reduced mail quantities in many markets, and lower paid shipments due to fewer customers carried into 1998, as well as the timing of Condensed Books mailings in the United States. Reduced revenues in certain major markets caused by lower customer response to promotional mailings, were offset by expansion in Eastern Europe and Latin America. Operating profit for Books and Home Entertainment Products decreased significantly in 1998, compared with 1997. These
operating   results   were  affected  by  lower   revenues,   higher
proportionate promotional spending and increased spending on investment initiatives such as new product development, testing, and list development projects.

Special Interest Magazines
Revenues for Special Interest Magazines increased from $15.7 in 1997 to $21.3, or by 35%, in 1998. This increase was primarily attributable to the acquisition of Walking magazine in the third quarter of 1997. Excluding Walking, revenues increased 9%, principally due to a higher number of advertising pages sold in the first quarter of 1998. Operating results improved in 1998 compared with 1997 primarily as a result of the higher advertising revenues.

Forward-Looking Information

The first priority for the company is to stabilize the results of its existing product lines, which, in turn, would provide the resources to fund future growth. The company's strategy to stabilize its business includes the restoration of disciplined techniques of testing promotions and products and the return to the use of more effective sweepstakes promotions, as well as continued investment in new product development and list development initiatives. The company's growth strategy includes expanding offerings  of  new  products through new markets and  new  marketing channels. Due to the long lead time nature of the company's business, the effects of this strategy are expected to impact results starting in fiscal 1999.

The company continues to evaluate its long-term strategy and expects to make significant investments in its existing core product lines. The company is formulating a new investment strategy on an annual basis to supersede the $400.0 program previously announced. The company is also evaluating its alliances for strategic fit and return on investment and expects to renegotiate or terminate certain alliances.

The statements contained in this report, if not historical, are forward-looking statements, which involve risks and uncertainties that could cause actual results to differ materially from the financial results described in the forward-looking statements. These risks and uncertainties include the effect of increased market testing of the company's promotions and products, the effect of modified and varied promotions, the ability to identify customer trends, the ability to continue to create a broadly appealing mix of new products, the ability to attract and retain new and younger magazine subscribers and product customers, the effect of selective adjustments in pricing, the ability to expand and more effectively utilize the company's customer database, the effect of privacy and other governmental regulation, the ability to expand into new international markets and to introduce new product lines into new and existing markets, the ability to expand into new channels of distribution, the ability of the company to respond to competitive pressures within and outside of the direct mail industry, the ability to negotiate and implement productive strategic alliances and joint ventures, the ability to contain and reduce costs, especially through global efficiencies, the cost and effectiveness of the realignment of business processes and operations, the evolution of the company's organizational and structural capabilities, the accuracy of management's assessment of the current status of the company's business, the effect of worldwide paper and postage costs, and general economic conditions.

Liquidity and Capital Resources

Cash and cash equivalents, short-term investments and marketable securities decreased $24.8 to $77.6 at September 30, 1997 compared with June 30, 1997. The decrease was primarily due to dividend payments of $24.2 and cash used by operations of $88.5, which were partially offset by proceeds from the sale of other long-term investments of $46.1 and net proceeds from short-term borrowings of $43.2.

In the first quarter of 1998, the company paid a $0.225 per share dividend on its common stock, representing a 50% decrease compared with $0.45 per share a year ago. At the current rate, the annualized dividend is $0.90 per share in 1998 compared with $1.80 in 1997.

The company did not repurchase any shares of Class A nonvoting common stock in the first quarter of 1998.

In September 1997, the company entered into an agreement with Morgan Guaranty Trust Company of New York for an uncommitted line of credit of $50.0 (the Morgan line of credit) to be used for general corporate purposes. The loans under the Morgan line of credit are payable on demand and bear interest at a floating rate based on the cost of funds of the bank plus a margin. There were no borrowings outstanding under the Morgan line of credit.

The company is a party to an agreement with The Chase Manhattan Bank for a line of credit of $75.0 (the Chase line of credit) for a term of one year to be used for general corporate purposes. The loans under the Chase line of credit are payable on demand and bear interest at a floating rate based on the cost of funds of the bank plus a margin. At September 30, 1997, loans in the amount of $32.7 were outstanding under the Chase line of credit at a weighted average interest rate of 5.8%. In addition, various international subsidiaries of the company have lines of credit. At September 30, 1997, loans in the amount of $40.6 were outstanding under international lines of credit.

The company is also a party to a Competitive Advance and Revolving Credit Facility Agreement dated as of November 12, 1996, with a syndicate of domestic and foreign banks (the credit agreement). The credit agreement, which has a term of five years, permits competitive advance and revolving credit borrowings of up to $400.0 by the company and its designated subsidiaries. Interest rates can be based on: the prime rate, the federal funds rate, the London Interbank Offered Rate (LIBOR), and money market rates. The proceeds of the borrowings are to be used for general corporate purposes, including acquisitions, share repurchases and commercial paper backup. The credit agreement contains certain restrictions on incurrence of debt, liens and guarantees of indebtedness. The company must also comply with certain financial covenants, including a calculation of consolidated tangible net worth, which calculation was recently modified. There were no borrowings outstanding under the credit agreement.

The company believes that its liquidity, capital resources, cash flow and borrowing capacity are sufficient to fund normal capital expenditures, working capital requirements, the payment of dividends, the company's share repurchase program, and present plans to expand existing product lines in existing markets, to identify and develop new products and markets, and to enter into strategic alliances and make small acquisitions.
                      PART II.  OTHER INFORMATION


Item 6.   EXHIBITS AND REPORTS ON FORM 8-K.

(a)  Exhibits


     10.28 Agreement dated as of August 11, 1997 between the registrant and George V. Grune.*

     10.29     First Amendment dated as of September 17, 1997 to the
     $400,000,000 Competitive Advance   and Revolving Credit Facility
     Agreement dated as of November 12, 1996 among the registrant, the Borrowing Subsidiaries, The Chase Manhattan Bank and J.P. Morgan Securities Inc.

     10.30 The Reader's Digest Assocation, Inc. 1994 Key Employee Long Term Incentive Plan, as amended and restated effective as of October 10, 1997.*


          27     Financial Data Schedule.

(b)  Reports on Form 8-K

     The company filed a report on Form 8-K on July 11, 1997 which included a copy of a press release announcing a reduction in the company's quarterly dividend, expected earnings for fiscal 1997 and senior management organization changes.

     The company filed a report on Form 8-K on August 11, 1997 which included a copy of a press release announcing a senior management change.

     The company filed a report on Form 8-K on September 8, 1997 which included a copy of a press release announcing senior management changes.

     The company filed a report on Form 8-K on October 6, 1997 which included a copy of a press release announcing expected earnings.


     _____________
           *  Denotes a management contract or compensatory plan.


                              SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                The Reader's Digest Association, Inc.
                                        (Registrant)

Date:  November 13, 1997        By:     George S. Scimone
                                        George S. Scimone
                                        Vice President and
                                        Chief Financial Officer
                                        (and authorized signatory)


                             EXHIBIT INDEX


Exhibit                                                         Page


10.28 Agreement dated as of August 11, 1997 between the registrant and George V. Grune.*

10.29 First Amendment dated as of September 17, 1997 to the $400,000,000 Competitive Advance and Revolving Credit Facility Agreement dated as of November 12, 1996 among the registrant, the Borrowing Subsidiaries, The Chase Manhattan Bank and J.P. Morgan Securities Inc.

10.30   The Reader's Digest Assocation, Inc. 1994 Key
        Employee Long Term Incentive Plan, as amended and restated effective as of October 10, 1997.*

27      Financial Data Schedule

*  Denotes a management contract or compensatory plan.