Form 10-Q
period 1997-12-31
READERS DIGEST ASSOCIATION INC
filed 1998-01-30
CIK 858558

FORM 10-Q

                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549

        [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                OF THE SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended December 31, 1997

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


As of December 31, 1997, the following shares of the registrant's common stock were outstanding:

Class A Nonvoting Common Stock, $0.01 par value:  84,733,370 shares
Class B Voting Common Stock, $0.01 par value:     21,716,057 shares


                                                 Page 1 of 16 pages.

        THE READER'S DIGEST ASSOCIATION, INC. AND SUBSIDIARIES

                          Index to Form 10-Q

                           December 31, 1997


Part I - Financial Information                           Page No.

The Reader's Digest Association, Inc. and Subsidiaries
Financial Statements (unaudited):

 Consolidated Condensed Statements of Income
 for the three and six-month periods ended December 31,
 1997 and 1996                                                  3

 Consolidated Condensed Balance Sheets
  as of December 31, 1997 and June 30, 1997                     4

 Consolidated Condensed Statements of Cash Flows
  for the six-month periods ended December 31, 1997 and 1996    5

 Notes to Consolidated Condensed Financial Statements           6

Management's Discussion and Analysis
 of Financial Condition and Results of Operations               8


Part II - Other Information                                    14

        THE READER'S DIGEST ASSOCIATION, INC. AND SUBSIDIARIES
              CONSOLIDATED CONDENSED STATEMENTS OF INCOME
     Three and six-month periods ended December 31, 1997 and 1996
                 (In millions, except per share data)
                              (unaudited)

                           Three-month period ended  Six-month period ended
                                 December 31,               December 31,
                             1997           1996       1996         1997
Revenues               $    812.5     $    874.6  $  1,373.9  $  1,518.6

Product,
distribution and            297.8          297.4       501.3       519.1
 editorial expense
Promotion, marketing
and                         428.3          444.6       799.7       820.3
 administrative
expense
Other operating              ---            ---         70.0         ---
items

Operating profit             86.4          132.6         2.9       179.2

Other income                  0.4                        6.6         7.7
(expense), net                       (0.3)

Income before
provision                    86.8          132.3         9.5       186.9
 for income taxes

Provision for income
 taxes                       32.5           48.2        11.6        68.2

Net income (loss)      $     54.3     $     84.1  $    (2.1)  $    118.7

Earnings (loss) per    $    0.51      $    0.78   $   (0.03)  $     1.10
share


Average common
shares                      106.3          106.6       106.3       107.0
 outstanding

Dividends per common   $   0.225      $    0.45   $    0.45   $     0.90
share



See accompanying notes to consolidated condensed financial statements.




        THE READER'S DIGEST ASSOCIATION, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED BALANCE SHEETS
               As of December 31, 1997 and June 30, 1997
                             (In millions)
                              (unaudited)

                                             December 31,   June 30,
                                                 1997         1997
Assets
Cash and cash equivalents                     $    62.5    $    69.1
Receivables, net                                  610.6        426.3
Inventories                                       180.0        167.8
Prepaid expenses and other current assets         267.1        262.6

Total current assets                            1,120.2        925.8

Property, plant and equipment, net                298.9        314.8
Other noncurrent assets                           332.3        403.2

Total assets                                  $ 1,751.4    $ 1,643.8

Liabilities and stockholders' equity
Accounts payable                              $   190.9    $   211.8
Accrued expenses                                  436.1        373.6
Short-term borrowings                              88.1         30.3
Income taxes payable                               30.5         22.1
Unearned revenue                                  407.5        356.5
Other current liabilities                          18.1         18.8

Total current liabilities                       1,171.2      1,013.1

Other noncurrent liabilities                      295.5        284.7

Total liabilities                               1,466.7      1,297.8

Capital stock                                      29.4         29.0
Paid-in capital                                   141.5        141.8
Retained earnings                                 873.6        924.2
Foreign currency translation adjustment           (47.1)       (33.4)
Net unrealized losses on certain                   (0.1)        (0.3)
investments
Treasury stock, at cost                          (712.6)      (715.3)

Total stockholders' equity                        284.7        346.0

Total liabilities and stockholders' equity    $ 1,751.4    $ 1,643.8



See accompanying notes to consolidated condensed financial statements.



        THE READER'S DIGEST ASSOCIATION, INC. AND SUBSIDIARIES
            CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
          Six-month periods ended December 31, 1997 and 1996
                             (In millions)
                              (unaudited)


                                                  Six-month period ended
                                                        December 31,
                                                   1997               1996
Cash flows from operating activities
Net (loss) income                           $     (2.1)         $    118.7
Depreciation and amortization                     23.1                23.1
Other, net                                       (82.7)             (171.6)

Net change in cash due to operating              (61.7)              (29.8)
activities

Cash flows from investing activities
Proceeds from maturities and sales of
 short-term investments and marketable            10.1                48.8
securities
Purchases of short-term investments and           (1.0)              (21.2)
marketable securities
Proceeds from other long-term investments,        46.6                 1.0
net
Other, net                                       (11.6)              (16.4)

Net change in cash due to investing               44.1                12.2
activities

Cash flows from financing activities
Short-term borrowings, net                        57.9                26.7
Dividends paid                                   (48.5)              (97.2)
Common stock repurchased                           ---               (61.5)
Other, net                                         2.7                 6.7

Net change in cash due to financing               12.1              (125.3)
activities

Effect of exchange rate changes on cash           (1.1)               (1.7)

Net change in cash and cash equivalents           (6.6)             (144.6)

Cash and cash equivalents at beginning of         69.1               258.1
period

Cash and cash equivalents at end of period  $     62.5          $    113.5


See accompanying notes to consolidated condensed financial statements.




        THE READER'S DIGEST ASSOCIATION, INC. AND SUBSIDIARIES
         NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                             (In millions)
                              (unaudited)

(1)  Basis of Presentation

The company reports on a fiscal year beginning July 1. The three-month periods ended December 31, 1997 and 1996 are the second fiscal quarters of fiscal year 1998 and fiscal year 1997, respectively.

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

(2)  Earnings (Loss) Per Share

Earnings (loss) per share is computed by dividing net income (loss), less preferred stock dividend requirements of $0.3 in each of the three-month periods ended December 31, 1997 and 1996, and $0.7 in each of the six-month periods ended December 31, 1997 and 1996 by the weighted average number of common shares outstanding during the period.

(3)  Inventories
                                            December 31,   June 30,
                                                1997         1997

Raw materials                               $   17.8      $   17.4
Work-in-progress                                21.1          26.5
Finished goods                                 141.1         123.9

                                            $  180.0      $  167.8

(4)     Revenues by Business Segments and Geographic Areas

                            Three-month period           Six-month period
                                     ended                    ended
                                  December 31,             December 31,
                              1997          1996          1997       1996
BUSINESS SEGMENTS
Reader's Digest Magazine   $  187.1        $ 187.6     $  359.2    $  362.5
Books and Home                476.5          549.0        828.5       988.2
Entertainment Products
Special Interest Magazines     25.0           22.0         46.3        37.7
Other Businesses              123.9          116.0        139.9       130.2

Total revenues             $  812.5       $  874.6     $1,373.9    $1,518.6

GEOGRAPHIC AREAS
United States              $  387.2       $  396.3     $  635.7    $  665.8
Europe                        306.8          354.0        524.5       629.6
Pacific and Other Markets     118.5          124.3        213.7       223.2

Total revenues             $  812.5       $  874.6     $1,373.9    $1,518.6




(5) Other Operating Items

In the first quarter of 1998, the company recorded charges of $70.0 (the 1998 charges) ($51.8 after tax, or $0.49 per share) composed primarily of severance costs associated with workforce reductions in Europe, the United States and at the corporate level; and other costs associated with the discontinuation of certain businesses and the realignment of business processes and operations. Businesses that were discontinued include a children's book club in the United States, and the company's investment in LookSmart, a World Wide Web navigation service. The realignment of business processes and operations also relates to certain vendor contracts in the United States and Europe. The components of these charges are reported in the table below.

As described in Note 2 to the company's consolidated financial statements included in its 1997 Annual Report to Stockholders, the company recorded charges of $35.0 in the fourth quarter of 1997, and charges of $204.0 in the third quarter of 1996, relating primarily to the realignment of the organization and operations and to the streamlining of the company's organizational structure and the strategic repositioning of certain businesses, respectively. The components of these charges, as well as reserve balances remaining at December 31, 1997, were:

                                 Balance at       1998     Current   Balance
                               June 30, 1997     Charges   Activity  Remaining
Employee retirement & severance  $   56.7      $   39.5    $  17.1   $  79.1
benefits
Other items                          23.6          23.1        8.6      38.1
Business repositioning                0.7           7.4        2.1       6.0

Total                            $   81.0      $   70.0    $  27.8   $ 123.2


(6) Debt

In September 1997, the company entered into an agreement with Morgan Guaranty Trust Company of New York for an uncommitted line of credit of $50.0 (the Morgan line of credit) to be used for general corporate purposes. The loans under the Morgan line of credit are payable on demand and bear interest at a floating rate based on the cost of funds of the bank plus a margin. At December 31, 1997, no borrowings were outstanding under the Morgan line of credit.

As described in Note 13 to the company's consolidated financial statements included in its 1997 Annual Report to Stockholders, the company is a party to an agreement with The Chase Manhattan Bank for a line of credit of $75.0 (the Chase line of credit) and a Competitive Advance and Revolving Credit Facility Agreement (the credit agreement) of up to $400.0. Under the credit agreement, the company must comply with certain financial covenants, including a calculation of consolidated tangible net worth, which calculation was modified in the first quarter of 1998. At December 31, 1997, no borrowings were outstanding under the Chase line of credit and borrowings in the amount of $50.0 were outstanding under the credit agreement at a weighted average interest rate of 6.0%. In addition, various international subsidiaries of the company have available lines of credit totaling $88.7. At December 31, 1997, loans in the amount of $35.3 were outstanding under international lines of credit at a weighted average interest rate of 6.1%.

(7)   Stock Option and Stock Appreciation Rights Repricing

On October 9, 1997, options and stock appreciation rights related to
2.1 million shares of Class A common stock were granted to eligible employees pursuant to the 1989 and 1994 Key Employee Long Term Incentive Plans (October grant). The October grant was never distributed to over 800 employees. The exercise price of the October grant was $27.03 per share, the fair market value of the company's common stock at October 9, 1997. These options provided for vesting ratably over four years and could be exercised over a period of ten years from the date of grant. On November 18, 1997, the October grant was canceled and options and stock appreciation rights related to 2.1 million shares of Class A common stock were reissued to eligible employees at a price of $21.47 per share, the fair market value of the company's stock at November 18, 1997 (November grant). This reissuance was in connection with a significant revision of the company's executive compensation structure, involving the elimination of long-term cash performance awards, the reduction of annual cash bonuses and the greater reliance on equity incentive awards. The other terms of the November grant were not changed from the terms of the October grant.

        The Reader's Digest Association, Inc. and Subsidiaries
                 Management's Discussion and Analysis
           of Financial Condition and Results of Operations
             (Dollars in millions, except per share data)

Results of Operations

Three-Month Period Ended December 31, 1997 Compared With Three-Month Period Ended December 31, 1996

Worldwide revenues for the second quarter of 1998 decreased to $812.5, or by 7%, compared with $874.6 in the second quarter of 1997. Excluding the adverse effect of changes in foreign currency exchange rates, revenues decreased 3%. Revenues declined primarily in the company's European and, to a lesser extent, United States operations. The decrease in revenues was due almost equally to sales of a lower-priced product mix and lower unit sales in most product lines within Books and Home Entertainment Products as a result of a combination of lower mail quantities and lower customer response to promotional mailings in major markets. The company reported worldwide operating profit of $86.4 in the second quarter of 1998, compared with $132.6 in the second quarter of 1997. These operating results reflect lower revenues in major markets, significant declines in revenues and operating profit in Germany, higher proportionate promotional spending, and increased investment in product development, testing, and list development initiatives.

The company reported net income of $54.3, or $0.51 per share, in the second quarter of 1998, compared with $84.1, or $0.78 per share, in the second quarter of 1997.

Other Income (Expense), Net
Other income (expense), net increased in the second quarter of 1998 to $0.4, compared with $(0.3) in the prior year. This increase was primarily because of favorable effects of foreign exchange transactions and hedging activity, and lower losses on certain investments, which were partially offset by higher interest expense in 1998.

Income Taxes
The overall effective tax rate was 37.5% for the second quarter of 1998, compared with 36.5% for the second quarter of 1997. The higher effective tax rate in 1998 was primarily due to reduced utilization of foreign tax credits.

Geographic Areas

United States
Revenues in the United States decreased from $396.3 in 1997 to $387.2, or by 2%, in 1998. This decrease was primarily attributable to lower unit sales as a result of lower customer response to promotional mailings, reduced mail quantities and, to a lesser extent, lower-priced product offerings and sales of a lower-priced product mix across all product lines within Books and Home Entertainment Products, particularly with respect to series books and video products. These declines were partially offset by increased revenues at QSP as well as in Reader's Digest Magazine and Special Interest Magazines. The decrease in series books was primarily a result of one fewer series mailing in 1998, and the discontinuance of another book series. Revenues for video products declined due to lower customer response to promotional mailings and the effect of lower-priced video products. The increase in Reader's Digest Magazine was primarily attributable to higher circulation revenues and the increase in Special Interest Magazines was primarily a result of the acquisition of Walking magazine in the third quarter of 1997. Operating profit decreased in 1998, compared with 1997, due to the revenue decrease, spending on investment initiatives such as new product development, testing and list development projects and higher promotional spending.

Europe

Revenues in Europe decreased from $354.0 in 1997 to $306.8, or by 13%, in 1998. Excluding the adverse effect of changes in foreign currency exchange rates, revenues decreased 5%. The revenue decrease was primarily due to lower-priced product offerings and sales of a lower-priced product mix, and, to a lesser extent, lower unit sales of Books and Home Entertainment Products. Within this segment revenues declined in all product lines except for general books. Product expansion in Eastern European markets, particularly in general books, music and video product lines, was offset by continued lower sales in major markets, particularly in Germany, where sales and operating profit have declined disproportionately to other markets. Lower sales were as a result of lower paid shipments due to fewer customers carried into 1998 for series product lines, lower mail quantities and lower customer response to promotional mailings. Operating profit decreased significantly in 1998, compared with 1997, as a result of lower revenues, higher proportionate promotional spending and higher proportionate product carrying costs.

Pacific and Other Markets
Revenues in Pacific and Other Markets decreased from $124.3 in 1997 to $118.5, or by 5%, in 1998. Excluding the adverse effect of changes in foreign currency exchange rates, revenues increased 2%. Revenues increased in both Reader's Digest Magazine and Books and Home Entertainment Products. Within Books and Home Entertainment Products, the increase in revenues was due to higher general books and music products sales, which were partially offset by declines in the video product line. Higher revenues in Latin America, reflecting product expansion primarily in Brazil, were partially offset by revenue declines in Canada, due in part to the effects of a postal strike in November 1997, and, to a lesser extent, in Australia and South Africa because of reduced mail quantities and lower customer response to promotional mailings. Operating results declined significantly in 1998, compared with 1997, primarily because of lower revenues and higher promotional spending.

Corporate Expense
Corporate Expense in the second quarter of 1998 declined to $5.5, compared with $13.7 in 1997, primarily as a result of savings in employee benefit costs and the benefit of cost-containment initiatives.

Business Segments

Reader's Digest Magazine
Revenues for Reader's Digest Magazine remained almost even with the prior year at $187.1. Excluding the adverse effect of changes in foreign currency exchange rates, revenues increased 4%. The increase in revenues was principally attributable to increased circulation revenues. Increased circulation levels in Eastern Europe, Brazil and Thailand were partially offset by circulation declines in several major markets. Higher circulation revenues in the United States were attributable to a higher-priced mix of subscriptions and higher levels of renewals in 1998. Globally, a lower number of advertising pages sold in 1998 was offset by a higher average rate per page. A higher number of advertising pages in Europe and in Pacific and Other Markets was more than offset by lower pages in the United States. Rate per advertising page increased primarily due to a higher negotiated rate per page in the United States. Operating profit for Reader's Digest Magazine improved in the second quarter of 1998 compared with the same period a year ago. The increase reflects the benefit of cost-containment initiatives and lower paper costs in the United States, offset by higher promotional spending to acquire and renew subscribers who purchase the company's other products. Consistent with industry practice, the company periodically evaluates the financial implications of the circulation rate base of Reader's Digest Magazine. In order to increase the efficiency of its promotional spending, the company is presently reviewing possible rate base reductions in selected major markets.

Books and Home Entertainment Products
Revenues for Books and Home Entertainment Products decreased from $549.0 in 1997 to $476.5, or by 13%, in 1998. Excluding the adverse effect of changes in foreign currency exchange rates, revenues decreased 8%, principally attributable to the company's United States and European operations. The decrease in revenues was almost equally due to lower unit sales and sales of a lower-priced product mix across most product lines. Lower revenues in series books and video products were partially offset by an increase in general books sales. The decline in series books was a result of lower shipments in Europe due to fewer series customers carried into 1998. In the United States, series revenues declined due to one fewer series mailing as well as the discontinuance of another book series in 1998. Video sales declined due to lower customer response to promotional mailings in the United States and certain other major markets, as well as the effect of lower-priced video products in the United States. Reduced revenues in certain major markets caused by lower customer response to promotional mailings and the effect of reduced mail quantities, were offset by expansion in Eastern Europe and Latin America. Operating profit for Books and Home Entertainment Products decreased significantly in 1998, compared with 1997. These operating results were affected by lower revenues, higher proportionate promotional spending and increased spending on investment initiatives such as new product development, testing and list development projects.

Special Interest Magazines
Revenues for Special Interest Magazines increased from $22.0 in 1997 to $25.0, or by 14%, in 1998. This increase was primarily attributable to the acquisition of Walking magazine in the third quarter of 1997. Excluding Walking, revenues increased 5%, principally due to a higher number of advertising pages sold in the second quarter of 1998. Operating results declined in 1998 compared with 1997 primarily due to increased promotional spending associated with Walking.

Six-Month Period Ended December 31, 1997 Compared With Six-Month
Period Ended December 31, 1996

Other Operating Items
In the first quarter of 1998, the company recorded charges of $70.0 ($51.8 after tax, or $0.49 per share) composed primarily of severance costs of $39.5 associated with workforce reductions in Europe, the United States, and at the corporate level; and other costs associated with the discontinuation of certain businesses and the realignment of business processes and operations. Businesses that were discontinued include a children's book club in the United States, and the company's investment in LookSmart, a World Wide Web navigation service. The realignment of business processes and operations also relates to certain vendor contracts in the United States and Europe.

Management's discussion and analysis, as it pertains to geographic and business segment information, has been written excluding the effect of these charges.

Revenues/Operating Profit
Worldwide revenues for the six-month period ended December 31, 1997 decreased to $1,373.9, or by 10%, compared with $1,518.6 in the six-month period ended December 31, 1996. Excluding the adverse effect of changes in foreign currency exchange rates, revenues decreased 5%. This decrease was due almost equally to lower unit sales and lower-priced product offerings and sales of a lower-priced product mix. Revenues declined primarily in the company's European and United States operations. Within Books and Home Entertainment Products, the decrease in revenues was predominantly due to lower unit sales in certain product lines as a result of a combination of lower mail quantities and lower customer response to promotional mailings in major markets. The company reported worldwide operating profit of $2.9 in the six-month period ended December 31, 1997, compared with $179.2 in the six-month period ended December 31, 1996. Excluding the effect of other operating items, operating profit was $72.9 in the six-month period ended December 31, 1997. These operating results reflect lower revenues in major markets, significant declines in revenues and operating profit in Germany, higher proportionate promotional spending, and increased investment in product development, testing and list development initiatives.

The company reported a net loss of $2.1, or $0.03 per share, in the six-month period ended December 31, 1997, compared with net income of $118.7, or $1.10 per share, in the six-month period ended December 31, 1996. Excluding the effect of other operating items, earnings per share was $0.46 per share in the six-month period ended December 31, 1997.

Other Income, (Expense) Net
Other income, (expense) net decreased in the six-month period ended December 31, 1997 to $6.6, compared with $7.7 in the prior year. This decrease was primarily because of higher interest expense, lower interest income and lower gains on sales of certain investments in 1998, which were partially offset by favorable effects of foreign exchange transactions and hedging activity.

Income Taxes
For the six-month period ended December 31, 1997, the reported tax rate was 122%. Excluding the effect of other operating items, the overall effective tax rate was 37.5% for the six-month period ended December 31, 1997. For the six-month period ended December 31, 1996, the effective tax rate was 36.5%. The higher effective tax rate in 1998 was primarily due to reduced utilization of foreign tax credits.
Geographic Areas

United States
Revenues in the United States decreased from $665.8 in 1997 to $635.7, or by 5%, in 1998. This decrease was primarily attributable to lower unit sales in the general books and Condensed Books product lines within Books and Home Entertainment Products, which were partially offset by increased revenues in Special Interest Magazines. The decrease in general books was primarily a result of lower customer response to promotional mailings in 1998. The decline in Condensed Books was a result of timing of promotional mailings, as well as a reduction in paid shipments due to fewer customers carried into 1998 who were participating in the series. The increase in Special Interest Magazines was primarily a result of the acquisition of Walking magazine in the third quarter of 1997. Operating profit decreased significantly in 1998, compared with 1997, due to the revenue decrease, higher promotional spending and spending on investment initiatives such as new product development, testing and list development projects.

Europe
Revenues in Europe decreased from $629.6 in 1997 to $524.5, or by 17%, in 1998. Excluding the adverse effect of changes in foreign currency exchange rates, revenues decreased 7%. The revenue decrease was primarily due to lower-priced product offerings and sales of a lower-priced product mix, and, to a lesser extent, lower unit sales of Books and Home Entertainment Products. Within this segment revenues declined principally in the series books and Condensed Books product lines. Product expansion in Eastern European markets, particularly in general books, music and video product lines, was offset by continued lower sales in major markets, particularly in Germany, where sales and operating profit have declined disproportionately to other markets. Lower sales were as a result of lower paid shipments due to fewer customers carried into 1998 for series books and Condensed Books product lines, lower mail quantities and lower customer response to promotional mailings. Operating profit decreased significantly in 1998, compared with 1997, as a result of lower revenues, higher proportionate promotional spending and higher proportionate product carrying costs.

Pacific and Other Markets
Revenues in Pacific and Other Markets decreased from $223.2 in 1997 to $213.7, or by 4%, in 1998. Excluding the adverse effect of changes in foreign currency exchange rates, revenues increased 1%. Lower Books and Home Entertainment Products revenues were more than offset by increased Reader's Digest magazine circulation revenues. Within Books and Home Entertainment Products, the decline in revenues was due to lower unit sales of Condensed Books, and, to a lesser extent, lower-priced product offerings and sales of a lower-priced product mix in the general books product line. Higher revenues in Latin America, reflecting product expansion primarily in Brazil, were more than offset by significant revenue declines in
Canada and Australia because of lower customer response to promotional mailings, and, to a lesser extent due to the effects of a postal strike in Canada in November 1997. Operating results declined significantly in 1998, compared with 1997, primarily because of lower revenues and higher promotional and overhead spending.

Corporate Expense
Corporate Expense in the six-month period ended December 31, 1997 declined to $16.4, compared with $24.4 a year ago, primarily as a result of savings in employee benefit costs and the benefit of cost-containment initiatives.

Business Segments

Reader's Digest Magazine
Revenues for Reader's Digest Magazine decreased from $362.5 in 1997 to $359.2, or by 1%, in 1998. Excluding the adverse effect of changes in foreign currency exchange rates, revenues increased 4%. The increase in revenues was attributable to higher circulation revenues, and, to a lesser extent, higher advertising revenues. Increased circulation levels in Brazil, Eastern Europe and Thailand were partially offset by circulation declines in several major markets. In addition, higher circulation revenues in the United States were attributable to a higher-priced mix of subscriptions. A higher number of advertising pages sold in the Pacific and Other Markets was partially offset by a lower number of pages sold in the United States. Rate per advertising page increased due to a higher negotiated rate in the United States. Operating profit for Reader's Digest Magazine decreased in the six-month period ended December 31, 1997 compared with the same period a year ago. The decrease reflects higher promotional spending to acquire and renew subscribers who purchase the company's other products and spending on investment initiatives such as list development projects.
Consistent with industry practice, the company periodically evaluates the financial implications of the circulation rate base of Reader's Digest Magazine. In order to increase the efficiency of its promotional spending, the company is presently reviewing possible rate base reductions in selected major markets.

Books and Home Entertainment Products
Revenues for Books and Home Entertainment Products decreased from $988.2 in 1997 to $828.5, or by 16%, in 1998. Excluding the adverse effect of changes in foreign currency exchange rates, revenues decreased 11%, principally attributable to the company's United States and European operations. The lower revenues were predominantly due to lower unit sales in the Condensed Books, series books and general books product lines. The decline in Condensed Books and series books revenues was caused by a combination of lower customer response to promotional mailings in major markets, reduced mail quantities in many markets and lower paid shipments due to fewer customers carried into 1998. In addition, the timing of Condensed Books mailings and the number of series mailings in the United States also contributed to lower revenues. The decrease in general books sales was primarily a result of lower customer response to promotional mailings in the United States and certain other major markets, which was partially offset by growth in Eastern Europe and Latin America. Operating profit for Books and Home Entertainment Products decreased significantly in 1998, compared with 1997. These operating results were affected by lower revenues, higher proportionate promotional spending and increased spending on investment initiatives such as new product development, testing, and list development projects.

Special Interest Magazines
Revenues for Special Interest Magazines increased from $37.7 in 1997 to $46.3, or by 23%, in 1998. This increase was primarily attributable to the acquisition of Walking magazine in the third quarter of 1997. Excluding Walking, revenues increased 6%, principally due to a higher number of advertising pages sold in the six-month period ended December 31, 1997. Operating results improved in 1998 compared with 1997 primarily as a result of the higher advertising revenues, which were partially offset by increased promotional spending associated with Walking.

Forward-Looking Information

The company continues to believe that 1998 is a year of stabilizing and rebuilding its core business.

Impact of the Year 2000 Issue
The year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year, with the result that date-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000, potentially causing a system failure or miscalculations that could disrupt operations.

The company has completed an assessment of the year 2000 issue with respect to its computer systems and is currently executing a plan to convert all affected systems. The company believes that its plan will be completed in a timely manner and that the total cost of its plan will not have a material effect on the results of operations of the company. The company is in the process of formal communications with its significant suppliers to determine the extent to which it may be affected by those third parties' plans to remediate their own year 2000 issue in a timely manner.

                                 *****

The statements contained in this report, if not historical, are forward-looking statements, which involve risks and uncertainties that could cause actual results to differ materially from the financial results described in the forward-looking statements. These risks and uncertainties include the effect of increased market testing of the company's promotions and products, the effect of modified and varied promotions, the ability to identify customer trends, the ability to continue to create a broadly appealing mix of new products, the ability to attract and retain new and younger magazine subscribers and product customers in view of the maturing of an important portion of the U.S. customer base, the effect of selective adjustments in pricing, the ability to expand and more effectively utilize the company's customer database, the ability to expand into new international markets and to introduce new product lines into new and existing markets, the ability to expand into new channels of distribution, the ability to negotiate and implement productive strategic alliances and joint ventures, the ability to contain and reduce costs, especially through global efficiencies, the cost and effectiveness of the realignment of business processes and operations, the accuracy of management's assessment of the current status of the company's business, the evolution of the company's organizational and structural capabilities, including the effect of the transition to a future chief executive officer, the effect of privacy and other governmental regulation, the ability of the company to respond to competitive pressures within and outside of the direct mail industry, the effect of worldwide paper and postage costs, the effect of postal disruptions on deliveries, the effect of foreign currency fluctuations, the effect of the year 2000 issue, and general economic conditions.

Liquidity and Capital Resources

Cash and cash equivalents, short-term investments and marketable securities decreased from $102.4 at June 30, 1997, to $86.6 at December 31, 1997. The decrease was primarily due to cash used by operations of $61.7 and dividend payments of $48.5 which were partially offset by net proceeds from short-term borrowings of $57.9 and proceeds from the sale of other long-term investments of $46.6.

In the second quarter of 1998, the company paid a $0.225 per share dividend on its common stock, representing a 50% decrease compared with $0.45 per share a year ago. At the current rate, the annualized dividend is $0.90 per share in 1998 compared with $1.80 in 1997.

The company did not repurchase any shares of Class A nonvoting common stock in the second quarter of 1998.

In September 1997, the company entered into an agreement with Morgan Guaranty Trust Company of New York for an uncommitted line of credit of $50.0 (the Morgan line of credit) to be used for general corporate purposes. The loans under the Morgan line of credit are payable on demand and bear interest at a floating rate based on the cost of funds of the bank plus a margin. At December 31, 1997 there were no borrowings outstanding under the Morgan line of credit.

The company is party to an agreement with The Chase Manhattan Bank for a line of credit of $75.0 (the Chase line of credit) for a term of one year to be used for general corporate purposes. The loans under the Chase line of credit are payable on demand and bear interest at a floating rate based on the cost of funds of the bank plus a margin. At December 31, 1997 there were no borrowings outstanding under the Chase line of credit. In addition, various international subsidiaries of the company have available lines of credit totaling $88.7. At December 31, 1997, loans in the amount of $35.3 were outstanding under international lines of credit, at a weighted average interest rate of 6.1%.

The company is also party to a Competitive Advance and Revolving Credit Facility Agreement dated as of November 12, 1996, with a syndicate of domestic and foreign banks (the credit agreement). The credit agreement, which has a term of five years, permits competitive advance and revolving credit borrowings of up to $400.0 by the company and its designated subsidiaries. Interest rates can be based on: the prime rate, the federal funds rate, the London Interbank Offered Rate (LIBOR), and money market rates. The proceeds of the borrowings are to be used for general corporate purposes, including acquisitions, share repurchases and commercial paper backup. The credit agreement contains certain restrictions on incurrence of debt, liens and guarantees of indebtedness. The company must also comply with certain financial covenants, including a calculation of consolidated tangible net worth, which calculation was modified in the first quarter of 1998. At December 31, 1997, borrowings in the amount of $50.0 were outstanding under the credit agreement at a weighted average interest rate of 6.0%.

The company believes that its liquidity, capital resources, cash flow and borrowing capacity are sufficient to fund normal capital expenditures, working capital requirements, the payment of dividends, and present plans to expand existing product lines in existing markets, to identify and develop new products and markets, and to enter into strategic alliances.

                      PART II.  OTHER INFORMATION


Item 4. SUBMISSION OF MATTERS TO A VOTE  OF SECURITY HOLDERS.

At the 1997 Annual Meeting of Stockholders of the Company, held on December 12, 1997, the following matters were voted on by the stockholders:

Proposal 1: Election of Directors to hold office until the next Annual Meeting or until their successors are duly elected and qualified. Each nominee was elected by the votes cast as follows:

                                  For        Withheld
       George V. Grune         19,817,225    1,265,835
       Melvin R. Laird         19,808,466    1,274,594
       Lynne V. Cheney         19,809,340    1,273,720
       M. Christine DeVita     19,813,719    1,269,341
       James E. Preston        19,816,699    1,266,361
       Robert G. Schwartz      19,814,771    1,268,289
       C.J. Silas              19,812,399    1,270,661
       William J. White        19,817,299    1,265,761

Proposal 2: Approval of amendment of the 1994 key employee long term incentive plan to increase the number of shares available for awards. The amendment was approved by the votes cast as follows:

                                              Broker
           For        Against     Abstain    Non-Votes
        17,660,549   2,679,480    195,086     547,945

Item 6.   EXHIBITS AND REPORTS ON FORM 8-K.

(a)  Exhibits

           27   Financial Data Schedule.

(b)  Reports on Form 8-K

     The company filed a report on Form 8-K on October 6, 1997 which included a copy of a press release announcing expected earnings.

     The company filed a report on Form 8-K on November 24, 1997 which discussed the cancellation of a grant of stock options and stock appreciation rights, and the granting of stock options and stock appreciation rights in lieu of the canceled options and stock appreciation rights.


                              SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 The Reader's Digest Association, Inc.
                                              (Registrant)



Date:  January 30, 1998    By:  /s/George S. Scimone
                                   George S. Scimone
                                   Vice President and
                                   Chief Financial Officer
                                   (and authorized signatory)


                             EXHIBIT INDEX

Exhibit                                            Page
  27    Financial Data Schedule