Form 10-Q/A
period 1997-12-31
READERS DIGEST ASSOCIATION INC
filed 1998-02-04
CIK 858558

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
                              (unaudited)

                        Three-month period ended    Six-month period ended
                              December 31,              December 31,
                            1997            1996      1997         1996
Revenues               $    812.5     $    874.6  $  1,373.9  $  1,518.6

Product,
distribution and            297.8          297.4       501.3       519.1
 editorial expense
Promotion, marketing
and administrative          428.3          444.6       799.7       820.3
expense
Other operating              ---            ---         70.0         ---
items

Operating profit             86.4          132.6         2.9       179.2

Other income                  0.4           (0.3)        6.6         7.7
(expense), net

Income before
provision                    86.8          132.3         9.5       186.9
for income taxes

Provision for income
taxes                        32.5           48.2        11.6        68.2

Net income (loss)      $     54.3     $     84.1  $     (2.1) $    118.7

Earnings (loss) per    $     0.51     $     0.78   $   (0.03)  $    1.10
share


Average common
shares                      106.3          106.6       106.3       107.0
outstanding

Dividends per common   $    0.225     $     0.45   $    0.45   $     0.90
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

(4)     Revenues by Business Segments and Geographic Areas

                            Three-month period ended    Six-month period ended
                                  December 31,               December 31,
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

                                 Balance at      1998     Current   Balance
                               June 30, 1997   Charges   Activity  Remaining
Employee retirement & severance   $   56.7    $   39.5    $ 17.1    $  79.1
  benefits
Other items                           23.6        23.1       8.6       38.1
Business repositioning                 0.7         7.4       2.1        6.0

Total                             $   81.0    $   70.0    $ 27.8      123.2


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

                      PART II.  OTHER INFORMATION


Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

At the 1997 Annual Meeting of Stockholders of the Company, held on December 12, 1997, the following matters were voted on by the stockholders:

Proposal 1:Election of Directors to hold office until the next Annual Meeting or until their successors are duly elected and qualified. Each nominee was elected by the votes cast as follows:

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

Proposal 2:Approval of amendment of the 1994 key employee long term incentive plan to increase the number of shares available for awards. The amendment was approved by the votes cast as follows:

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