Form 10-Q
period 1998-03-31
READERS DIGEST ASSOCIATION INC
filed 1998-05-13
CIK 858558

FORM 10-Q

               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

     [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended March 31, 1998

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


As of April 30, 1998, the following shares of the registrant's common stock were outstanding:

Class  A  Nonvoting Common Stock, $0.01 par value:   84,973,454 shares
Class B Voting Common Stock, $0.01 par value:        21,716,057 shares


                                            Page 1 of 16 pages.

     THE READER'S DIGEST ASSOCIATION, INC. AND SUBSIDIARIES

                       Index to Form 10-Q

                         March 31, 1998


Part I - Financial Information                           Page No.

The Reader's Digest Association, Inc. and Subsidiaries
Financial Statements (unaudited):

Consolidated Condensed Statements of Income
for the three and nine-month periods ended March 31,
1998 and 1997                                                   3

Consolidated Condensed Balance Sheets
as of March 31, 1998 and June 30, 1997                         4

Consolidated Condensed Statements of Cash Flows
for the nine-month periods ended March 31, 1998 and 1997       5

Notes to Consolidated Condensed Financial Statements           6

Management's Discussion and Analysis
of Financial Condition and Results of Operations               8


Part II - Other Information                                    14

     THE READER'S DIGEST ASSOCIATION, INC. AND SUBSIDIARIES
           CONSOLIDATED CONDENSED STATEMENTS OF INCOME
   Three and nine-month periods ended March 31, 1998 and 1997
              (In millions, except per share data)
                           (unaudited)


                       Three-month period ended     Nine-month period ended
                              March 31,                     March 31,
                           1998         1997         1998           1997
Revenues               $ 635.5        $ 684.3      $ 2,009.4     $ 2,202.9
Product,
distribution and         232.3          237.5          733.6         756.6
 editorial expense
Promotion, marketing
and administrative       381.5          395.3        1,181.2       1,215.6
 expense
Other operating items      ---            ---           70.0           ---

Operating profit          21.7           51.5           24.6         230.7

Other income, net          1.6            7.7            8.2          15.4

Income before provision   23.3           59.2           32.8         246.1
 for income taxes

Provision for income
 taxes                     8.7           21.6           20.3          89.8

Net income                14.6           37.6           12.5         156.3

Earnings per share        0.13           0.35           0.11          1.45

Average common shares
 outstanding             106.5          106.2          106.4         106.8

Dividends per common     0.225           0.45          0.675          1.35
 share

See accompanying notes to consolidated condensed financial statements.



     THE READER'S DIGEST ASSOCIATION, INC. AND SUBSIDIARIES
              CONSOLIDATED CONDENSED BALANCE SHEETS
             As of March 31, 1998 and June 30, 1997
                          (In millions)
                           (unaudited)


                                               March 31,   June 30,
                                                  1998       1997
Assets
Cash and cash equivalents                      $  100.0   $    69.1
Receivables, net                                  489.4       426.3
Inventories                                       187.9       167.8
Prepaid expenses and other current assets         252.3       262.6

Total current assets                            1,029.6       925.8

Property, plant and equipment, net                286.0       314.8
Other noncurrent assets                           311.9       403.2

Total assets                                  $ 1,627.5   $ 1,643.8

Liabilities and stockholders' equity
Accounts payable                              $   184.6   $   211.8
Accrued expenses                                  417.1       373.6
Short-term borrowings                              16.8        30.3
Income taxes payable                               31.5        22.1
Unearned revenue                                  398.4       356.5
Other current liabilities                          19.0        18.8

Total current liabilities                       1,067.4     1,013.1

Other noncurrent liabilities                      285.8       284.7

Total liabilities                               1,353.2     1,297.8

Capital stock                                      29.5        29.0
Paid-in capital                                   141.5       141.8
Retained earnings                                 863.9       924.2
Foreign currency translation adjustment           (48.0)      (33.4)
Net unrealized losses on certain investments        ---        (0.3)
Treasury stock, at cost                          (712.6)     (715.3)
Total stockholders' equity                        274.3       346.0

Total liabilities and stockholders' equity    $ 1,627.5   $ 1,643.8

See accompanying notes to consolidated condensed financial statements.


     THE READER'S DIGEST ASSOCIATION, INC. AND SUBSIDIARIES
         CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
        Nine-month periods ended March 31, 1998 and 1997
                          (In millions)
                           (unaudited)



                                              Nine-month period ended
                                                     March 31,
                                                  1998      1997
Cash flows from operating activities
Net income                                       $  12.5    $ 156.3
Depreciation and amortization                       35.1       34.4
Other, net                                          12.4     (118.6)

Net change in cash due to operating activities      60.0       72.1

Cash flows from investing activities
Proceeds from maturities and sales of
 short-term investments and marketable              32.6      119.1
 securities
Purchases of short-term investments and             (1.2)     (31.3)
 marketable securities
Proceeds from other long-term investments, net      45.6        1.0
Other, net                                         (19.2)     (24.8)

Net change in cash due to investing activities      57.8       64.0

Cash flows from financing activities
Short-term borrowings, net                         (13.1)       6.7
Dividends paid                                     (72.8)    (145.3)
Common stock repurchased                             ---      (66.3)
Other, net                                           2.9        8.6

Net change in cash due to financing activities     (83.0)    (196.3)

Effect of exchange rate changes on cash             (3.9)      (5.9)

Net change in cash and cash equivalents             30.9      (66.1)

Cash and cash equivalents at beginning of period    69.1      258.1

Cash and cash equivalents at end of period         100.0      192.0


See accompanying notes to consolidated condensed financial statements.




     THE READER'S DIGEST ASSOCIATION, INC. AND SUBSIDIARIES
      NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                          (In millions)
                           (unaudited)

(1)  Basis of Presentation

The  company  reports on a fiscal year beginning July  1.   The
three-month periods ended March 31, 1998 and 1997 are the third fiscal quarters of fiscal year 1998 and fiscal year 1997, respectively.

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

(2)  Earnings Per Share

Earnings per share is computed by dividing net income, less preferred stock dividend requirements of $0.3 in each of the three-month periods ended March 31, 1998 and 1997, and $1.0 in each of the nine-month periods ended March 31, 1998 and 1997 by the weighted average number of common shares outstanding during the period.

(3)  Inventories
                                            March 31,   June 30,
                                              1998        1997
Raw materials                               $  22.3     $  17.4
Work-in-progress                               24.0        26.5
Finished goods                                141.6       123.9

                                              187.9       167.8

(4)     Revenues by Business Segments and Geographic Areas

                             Three-month period     Nine-month period
                                   ended                   ended
                                 March 31,               March 31,
                              1998        1997       1998        1997
BUSINESS SEGMENTS
Reader's Digest Magazine    $ 171.2    $ 178.3    $   530.4   $  540.8
Books and Home                413.0      461.1      1,241.5    1,449.3
 Entertainment Products
Special Interest Magazines     22.7       17.8         69.0       55.5
Other Businesses               28.6       27.1        168.5      157.3

Total revenues                635.5      684.3      2,009.4    2,202.9

GEOGRAPHIC AREAS
United States                 296.1      308.8        931.8      974.6
Europe                        243.4      276.6        767.9      906.2
Pacific and Other Markets      96.0       98.9        309.7      322.1

Total revenues                635.5      684.3      2,009.4    2,202.9




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

As described in Note 2 to the company's consolidated financial statements included in its 1997 Annual Report to Stockholders, the company recorded charges of $35.0 in the fourth quarter of 1997, and charges of $204.0 in the third quarter of 1996, relating primarily to the realignment of the organization and operations and to the streamlining of the company's organizational structure and the strategic repositioning of certain businesses, respectively. The components of these charges, as well as reserve balances remaining at March 31, 1998, were:

                           Balance at      1998       Current     Balance
                          June 30, 1997   Charges     Activity   Remaining
Employee retirement &        $ 56.7       $ 39.5       $ 25.1      $ 71.1
 severance benefits
Other items                    23.6         23.1          9.7        37.0
Business repositioning          0.7          4.2          7.4         3.9

Total                          81.0         70.0         39.0       112.0

(6) Debt

As described in Note 13 to the company's consolidated financial statements included in its 1997 Annual Report to Stockholders, the company is a party to an agreement with The Chase Manhattan Bank for a line of credit of $75.0 (the Chase line of credit) which expired on April 30, 1998, and a Competitive Advance and Revolving Credit Facility Agreement (the credit agreement) of up to $400.0. Under the credit agreement, the company must comply with certain financial covenants, including a minimum level of consolidated tangible net worth. The company is in the process of renegotiating the credit agreement. The amended credit agreement, if finalized, is expected to provide for a necessary reduction of the minimum required level of consolidated tangible net worth, a reduction of credit available and an increase in borrowing costs. Going forward the company intends to consolidate the majority of its domestic borrowings under the credit agreement. At March 31, 1998, no borrowings were outstanding under the Chase line of credit or the credit agreement. In addition, various international subsidiaries of the company have available lines of credit totaling $77.3. At March 31, 1998, loans in the amount of $9.2 were outstanding under international lines of credit at a weighted average interest rate of 5.0%.

In September 1997, the company entered into an agreement with Morgan Guaranty Trust Company of New York for an uncommitted line of credit of $50.0 (the Morgan line of credit) to be used for general corporate purposes. The loans under the Morgan line of credit are payable on demand and bear interest at a floating rate based on the cost of funds of the bank plus a margin. At March 31, 1998, loans in the amount of $5.0 were outstanding under the Morgan line of credit at a weighted average interest rate of 6.1%.

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

Results of Operations

Three-Month Period Ended March 31, 1998 Compared With Three-
Month Period Ended March 31, 1997

Worldwide revenues for the third quarter of 1998 decreased to $635.5, or by 7%, compared with $684.3 in the third quarter of 1997. Excluding the adverse effect of changes in foreign currency exchange rates, revenues decreased 3%. Revenues declined primarily in the company's United States and developed European operations. The decrease in revenues was due primarily to lower unit sales within Books and Home Entertainment Products as a result of lower mail quantities and fewer profitably promotable customers as well as lower customer response to promotional mailings primarily in major developed markets. The company reported worldwide operating profit of $21.7 in the third quarter of 1998, compared with $51.5 in the third quarter of 1997. These operating results reflect lower revenues in major developed markets, significant declines in operating results in the United States, Germany and the U.K., and higher proportionate product costs and promotional spending.

The company reported net income of $14.6, or $0.13 per share, in the third quarter of 1998, compared with $37.6, or $0.35 per share, in the third quarter of 1997.

Other Income, Net
Other income, net decreased in the third quarter of 1998 to $1.6, compared with $7.7 in the prior year. This decrease was primarily because of losses on foreign exchange transactions and hedging activity, gains on sales of certain investments in the prior year not recurring in the current year and lower interest income, which were partially offset by a net gain on the sale of certain assets in 1998.

Income Taxes
The overall effective tax rate was 37.5% for the third quarter of 1998, compared with 36.5% for the third quarter of 1997.
The higher effective tax rate in 1998 was primarily due to reduced utilization of foreign tax credits.

Geographic Areas

United States
Revenues in the United States decreased from $308.8 in 1997 to $296.1, or by 4%, in 1998. This decrease was primarily attributable to lower unit sales in the general books product line, and, to a lesser extent, in the music product line within Books and Home Entertainment Products. These declines were partially offset by increased revenues in Special Interest Magazines. The decline in general books was primarily caused by lower customer response to promotional mailings, one fewer mailing and lower mail quantities as well as fewer profitably promotable customers in 1998. Music revenues decreased due to a significant reduction in mail quantities in 1998, in addition to the timing of music series shipments compared with the prior year. Revenues for Special Interest Magazines increased primarily due to the acquisition of Walking magazine in the third quarter of 1997. Operating profit decreased significantly in 1998, compared with 1997, due to the revenue decrease, higher promotional spending in order to acquire and renew subscribers to Reader's Digest Magazine and higher product costs.

Europe
Revenues in Europe decreased from $276.6 in 1997 to $243.4, or by 12%, in 1998. Excluding the adverse effect of changes in foreign currency exchange rates, revenues decreased 4%. The revenue decrease was primarily due to lower unit sales, and, to a lesser extent, lower-priced product offerings and sales of a lower-priced product mix of Books and Home Entertainment Products. Within this segment, revenues declined in the series books, and, to a lesser extent, in the video and Condensed Books product lines. Product expansion in Eastern European markets, principally in the general books and music product lines, was offset by continued lower sales in major markets, particularly in Germany and the U.K., where results have declined more significantly than other markets. Lower sales were as a result of a reduction in shipments due to fewer customers carried into 1998 for series product lines, lower mail quantities and fewer profitably promotable customers as well as lower customer response to promotional mailings. Mailings executed later in 1998 compared with the prior year negatively affected revenues for video products for the quarter. Revenues for Reader's Digest Magazine declined slightly from the prior year as growth in Russia was offset by circulation declines and a lower number of advertising pages sold in major developed markets. Operating profit decreased significantly in 1998, compared with 1997, as a result of lower revenues, higher proportionate product costs and higher proportionate promotional spending.

Pacific and Other Markets
Revenues in Pacific and Other Markets decreased from $98.9 in 1997 to $96.0, or by 3%, in 1998. Excluding the adverse effect of changes in foreign currency exchange rates, revenues increased 7%. Revenues increased primarily in the music product line within Books and Home Entertainment Products, due to a higher number of units sold, partially offset by a lower number of Condensed Books sold in 1998. More mailings in this product line compared with the prior year also benefited revenues in the third quarter of 1998. Higher revenues in Latin America, reflecting product expansion primarily in Brazil, were partially offset by revenue declines in Canada, due in part to the effects of severe ice storms which forced closure of the business and adversely affected postal service during the critical January mailing period. Operating results improved in 1998, compared with 1997, primarily because of reduced promotional spending and lower overhead costs.

Corporate Expense
Corporate Expense in the third quarter of 1998 increased slightly to $8.5, compared with $8.2 in 1997.

Business Segments

Reader's Digest Magazine
Revenues for Reader's Digest Magazine decreased from $178.3 in 1997 to $171.2, or by 4%, in 1998. Excluding the adverse effect of changes in foreign currency exchange rates, revenues were about even with the prior year. Higher circulation revenues were offset by lower advertising revenues. Growth in subscriptions in Russia and Brazil were partially offset by circulation declines in several major markets. A lower number of advertising pages sold in the United States and Germany was partially offset by a higher rate per page in the United States. Operating profit for Reader's Digest Magazine declined significantly in 1998, as a result of lower revenues and higher promotional spending in the United States to acquire and renew subscribers. Consistent with industry practice, the company periodically evaluates the financial implications of the circulation rate base of Reader's Digest Magazine worldwide. In order to increase the efficiency of its promotional spending, the company is presently reviewing possible rate base reductions in selected major markets.

Books and Home Entertainment Products
Revenues for Books and Home Entertainment Products decreased from $461.1 in 1997 to $413.0, or by 10%, in 1998. Excluding the adverse effect of changes in foreign currency exchange rates, revenues decreased 5%, principally attributable to the company's United States, and, to a lesser extent, European operations. The decrease in revenues was primarily due to lower unit sales in the general books and series books product lines, although revenues declined across most product lines. In addition, a lower-priced mix of products overall was offered in 1998, predominantly in major markets. Revenues for general books declined primarily in the United States due to lower customer response to promotional mailings, one fewer mailing and a reduction in mail quantities as well as fewer profitably promotable customers in 1998. The decline in series books revenues was a result of a reduction in shipments in Europe due to fewer series customers carried into 1998. In the United States, series revenues declined due to the scaling back of a book series in 1998. Across most product lines, reduced revenues in certain major markets, particularly the United States and Germany, were offset by expansion in Eastern Europe and Latin America. Operating profit for Books and Home Entertainment Products decreased significantly in 1998, compared with 1997. These operating results were affected by lower revenues and higher proportionate product costs.

Special Interest Magazines
Revenues for Special Interest Magazines increased from $17.8 in 1997 to $22.7, or by 27%, in 1998. This increase was primarily attributable to the acquisition of Walking magazine in the third quarter of 1997. Excluding Walking, revenues increased 2%, principally due to a higher-priced mix of advertising pages sold in 1998. Operating results improved in 1998 compared with 1997 primarily due to the higher advertising revenues partially offset by increased promotional spending associated with Walking.

Nine-month Period Ended March 31, 1998 Compared With Nine-month
Period Ended March 31, 1997

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

Revenues/Operating Profit
Worldwide revenues for the nine-month period ended March 31, 1998 decreased to $2,009.4, or by 9%, compared with $2,202.9 in the nine-month period ended March 31, 1997. Excluding the adverse effect of changes in foreign currency exchange rates, revenues decreased 4%. This decrease was due primarily to lower unit sales, and, to a lesser extent, lower-priced product offerings and sales of a lower-priced product mix within Books and Home Entertainment Products. Revenues declined principally in the company's developed European and United States operations. The decrease in revenues was predominantly as a result of lower mail quantities and fewer profitably promotable customers as well as lower customer response to promotional mailings in major developed markets. The company reported worldwide operating profit of $24.6 in the nine-month period ended March 31, 1998, compared with $230.7 in the nine-month period ended March 31, 1997. Excluding the effect of other operating items, operating profit was $94.6 in the nine-month period ended March 31, 1998. These operating results reflect lower revenues in major developed markets, significant declines in operating results in Germany and the United States, higher proportionate product costs, higher proportionate promotional spending, and increased investment in product development, testing and list development initiatives, partially offset by the benefits of cost-containment initiatives.

The company reported net income of $12.5, or $0.11 per share, in the nine-month period ended March 31, 1998, compared with net income of $156.3, or $1.45 per share, in the nine-month period ended March 31, 1997. Excluding the effect of other operating items, earnings per share was $0.60 per share in the nine-month period ended March 31, 1998.

Other Income, Net
Other income, net decreased in the nine-month period ended March 31, 1998 to $8.2, compared with $15.4 in the prior year. This decrease was primarily because of lower gains on sales of certain investments, lower interest income and higher interest expense in 1998, which were partially offset by a net gain on the sale of certain assets in the third quarter of 1998.

Income Taxes
For the nine-month period ended March 31, 1998, the reported tax rate was 62.0%. Excluding the effect of other operating items, the overall effective tax rate was 37.5% for the nine-month period ended March 31, 1998. For the nine-month period ended March 31, 1997, the effective tax rate was 36.5%. The higher effective tax rate in 1998 was primarily due to reduced utilization of foreign tax credits.

Geographic Areas

United States
Revenues in the United States decreased from $974.6 in 1997 to $931.8, or by 4%, in 1998. Revenues declined across most product lines within Books and Home Entertainment Products, but most significantly as a result of lower unit sales in the general books, and, to a lesser extent, Condensed Books and series books product lines. These declines were partially offset by increased revenues in Special Interest Magazines and at QSP. The decrease in general books was primarily a result of lower customer response to promotional mailings, one fewer mailing and lower mail quantities as well as fewer profitably promotable customers in 1998. The decline in Condensed Books was a result of the timing of shipments, as well as a reduction in shipments due to fewer customers carried into 1998 who were participating in the series. Series revenues decreased primarily as a result of one fewer series mailing in 1998, and the scaling back of another book series. The increase in Special Interest Magazines was primarily a result of the acquisition of Walking magazine in the third quarter of 1997. Operating profit decreased significantly in 1998, compared with 1997, due to the revenue decrease, higher promotional spending in order to acquire and renew subscribers to Reader's Digest Magazine and spending on investment initiatives such as new product development, testing and list development projects.

Europe
Revenues in Europe decreased from $906.2 in 1997 to $767.9, or by 15%, in 1998. Excluding the adverse effect of changes in foreign currency exchange rates, revenues decreased 6%. The revenue decrease was almost equally due to lower-priced product offerings and sales of a lower-priced product mix and lower unit sales of Books and Home Entertainment Products. Within this segment revenues declined in all product lines, most significantly in the series books and Condensed Books product lines. Product expansion in Eastern European markets, particularly in general books, music and video product lines, was more than offset by lower sales in major markets, particularly in Germany, where sales and operating profit have declined more significantly than other markets. Lower sales were as a result of a reduction in shipments due to fewer customers carried into 1998 for series books and Condensed Books product lines, lower mail quantities and fewer profitably promotable customers as well as lower customer response to promotional mailings. Operating profit decreased significantly in 1998, compared with 1997, as a result of lower revenues, higher proportionate product costs and higher proportionate promotional spending.

Pacific and Other Markets
Revenues in Pacific and Other Markets decreased from $322.1 in 1997 to $309.7, or by 4%, in 1998. Excluding the adverse effect of changes in foreign currency exchange rates, revenues increased 3%. Revenues increased primarily due to higher circulation revenues for Reader's Digest Magazine, as well as higher unit sales of Books and Home Entertainment Products. Within Books and Home Entertainment Products, the increase in revenues was due predominantly to higher unit sales of music products, and, to a lesser extent, general books, which were partially offset by lower unit sales of Condensed Books. Higher revenues in Latin America, reflecting product expansion and increased circulation levels primarily in Brazil, were offset by significant revenue declines in Canada and Australia because of lower customer response to promotional mailings and lower mail quantities in 1998. In addition, revenues were adversely impacted in Canada due to the effects of a postal strike in November 1997 and severe ice storms which forced closure of the business and adversely affected postal service during the critical January mailing period. Operating results declined significantly in 1998, compared with 1997, primarily because of lower revenues, higher promotional spending and higher proportionate product costs.

Corporate Expense
Corporate Expense in the nine-month period ended March 31, 1998 declined to $24.9, compared with $32.7 a year ago, primarily as a result of savings in employee benefit costs and the benefit of cost-containment initiatives.

Business Segments

Reader's Digest Magazine
Revenues for Reader's Digest Magazine decreased from $540.8 in 1997 to $530.4, or by 2%, in 1998. Excluding the adverse effect of changes in foreign currency exchange rates, revenues increased 3%. The increase in revenues was attributable to higher circulation revenues. Increased circulation levels, primarily in Russia and Brazil, were partially offset by circulation declines in several major markets. In addition, higher circulation revenues in the United States were attributable to a higher-priced mix of subscriptions. A higher number of advertising pages sold in the Pacific and Other Markets was partially offset by a lower number of pages sold in the United States and Europe. Rate per advertising page increased due to a higher rate in the United States. Operating profit for Reader's Digest Magazine decreased significantly in the nine-month period ended March 31, 1998 compared with the same period a year ago. The decrease reflects higher promotional spending in the United States to acquire and renew subscribers and spending on investment initiatives such as list development projects, partially offset by the benefits of cost-containment initiatives.
Books and Home Entertainment Products
Revenues for Books and Home Entertainment Products decreased from $1,449.3 in 1997 to $1,241.5, or by 14%, in 1998.
Excluding the adverse effect of changes in foreign currency exchange rates, revenues decreased 9%, principally attributable to the company's United States and European operations. The lower revenues were predominantly due to lower unit sales in the Condensed Books, series books and general books product lines, and, to a lesser extent, lower-priced product offerings and sales of a lower-priced product mix in music and video products. The decline in Condensed Books and series books revenues was caused by a combination of lower customer response to promotional mailings in major developed markets, reduced mail quantities and fewer profitably promotable customers in many markets as well as a reduction in shipments due to fewer customers carried into 1998. In addition, the timing of Condensed Books mailings, the number of series mailings and the scaling back of a book series in the United States also contributed to lower revenues. The decrease in general books sales was primarily a result of lower customer response to promotional mailings, one fewer mailing and lower mail quantities and fewer profitably promotable customers in the United States, which was partially offset by growth in Eastern Europe and Latin America. Operating profit for Books and Home Entertainment Products decreased significantly in 1998, compared with 1997. These operating results were affected by lower revenues, higher proportionate product costs, higher proportionate promotional spending and increased spending on investment initiatives such as new product development, testing, and list development projects.

Special Interest Magazines
Revenues for Special Interest Magazines increased from $55.5 in 1997 to $69.0, or by 24%, in 1998. This increase was primarily attributable to the acquisition of Walking magazine in the third quarter of 1997. Excluding Walking, revenues increased 5%, principally due to a higher number of advertising pages sold in the nine-month period ended March 31, 1998. Operating results improved in 1998 compared with 1997 primarily as a result of the higher advertising revenues, which were partially offset by increased promotional spending associated with Walking.

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

                              *****

The statements contained in this report, if not historical, are forward-looking statements, which involve risks and uncertainties that could cause actual results to differ materially from the financial results described in the forward-looking statements. These risks and uncertainties include the effect of increased market testing of the company's promotions and products, the effect of modified and varied promotions, the ability to identify customer trends, the ability to continue to create a broadly appealing mix of new products, the ability to attract and retain new and younger magazine subscribers and product customers in view of the maturing of an important portion of the U.S. customer base, the effect of selective adjustments in pricing, the ability to expand and more
effectively  utilize  the  company's  customer  database,   the
ability to expand into new international markets and to introduce new product lines into new and existing markets, the ability to expand into new channels of distribution, the ability to negotiate and implement productive strategic alliances and joint ventures, the ability to contain and reduce costs, especially through global efficiencies, the cost and effectiveness of the realignment of business processes and operations, the accuracy of management's assessment of the current status of the company's business, the evolution of the company's organizational and structural capabilities, including the effect of the transition to its new chief executive officer, the effect of privacy and other governmental regulation, the ability of the company to respond to competitive pressures within and outside of the direct mail industry, the effect of worldwide paper and postage costs, the effect of postal disruptions on deliveries, the effect of foreign currency fluctuations, the effect of the year 2000 issue, and general economic conditions.

Liquidity and Capital Resources

Cash and cash equivalents, short-term investments and marketable securities remained almost even at $101.8 at March 31, 1998, compared with $102.4 at June 30, 1997. Dividend payments of $72.8, capital expenditures of $23.2 and net payments of short-term borrowings of $13.1 were offset by cash provided from operations of $60.0 and proceeds from the sale of other long-term investments of $45.6.

In the third quarter of 1998, the company paid a $0.225 per share dividend on its common stock, representing a 50% decrease compared with $0.45 per share a year ago. At the current rate, the annualized dividend is $0.90 per share in 1998 compared with $1.80 in 1997.

The company did not repurchase any shares of Class A nonvoting common stock in the third quarter of 1998.

The company is party to a Competitive Advance and Revolving Credit Facility Agreement dated as of November 12, 1996, with a syndicate of domestic and foreign banks (the credit agreement). The credit agreement, which has a term of five years, currently permits competitive advance and revolving credit borrowings of up to $400.0 by the company and its designated subsidiaries. Interest rates can be based on: the prime rate, the federal funds rate, the London Interbank Offered Rate (LIBOR), and money market rates. The proceeds of the borrowings are to be used for general corporate purposes, including acquisitions, share repurchases and commercial paper backup. At March 31, 1998, no borrowings were outstanding under the credit agreement. The credit agreement contains certain restrictions on incurrence of debt, liens and guarantees of indebtedness. The company must also comply with certain financial covenants, including a minimum level of consolidated tangible net worth. The company is in the process of renegotiating the credit agreement. The amended credit agreement, if finalized, is expected to provide for a necessary reduction of the minimum required level of consolidated tangible net worth, a reduction of credit available and an increase in borrowing costs. Going forward the company intends to consolidate the majority of its domestic borrowings under the credit agreement.

The company was also party to an agreement with The Chase Manhattan Bank for a line of credit of $75.0 (the Chase line of credit) for a term of one year to be used for general corporate purposes. The Chase line of credit expired on April 30, 1998. The loans under the Chase line of credit were payable on demand and bore interest at a floating rate based on the cost of funds of the bank plus a margin. At March 31, 1998 there were no borrowings outstanding under the Chase line of credit. In addition, various international subsidiaries of the company have available lines of credit totaling $77.3. At March 31, 1998, loans in the amount of $9.2 were outstanding under international lines of credit, at a weighted average interest rate of 5.0%.

In September 1997, the company entered into an agreement with Morgan Guaranty Trust Company of New York for an uncommitted line of credit of $50.0 (the Morgan line of credit) to be used for general corporate purposes. The loans under the Morgan line of credit are payable on demand and bear interest at a floating rate based on the cost of funds of the bank plus a margin. At March 31, 1998 loans in the amount of $5.0 were outstanding under the Morgan line of credit at a weighted average interest rate of 6.1%.

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

                   PART II.  OTHER INFORMATION



Item 6.   EXHIBITS AND REPORTS ON FORM 8-K.

(a)  Exhibits

     10.31 The Reader's Digest Association,  Inc.  Director
           Compensation Program.*

     10.32 The  Reader's Digest Association,  Inc.  Deferred
           Compensation Plan for Directors (amended and restated as of March 13, 1998).*

     10.33 Employment Agreement dated as of April  28,  1998
           between the registrant and Thomas O. Ryder.*

     10.34 First Amendment Agreement dated as of  April  28,
           1998 between the registrant and George V. Grune.*

     10.35 The  Reader's Digest Association, Inc.  1994  Key
           Employee Long Term Incentive Plan, as amended and restated effective as of April 28, 1998.*

     27    Financial Data Schedule.

(b)  Reports on Form 8-K

     The  company  filed a report on Form 8-K on April  28,  1998 which included a copy of a press release relating to senior management changes.

     _______________
          *Denotes a management contract or compensatory plan.

                           SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               The Reader's Digest Association, Inc.
                                        (Registrant)

Date:  May 13, 1998        By: /s/GEORGE S. SCIMONE
                                  George S. Scimone
                                  Vice President and
                                  Chief Financial Officer
                                  (and authorized signatory)


                          EXHIBIT INDEX


Exhibit                                                         Page

10.31   The Reader's Digest Association, Inc. Director
        Compensation Program.*

10.32   The Reader's Digest Association, Inc. Deferred
        Compensation Plan for Directors (amended and restated as of March 13, 1998).*

10.33 Employment Agreement dated as of April 28, 1998 between the registrant and Thomas O. Ryder.*

10.34 First Amendment Agreement dated as of April 28, 1998 between the registrant and George V. Grune.*

10.35   The Reader's Digest Association, Inc. 1994 Key
        Employee Long Term Incentive Plan, as amended and restated effective as of April 28, 1998.*

27      Financial Data Schedule


_______________
*Denotes a management contract or compensatory plan.