Form 10-K
period 1998-06-30
READERS DIGEST ASSOCIATION INC
filed 1998-09-25
CIK 858558

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                            FORM 10-K

    [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 1998Commission file number: 1-10434

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

The aggregate market value of registrant's voting stock held by non-affiliates of registrant, at August 31, 1998, was approximately $113,194,989 based on the closing price of registrant's Class B Voting Stock on the New York Stock Exchange- -Composite Transactions on such date.

As  of  August  31,  1998, 85,462,667 shares of the  registrant's
Class A Nonvoting Common Stock and 21,716,057 shares of the registrant's Class B Voting Common Stock were outstanding.

               DOCUMENTS INCORPORATED BY REFERENCE

Proxy Statement for the Annual Meeting of Stockholders of registrant to be held on November 13, 1998. Certain information therein is incorporated by reference into Part III hereof.


                        TABLE OF CONTENTS


                                                             Page

PART I

   ITEM 1.  BUSINESS                                            1
     Reader's Digest Magazine                                   3
      Circulation                                               3
      Advertising                                               4
      Editorial                                                 4
      Production and Fulfillment                                4
     Books and Home Entertainment Products                      5
      Condensed Books                                           5
      Series Books                                              5
      General Books                                             6
      Music                                                     6
      Television and Video                                      6
      Production and Fulfillment                                7
     Direct Marketing Operations                                7
     Management Information Systems and Customer List           8
       Enhancement
     Special Interest Magazines                                 9
     QSP, Inc.                                                  9
     Competition and Trademarks                                10
     Employees                                                 10
     Executive Officers of the Company                         10


   ITEM 2.  PROPERTIES                                         12

   ITEM 3.  LEGAL PROCEEDINGS                                  13

   ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY        13
            HOLDERS

PART II

   ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND
            RELATED STOCKHOLDER MATTERS                        13

   ITEM 6.  SELECTED FINANCIAL DATA                            13

   ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATION       13


   ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA        14

   ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
            ON ACCOUNTING AND FINANCIAL DISCLOSURE             14

PART III

   ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE           14
            REGISTRANT

   ITEM 11. EXECUTIVE COMPENSATION                            14

   ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
            OWNERS AND MANAGEMENT                             14

   ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS    14

PART IV

   ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND
            REPORTS ON FORM 8-K                               15


   SIGNATURES                                                 19

   FINANCIAL INFORMATION                                      20

   CORPORATE AND SHAREHOLDER INFORMATION                      48


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

      In response to a decline in recent years in the Company's financial performance, on August 11, 1997, the Board of Directors of the Company asked George V. Grune to return as Chairman and Chief Executive Officer. Mr. Grune had served as Chief Executive Officer of the Company from 1984 to 1994 and retired as its Chairman in 1995.

      After reassuming his position, Mr. Grune rebuilt the Company's management team with strong experience in direct mail marketing at the Company. In addition, in September 1997, the Company reorganized its businesses into two operating groups, Reader's Digest U.S.A. and Reader's Digest International. The Company's businesses had been organized in four operating groups --Reader's Digest Europe, Reader's Digest U.S.A. and Reader's Digest Pacific, and a fourth operating group that operated the Company's school and youth group fundraising business and focused on developing new products and entering new marketing channels.

       Mr. Grune implemented a strategy of stabilizing and strengthening the Company's core business by investment and expansion. This strategy involved: refocusing on disciplined direct marketing; refocusing on core product offerings; enhancing utilization of the Company's worldwide customer databases; revitalizing growth through investment in new products, new markets and new direct marketing channels; and enhancing global efficiency.

      Simultaneously with Mr. Grune's return to the Company, the Board of Directors designated a Search Committee to find a new Chief Executive Officer. On April 28, 1998, that search culminated with the election of Thomas O. Ryder as Chairman and Chief Executive Officer.

Strategic Initiatives

      The Company is undertaking a three-phase strategy to build on its fundamental strengths and create growth opportunities over the next three years.

      In July 1998, the Company announced as the first step in this strategy a global reorganization that includes the following key elements:

     The  organization of operations into four business groups
     (Global Books and Home Entertainment, United States Magazine
     Publishing, International Magazine Publishing and QSP, Inc.) to make greater use of global scale.

     The restructuring of editorial organizations to ensure editorial quality and integrity worldwide.

     The establishment of new reporting relationships to sharpen focus and accountability.

     The reassignment of certain executives as well as the hiring of new people with key skill sets.

      The  second  phase of the strategy, announced in  September
1998, targets the restructuring of costs and the raising of capital. The main components of the restructuring are:

     The   elimination  or  rationalization  of  unproductive
     businesses.

     Cost reductions and re-engineering.

     Leveraging the asset base of the Company.

     The   elimination  or  rationalization   of   unproductive
businesses, which is expected to be completed within the next  18 months, will generally involve the following actions:

     The sale or joint venturing of proprietary publishing operations in Scandinavia, Finland, Benelux, Italy and South
     Africa.

     The elimination or redirection of certain product lines, including adult and children's retail book publishing, the Today's Best Nonfiction (registered trademark) book series, and video or music businesses in selected international markets.

      Cost reduction and re-engineering activities will involve the following:

     A 20-25% reduction in the number of individual promotional mailings globally, including the elimination of related product development and overhead costs. The Company anticipates that this will increase response rates on continuing mailings.

     A 10-20% reduction in the circulation rate base for Reader's
     Digest magazine in the United States to improve the efficiency of promotional spending. This action is also expected to reduce circulation and advertising revenue in the short term.

     The outsourcing of support functions in areas where it is cost-effective and the consolidation of suppliers and combination of purchasing efforts for greater negotiating leverage.

      Implementation of the second phase of the strategy is expected to reduce the Company's annual expense base, excluding other operating items, by $300.0 million to $350.0 million and reduce annual revenues by approximately $200.0 million by the end of fiscal 2001. As a result, the Company believes that annual operating profit will increase by $100.0 million to $150.0 million in three years. The Company expects to record charges to other operating items in a range of $30.0 million to $50.0 million in fiscal 1999 related to these actions as components of the plan are finalized.

      Leveraging the asset base of the Company will include the following actions:

    The sale of important works from the art collection.

    The sale of international real estate holdings including its U.K. Canary Wharf facility.

    An expected reduction in the quarterly dividend for the second quarter of 1999 from $0.225 per share to $0.05 per share.

    The actions to leverage the asset base of the Company are expected to convert approximately $200.0 million of under-productive assets to cash in the next year and improve annual pre-tax cash flow by $150.0 million to $200.0 million by fiscal 2001.

    The announcement of the second phase of the strategy also focused on broadening the Company's customer base to include more younger customers and more products for older customers.

    The third phase of the strategy is expected to be announced in January 1999 and will focus on plans to grow the business. This will include investing in internal opportunities, as well as targeting acquisitions that leverage the Company's core strengths, expanding geographically, introducing new products and engaging in at least one completely new business.

      The following is a discussion of the operations of the Company based upon the four business segments through which the Company reports its results of operations: (1) Reader's Digest magazine, (2) books and home entertainment products, (3) special interest magazines and (4) other businesses. Financial information by business segment and by geographic area appears at
Note 12 to the Company's consolidated financial statements in the Financial Information section of this report.


Reader's Digest Magazine

      Reader's Digest magazine is a monthly, general interest magazine consisting of original articles and previously published articles in condensed form, a condensed version of a previously published or soon-to-be published full-length book, monthly humor columns, such as "Laughter, The Best Medicine" (registered trademark), "Life In These United States" (registered trademark),
"Humor In Uniform" (registered trademark), and "All In A Day's Work(registered trademark)," and other regular features, including "Heroes For Today (registered trademark)," "It Pays To Enrich Your Word Power (registered trademark)," "News From The
World Of Medicine (registered mark)," "Tales Out of School (registered trademark)," "Virtual Hilarity (registered trademark),"
"Personal  Glimpses,"  and  "Campus  Comedy."   DeWitt  and  Lila
Wallace  founded  Reader's  Digest  magazine  in  1922.    Today,
Reader's  Digest has a worldwide circulation of about 28  million and over 100 million readers each month, generating revenues of $712.3 million in fiscal 1998, as compared with $729.2 million in fiscal 1997 and $739.8 million in fiscal 1996. Reader's Digest is  published in 48 editions and 19 languages, including a Slovak
language  edition  that  began  publication  in  July  1997.   In
addition, a Korean edition, an Indian edition, a braille edition and a recorded edition are published by third parties pursuant to licenses.

      In September 1997, the Company introduced the Reader's Digest Large Edition for Easier Reading in the United States, offering most of the articles from Reader's Digest and all of the humor departments. Unlike the Company's previous Large Type Edition, the new edition is complete with advertising and greatly enhanced color graphics.

      In May 1998, Reader's Digest magazine launched a major redesign of its editions worldwide, taking the familiar table of contents off the cover and replacing it with bold photography and enhanced graphics. The redesign is intended to better serve the readers of Reader's Digest magazine by making it easier to read and more contemporary.


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

      Reader's Digest is truly a global magazine. Many of its international editions have the largest paid circulation for monthly magazines both in the individual countries and in the regions in which they are published. For most international editions of Reader's Digest, subscriptions comprise about 90% of circulation. The balance is attributable to newsstand and other retail sales.
      The Company maintains its circulation rate base through annual subscription renewals and new subscriptions. The global circulation rate base for Reader's Digest of 27.8 million includes a circulation rate base of 15 million for the United States--English language edition. In the United States, the Company sells approximately five million new subscriptions each year in order to maintain its circulation rate base. New subscriptions are sold primarily by direct mail, with extensive use of sweepstakes entries. The largest percentage of subscriptions is sold between July and December of each year. Subscriptions to Reader's Digest may be canceled at any time and the unused subscription price is refunded. In September 1998, the Company announced its intention to reduce the circulation rate base for the United States--English language edition of Reader's Digest by 10-20%. See "Strategic Intitiatives."

      Worldwide  revenues from circulation accounted  for  $549.4 million, or 77% of the total revenues of Reader's Digest magazine, in the fiscal year ended June 30, 1998.


  Advertising

       In fiscal 1998, Reader's Digest carried 12,715 advertising pages: 1,050 advertising pages in its United States--English language edition and 11,665 advertising pages in its other editions. The United States and the larger international editions of Reader's Digest offer advertisers different regional editions, major market editions and demographic editions. These editions, usually containing the same editorial material, permit advertisers to concentrate their advertising in specific markets or to target specific audiences. Reader's Digest sells advertising in both the United States and international editions principally through an internal advertising sales force. The Company sells advertisements in multiple editions worldwide, and offers advertisers discounts for placing advertisements in more than one edition.

      Worldwide  revenues from advertising accounted  for  $162.9 million, or 23% of the total revenues of Reader's Digest magazine, in the fiscal year ended June 30, 1998.


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

  Production and Fulfillment

      All editions of Reader's Digest are printed by independent third parties. The United States edition is printed exclusively by one printer in Pennsylvania under a 10-year contract that commenced in fiscal 1997 and there are also exclusive printing arrangements in other countries. The Company believes that generally there is an adequate supply of alternative printing services available to the Company at competitive prices, should the need arise, although significant short-term disruption could occur in certain markets. The Company has developed plans to minimize recovery time in the event of a disaster with current contract parties.

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

     Subscription copies of the United States edition of Reader's Digest are delivered through the United States Postal Service as "periodicals" class mail. Subscription copies of international editions are also delivered through the postal service in each country. For additional information about postal rates and service, see "Direct Marketing Operations."

      Newsstand and other retail distribution is accomplished through a distribution network. The Company has contracted in each country with a magazine distributor for the distribution of Reader's Digest.


Books and Home Entertainment Products

      The Company publishes and markets, principally by direct mail, Reader's Digest Condensed Books, series books, general books, recorded music collections and series and home video products and series. See "Direct Marketing Operations."


  Condensed Books

     Reader's Digest Condensed Books (called "Select Editions" in certain markets) is a continuing series of condensed versions of current popular fiction. Condensation reduces the length of an existing text, while retaining the author's style, integrity and purpose. Today, Condensed Books are published in 13 languages, and are marketed in 24 countries. In fiscal 1998, Condensed Books generated worldwide revenues of $261.9 million, as compared with $305.0 million in fiscal 1997 and $370.4 million in fiscal 1996.

      International editions of Condensed Books generally include some material from the United States edition or from other international editions, translated and edited as appropriate, and some condensations of locally published works. Each local editorial staff determines whether existing Condensed Books selections are appropriate for their local market.

      The Company publishes six volumes of Condensed Books a year
in  the  United  States.   Some  of the  Company's  international
subsidiaries also publish six volumes a year, while others publish four or five.


  Series Books

      The Company markets two types of series books: reading series and illustrated series. These book series may be open-ended continuing series, or may be closed-ended, consisting of a limited number of volumes. Series books are published in eight languages and marketed in 16 countries. In fiscal 1998, series books generated worldwide revenues of $162.1 million, as compared with $209.5 million in fiscal 1997 and $264.3 million in fiscal 1996.

      In fiscal 1998, reading series included Today's Best Nonfictionr, which consists of five volumes per year each generally containing condensed versions of four contemporary works of nonfiction and The World's Best Reading, consisting of full-length editions of classic works of literature, of which six volumes are published each year. Today's Best Nonfiction is published in 7 countries in three languages and The World's Best Reading is published in four countries in three languages. The Company announced in September 1998 that it will discontinue the Today's Best Nonfiction series. See "Strategic Intitiatives."

      The Company markets illustrated series, which are generally closed-ended, in 16 countries and publishes in nine languages.


  General Books

      The Company's general books consist primarily of reference books, cookbooks, "how-to" and "do-it-yourself" books, children's books and books on subjects such as history, travel, religion, health, nature and the home. General books are published in 18 languages and are marketed in 40 countries. In fiscal 1998, general books generated worldwide revenues of $608.5 million, as compared with $675.9 million in fiscal 1997 and $753.5 million in fiscal 1996.

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


  Music

      The Company publishes recorded music packages on cassettes and compact discs, which it sells principally by direct mail. The music packages are generally collections of previously recorded and newly commissioned material by a variety of artists, although they may include selections from the Company's almost 18,000-selection library. The collections span a broad range of musical styles. In certain markets, the Company also sells music series, which are marketed in the same manner as Condensed Books and series books. The marketing strategy for music packages is similar to that for general books. The Company markets music products in 37 countries, offering different music products in the various international markets because of diverse tastes. In fiscal 1998, music products generated worldwide revenues of
$377.6 million, as compared with $404.2 million in fiscal 1997 and $460.1 million in fiscal 1996.

      In  the United States, the Company became a member  of  the
Recording Industry Association of America in fiscal 1998, and was
recognized    with   47   gold,   platinum   and   multi-platinum
certificates.


  Television and Video

      The Company's television and home video products are in genres similar to its general books. Several original programs have won awards of excellence, including five Emmy awards, and have appeared on the Disney Channel and the Discovery Channel. The Company continues to expand its video operations in the United States and in international markets and is presently marketing video products principally by direct mail in the United States and 32 other countries. Most of the Company's original programs have been licensed to cable television networks. The Company also sells its home video products through retail establishments. In fiscal 1998, home video products generated worldwide revenues of $215.8 million, as compared with $243.5 million in fiscal 1997 and $241.3 million in fiscal 1996.


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

      The Company is adapting the editorial content and the marketing methods of its magazines and books and home entertainment products to new technologies, such as computer on-line services. In 1997, the Company launched Reader's Digest World, a World Wide Web site (www.readersdigest.com) that links the Company's 13 local and international Web sites, for shopping and information about the Company's products. In 1998, Reader's Digest World had over 2 million visitors from seventy different countries around the world.

      To promote the sale of its products in the United States, the Company usually offers a sweepstakes in its promotional mailings. Prizes totaled about $8 million for the 1998 edition of the sweepstakes. Generally, each of the Company's international subsidiaries sponsors its own sweepstakes, the mechanics of which vary from jurisdiction to jurisdiction, depending upon local law.

      From time to time, the Company is involved in legal, regulatory and investigative proceedings concerning its sweepstakes and other direct marketing practices. Also from time to time, more restrictive laws or regulations governing sweepstakes or direct marketing are considered in jurisdictions in which the Company does business. The Company does not believe that such proceedings and proposed laws and regulations will have a material adverse effect on the Company's direct marketing business.

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


Management Information Systems and Customer List Enhancement

      The size and quality of the Company's computerized customer list of current and prospective customers in each country in which it operates contribute significantly to its business and the Company is constantly striving to improve its lists. The Company believes that its United States list of over 60 million households--over half the total number of households in the country--is one of the largest direct response lists in the United States. The Company's international lists include approximately 50 million households, in the aggregate.

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

      The Company publishes several special interest magazines that it deems consistent with its image, editorial philosophy and market expertise. The Family Handymanr magazine provides instructions and guidance for "do-it-yourself" home improvement projects. New Choices: Living Even Better After 50r magazine is aimed at active, mature readers and provides information on entertainment, travel, health and leisure time activities. American Health for Womenr magazine provides helpful information on medicine, nutrition, psychology and fitness as those issues relate to women. Walkingr magazine provides information on health and fitness for walking enthusiasts. These magazines are sold by subscription and on the newsstand. Like most magazines, the Company's special interest magazines are highly dependent on advertising revenue. Each of these magazines publishes 10 issues per year, except Walking, which publishes six times per year. The Company also publishes Moneywise magazine, a magazine devoted to helping families manage their finances, in the United Kingdom.

      The following table sets forth the circulation rate base of each of the Company's United States special interest magazines at June 30, 1998, as well as the number of advertising pages carried for the fiscal year ended June 30, 1998. Circulation rate base data is as reported to ABC.

                                                      Number of
                                        Circulation  Advertising
                                        Rate Base       Pages
                                                       Carried
     The Family Handyman                 1,100,000      608
     American Health for Women           1,000,000      535
     New Choices: Living Even Better       600,000      483
     After 50
     Walking.                              650,000      364

      Moneywise had a circulation rate base of 101,700 as of the end of fiscal 1998 and carried 522 pages of advertising.

     Of total revenues of $97.0 million for the Company's special
interest   magazines  in  fiscal  1998,  59%  was  generated   by
circulation revenues and 41% by advertising revenues.

      The U.S. magazines are promoted to the Company's U.S. customer list and the Company's other products are promoted to each magazine's customer list, as appropriate. This strategy helps to expand the Company's customer base for all of its products.


QSP, Inc.

      The Company's wholly owned subsidiaries, QSP, Inc. in the United States and Quality Service Plan, Inc. in Canada ("QSP"), are in the business of assisting schools and youth groups in the United States and Canada in their fundraising efforts. QSP's staff helps schools and youth groups prepare fundraising campaigns in which participants sell magazine subscriptions, music and video products, books, food and gifts. QSP derives its revenue from a portion of the proceeds of each sale. Several hundred publishers (including the Company) make magazine subscriptions available to QSP at competitive, discounted prices. QSP also obtains discounted music products from a large music publisher. Processing of magazine and music orders is performed for QSP by an independent contractor. Processing of video, book, gift and food orders is performed by QSP Distribution Services, Inc., a wholly owned subsidiary of QSP, Inc. located in Conyers, Georgia.


Competition and Trademarks

      Although Reader's Digest magazine is a unique and well-established institution in the magazine publishing industry, it competes with other magazines for subscribers and with magazines and all other media, including television, radio and the
Internet, for advertising. The Company believes that the extensive and longstanding international operations of Reader's Digest provide the Company with a significant advantage over competitors seeking to establish a global publication.

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


Employees

      As of June 30, 1998, the Company employed approximately 5,500 persons worldwide; approximately 2,100 were employed in the United States and 3,400 were employed by the Company's international subsidiaries. The Company's relationship with its employees is generally satisfactory.


Executive Officers of the Company

     The following paragraphs set forth the name, age and offices with the Company of each present executive officer of the Company, the period during which each executive officer has served as such and each executive officer's business experience during the past five years:


        Name and Age             Positions and Offices With the Company

Thomas O. Ryder (54)             Mr.  Ryder has been Chairman of the  Board
                                 and Chief Executive Officer of the Company
                                 since  April  28,  1998.   Mr.  Ryder  was
                                 President, American Express Travel Related
                                 Services  International,  a  division   of
                                 American  Express  Company,  from  October
                                 1995  to  April 1998.  Prior  thereto,  he
                                 served    as    President,   Establishment
                                 Services  - Worldwide of American  Express
                                 Travel Related Services.

Melvin R. Laird  (76)            Mr.  Laird has been a member of the  Board
                                 of  Directors of the Company  since  1990.
                                 He  has  served  as Senior Counsellor  for
                                 national  and international affairs  since
                                 1974  and  was  elected to the  additional
                                 position  of Vice President in 1989.   Mr.
                                 Laird joined the Company in 1974.

Thomas A. Belli (51)             Mr.  Belli has been President of QSP, Inc.
                                 since November 1997, a position he also held prior to July 1995. He first joined the Company in August 1977.

M. John Bohane  (62)             Mr.  Bohane has been Senior Vice President
                                 of the Company and President, Global Books
                                 and  Home  Entertainment  since  July  27,
                                 1998.   Prior thereto, he was Senior  Vice
                                 President  of  the Company  and  President
                                 International  Operations, a  position  he
                                 held   since  rejoining  the  Company   on
                                 September  8, 1997.  He first  joined  the
                                 Company in 1964 and served in a number  of
                                 executive capacities, including President,
                                 Direct   Marketing,  until   leaving   the
                                 Company in July, 1991.  Mr. Bohane  served
                                 as  President and Chief Executive  Officer
                                 of  Newfield Publications from April, 1994
                                 to  July,  1995 and as Vice  President  of
                                 Corporate  Database  Marketing  of   Time-
                                 Warner,   Inc.,   from  April,   1992   to
                                 December, 1993.

Michael A. Brizel (41)           Mr.  Brizel  was appointed Vice  President
                                 and  General  Counsel on  July  27,  1998.
                                 Prior thereto, he was Vice President, Legal U.S. and Associate General Counsel, a position he held since September 1996.
                                 Prior  thereto,  he was Associate  General
                                 Counsel of the Company. Mr. Brizel joined the Company in July 1989.

Elizabeth G. Chambers (35)       Ms.  Chambers  has  been  Vice  President,
                                 Business  Redesign since August 10,  1998.
                                 Prior to joining the company, she was a partner at the management consulting firm of McKinsey & Company, a position she held from June 1995 to August 1998 and an associate from October 1989 to June 1995.

Gregory G. Coleman (44)          Mr. Coleman has been Senior Vice President
                                 and  President,  U.S. Magazine  Publishing
                                 since  July  27, 1998.  Prior thereto,  he
                                 was   Senior  Vice  President,   Worldwide
                                 Publisher,  Reader's  Digest  Magazine,  a
                                 position  he held since October 1997.  Mr.
                                 Coleman also served as Vice President  and
                                 General   Manager,  U.S.   Magazines   and
                                 Publisher,   U.S.  Reader's  Digest   from
                                 December  1995  until October  1997,  Vice
                                 President, Publisher, U.S. Reader's Digest from November 1991 until December 1995.

Clifford H.R. DuPree (48)        Mr.  DuPree  was appointed Vice President,
                                 Corporate Secretary and Associate  General
                                 Counsel on July 27, 1998. He joined the company in May 1992 as Associate General
                                 Counsel,  became  Assistant  Secretary  in
                                 March 1995 and Vice President in September
                                 1996.

Thomas D. Gardner (40)           Mr.   Gardner   has   been   Senior   Vice
                                 President,    Business    Planning     and
                                 Development since July 27, 1998.   He  was
                                 Vice President, Marketing, Reader's Digest
                                 U.S.A.  from November 1995 to  July  1998,
                                 Vice  President, Business Development from
                                 April   1995  to  November  1995,  and   a
                                 Director of Marketing prior thereto.   Mr.
                                 Gardner  joined  the Company  in  February
                                 1992.

Robert J. Krefting (54)          Mr.   Krefting   has  been   Senior   Vice
                                 President   and  President,  International
                                 Magazine  Publishing since July 27,  1998.
                                 Prior to joining the Company, Mr. Krefting
                                 was   sole   proprietor  of   Holly   Hill
                                 Publishing,    a    management    services
                                 corporation serving the publishing and venture capital industries, from January
                                 1993 to July 1998.

Gary S. Rich (37)                Mr.  Rich  has been Senior Vice President,
                                 Human  Resources, since  August  3,  1998.
                                 Prior  to  joining  the  Company,  he  was
                                 Senior   Vice   President,  Global   Human
                                 Resources for A.C. Nielsen Corporation,  a
                                 position  he held from June 1996  to  July
                                 1998.   Prior thereto, Mr. Rich  was  Vice
                                 President, Human Resources--Europe, Middle
                                 East   and  Africa  at  American   Express
                                 Company (travel, financial and network services).

George S. Scimone (51)           Mr.  Scimone  was  appointed  Senior  Vice
                                 President  and Chief Financial Officer  of
                                 the  Company  on  July  27,  1998.   Prior
                                 thereto,  Mr.  Scimone  served   as   Vice
                                 President and Chief Financial Officer from
                                 September   1997,   Vice   President   and
                                 President,  Reader's  Digest  U.S.A.  from
                                 November  1996  and  Vice  President   and
                                 Corporate Controller from September  1995.
                                 Prior  to joining the Company, Mr. Scimone
                                 was   Business  Chief  Financial  Officer,
                                 Electrical  Distribution  and  Control  of
                                 General Electric Company.

Christopher P. Willcox  (51)     Mr. Willcox has been Senior Vice President
                                 and  Editor-in-Chief  of  Reader's  Digest
                                 magazine  since March 1996.  He served  as
                                 Worldwide Executive Editor from June  1994
                                 to   March  1996  and  Executive   Editor,
                                 International from October  1991  to  June
                                 1994.  He joined the Company in 1988.


      Pursuant to the By-Laws of the Company, officers serve at the pleasure of the Board of Directors. Officers of the Company are elected annually to serve until their respective successors are elected and qualified.


ITEM 2.PROPERTIES

       The Company's headquarters and principal operating facilities are situated on approximately 120 acres in Westchester County, New York, much of which the Company acquired in 1940. The site includes five principal buildings aggregating approximately 703,000 square feet that house executive, administrative, editorial and operational offices, and data processing and other facilities. In New York City, the Company leases approximately 167,000 square feet of office space in a total of two buildings, portions of which are used as editorial offices for its books and home entertainment products business, as advertising sales offices for Reader's Digest magazine and as offices for the Company's special interest magazines. The Company leases space totaling approximately 51,000 square feet for an editorial bureau, advertising sales offices and other purposes in various cities in the United States. QSP leases approximately 163,000 square feet in Conyers, Georgia.

     The Company owns approximately 1,459,100 square feet and leases approximately 467,300 square feet of space outside the United States that is utilized by the Company's international operating subsidiaries principally as headquarters, administrative and editorial offices and warehouse space. The foregoing properties owned by the Company include 207,000 square feet of space in Swindon, England, in a building owned by the Company on land leased by the Company through 2076.

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


ITEM 4.SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matter was submitted to a vote of security holders of the Company during the fourth quarter of the fiscal year ended June
30, 1998.


                             PART II


ITEM 5.MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
       STOCKHOLDER MATTERS

      The information required under this Item is contained under the  caption "Selected Quarterly Financial Data and Dividend  and
Market   Information"   in   the  section   entitled   "Financial
Information."


ITEM 6.SELECTED FINANCIAL DATA

      The information required under this Item is contained under the caption "Selected Quarterly Financial Data and Dividend and
Market Information" and "Selected Financial Data" in the section entitled "Financial Information."


ITEM 7.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
       CONDITION AND RESULTS OF OPERATION

      The information required under this Item is contained under the caption "Management's Discussion and Analysis" in the section entitled "Financial Information."


ITEM 8.FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The information required under this Item is contained in the section entitled "Financial Information."


ITEM 9.CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
       ACCOUNTING AND FINANCIAL DISCLOSURE

     None.


                            PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      Information with respect to directors of the Company under the caption "Proposal 1: Election of Directors" in the Proxy Statement for the Annual Meeting of Stockholders of the Company to be held on November 13, 1998 is incorporated herein by reference. Information with respect to executive officers of the Company appears under the caption "Executive Officers of the Company" in Item 1 of Part I hereof and is incorporated herein by reference.


ITEM 11.  EXECUTIVE COMPENSATION

     Information with respect to executive compensation under the captions "Executive Compensation," "Report of the Compensation and Nominating Committee" and "Performance Graph" in the Proxy Statement for the Annual Meeting of Stockholders of the Company to be held on November 13, 1998 is incorporated herein by reference.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      Information with respect to security ownership of certain beneficial owners and management under the caption "Equity Security Ownership" in the Proxy Statement for the Annual Meeting of Stockholders of the Company to be held on November 13, 1998 is incorporated herein by reference.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     None.
                             PART IV


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(1) Financial Statements
       The information required by this Item is contained in the section entitled "Financial Information."

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

10.4 The Reader's Digest Association, Inc. Severance Plan for Senior Management (Amendment and Restatement as of July 8,
     1994) filed as Exhibit 10.5 to the registrant's Form 10-K for the year ended June 30, 1994, is incorporated herein by reference.*

10.5 The Reader's Digest Association, Inc. Income Continuation Plan for Senior Management (amended and restated) filed as
     Exhibit 10.5 to the registrant's Form 10-K for the year ended June 30, 1993, is incorporated herein by reference.*

10.6 Excess Benefit Retirement Plan of The Reader's Digest Association, Inc. (Amendment and Restatement as of July 1,
     1994) filed as Exhibit 10.7 to the registrant's Form 10-K for the year ended June 30, 1994, is incorporated herein by reference.*

10.7 Supplemental  Retirement  Benefit  Agreement  dated  as   of
     September 13, 1991 between the registrant and James P. Schadt filed as Exhibit 10.16 to the registrant's Form 10-K for the year ended June 30, 1993, is incorporated herein by reference.*

10.8 Supplemental Retirement Benefit Agreement dated as of June 8, 1994 between the registrant and Martin J. Pearson filed as Exhibit 10.15 to the registrant's Form 10-K for the year ended June 30, 1995 is incorporated herein by reference.*

10.9 The Reader's Digest 1992 Executive Retirement Plan (Amendment and Restatement as of October 10, 1996) filed as
     Exhibit 10.12 to the registrant's Form 10-K for the year ended June 30, 1997, is incorporated herein by reference.*

10.10  The   Reader's  Digest  Association,  Inc.  Executive
       Financial Counseling Plan, amended and restated as  of  July
       1, 1998.*

10.11  Amendment  No. 1 to  The  Reader's Digest  Association,
       Inc. Management Incentive  Compensation
       Plan  (effective  as  of April 11, 1996)  filed  as  Exhibit
       10.1.1 to the registrant's Form 10-Q for the quarter ended March 31, 1996, is incorporated herein by reference.*

10.12  Termination Agreement dated as of
       April 1, 1996 between the registrant and James P. Schadt, filed as Exhibit 10.23 to the registrant's Form 10-Q for the quarter ended March 31, 1996, is incorporated herein by reference.*

10.13  Termination Agreement dated as of
       April 1, 1996 between the registrant and Paul A. Soden, filed as Exhibit 10.25 to the registrant's Form 10-Q for the quarter ended March 31, 1996, is incorporated herein by reference.*

10.14  Termination Agreement dated as of
       April 1, 1996 between the registrant and Stephen R. Wilson, filed as Exhibit 10.26 to the registrant's Form 10-Q for the quarter ended March 31, 1996, is incorporated herein by reference.*

10.15  Termination Agreement dated as of
       April 1, 1996 between the registrant and Martin J. Pearson, filed as Exhibit 10.24 to the registrant's Form 10-Q for the quarter ended December 31, 1996, is incorporated herein by reference.*

10.16  Agreement dated June 18, 1997
       between the registrant and James P. Schadt filed as Exhibit
       10.24 to the registrant's Form 10-K for the year ended June 30, 1997, is incorporated by reference.*

10.17  Agreement dated as of August 1,
       1997 between the registrant and Martin J. Pearson filed as
       Exhibit 10.25 to the registrant's Form 10-K for the year ended June 30, 1997, is incorporated by reference.

10.18  Agreement dated August 10, 1997 between the registrant
       and James  P. Schadt  filed  as  Exhibit  10.26  to   the
       registrant's Form 10-K for the year ended June 30, 1997, is incorporated by reference.*


10.19 US$400,000,000 Competitive Advance and Revolving Credit Facility Agreement dated as of November 12, 1996 between the registrant, the Borrowing Subsidiaries, The Chase Manhattan Bank and J.P. Morgan Securities Inc., filed as Exhibit 10.23 to the registrant's Form 10-Q for the quarter ended December 31, 1996, is incorporated herein by reference.

10.20 Agreement dated as of August 11, 1997 between the registrant and George V. Grune, filed as Exhibit 10.28 to the registrant's Form 10-Q for the quarter ended September 30, 1997, is incorporated herein by reference.*

10.21 First Amendment dated as of September 17, 1997 to the $400,000,000 Competitive Advance and Revolving Credit Facility Agreement dated as of November 12, 1996 among the registrant, the Borrowing Subsidiaries, The Chase Manhattan Bank and J.P. Morgan Securities Inc., filed as Exhibit 10.29 to the registrant's Form 10-Q for the quarter ended September 30, 1997, is incorporated herein by reference.

10.22  The   Reader's  Digest  Association,  Inc.   Director
       Compensation  Program,  filed  as  Exhibit  10.31   to   the
       registrant's Form 10-Q for the quarter ended March 31, 1998, is incorporated herein by reference.*

10.23  The   Reader's  Digest  Association,  Inc.   Deferred
       Compensation Plan for Directors, amended and restated as of March 13, 1998, filed as Exhibit 10.31 to the registrant's Form 10-Q for the quarter ended March 31, 1998, is incorporated herein by reference.*

10.24  Employment Agreement dated as of April 28, 1998 between the registrant and Thomas O. Ryder, filed as Exhibit 10.33 to the registrant's Form 10-Q for the quarter ended March 31, 1998, is incorporated herein by reference.*

10.25  First  Amendment Agreement dated as of April 28,  1998 between the registrant and George V. Grune, filed as Exhibit
       10.34 to the registrant's Form 10-Q for the quarter ended March 31, 1998, is incorporated herein by reference.*

10.26  The Reader's Digest Association, Inc. 1994 Key Employee
       Long Term Incentive Plan, as amended and restated effective as of April 28, 1998, filed as Exhibit 10.35 to the registrant's Form 10-Q for the quarter ended March 31, 1998, is incorporated herein by reference.*

10.27 Second Amendment dated as of June 2, 1998 to the $400,000,000 Competitive Advance and Revolving Credit Facility Agreement dated as of November 12, 1996 among the registrant, the Borrowing Subsidiaries, The Chase Manhattan Bank and J.P. Morgan Securities Inc.

10.28  Termination  Agreement dated  as  of  April  10,  1997 between the registrant and George S. Scimone.*

10.29  Termination  Agreement dated  as  of  April  10,  1998 between the registrant and Gregory G. Coleman.*

10.30  Termination  Agreement dated as of September  8,  1997 between the registrant and M. John Bohane.*

10.31  Termination  Agreement dated as of September  8,  1997 between the registrant and Marcia M. Lefkowitz.*

10.32  Supplemental Retirement Benefit Agreement dated as  of
       November  15,  1991 between the registrant  and  Gregory  G.
       Coleman.*

10.33  Supplemental Retirement Benefit Agreement dated as  of
       August  17,  1998  between  the  registrant  and  Marcia  M.
       Lefkowitz.*

10.34 Agreement dated as of November 14, 1997 between the registrant and Thomas A. Belli.*

10.35 Supplemental Retirement Benefit Agreement dated as of August 22, 1988 between the registrant and George V. Grune filed as Exhibit 10.7 to the Registration Statement on Form S-1 (Registration No. 33-32566) filed by registrant on December 19, 1989, is incorporated herein by reference.*

10.36 Supplemental Retirement Benefit Agreement dated as of August 25, 1988 between the registrant and M. John Bohane filed as Exhibit 10.11 to the Registration Statement on Form S-1 (Registration No. 33-32566) filed by registrant on December 19, 1989, is incorporated herein by reference.*

10.37 Supplemental Retirement Agreement dated as of May  15,
      1985  between  the registrant and George V. Grune  filed  as
      Exhibit 10.12 to the Registration Statement on Form S-1 (Registration No. 33-32566) filed by registrant on December 19, 1989, is incorporated herein by reference.*

13    Financial  information contained in the  section  "Financial
      Information."

21   Subsidiaries of the registrant.

23   Consent of KPMG Peat Marwick LLP.

27   Financial Data Schedule.


(b)  Reports on Form 8-K

     During the three months ended June 30, 1998, the Company filed the following report on Form 8-K:

     Form 8-K dated April 28, 1998, which included a copy of a press release relating to senior management changes.


*Denotes a management contract or compensatory plan.

                           SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            THE READER'S DIGEST ASSOCIATION, INC.


                            By: Thomas O. Ryder
                               (Thomas O. Ryder)
                                Chairman and Chief Executive Officer
Date:  September 24, 1998


      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

         Signature                  Title              Date

     Thomas O. Ryder        Chairman and Chief    September 24, 1998
     (Thomas O. Ryder)      Executive Officer and
                            a Director

     Melvin R. Laird        Vice President and    September  24, 1998
     (Melvin R. Laird)      Senior Counsellor and
                            a Director

     George S. Scimone      Senior Vice President  September 24, 1998
     (George S. Scimone)    and Chief
                            Financial Officer
                            (chief accounting
                            officer)

     Lynne V. Cheney        Director              September  24, 1998
     (Lynne V. Cheney)

     M. Christine DeVita    Director              September  24, 1998
     (M. Christine DeVita)

     George V. Grune        Director              September  24, 1998
     (George V. Grune)

     James E. Preston       Director              September  24, 1998
     (James E. Preston)

     Lawrence R. Ricciardi  Director              September  24, 1998
     (Lawrence R. Ricciardi)

     Robert G. Schwartz     Director              September  24, 1998
     (Robert G. Schwartz)

     C.J. Silas             Director              September  24, 1998
     (C.J. Silas)

     William J. White       Director              September  24, 1998
     (William J. White)

              THE READER'S DIGEST ASSOCIATION, INC.

                      FINANCIAL INFORMATION


                                                            Page

Business Segment Financial Information                      21

Geographic Financial Information                            22

Management's Discussion and Analysis                        23

Financial Statements:

Consolidated Statements of Income--For the Years Ended June   31
30, 1998, 1997and 1996

Consolidated Balance Sheets--June 30, 1998 and 1997           32

Consolidated Statements of Cash Flows--For the Years Ended    33
June 30, 1998, 1997 and 1996

Consolidated Statements of Changes in Stockholders' Equity--  34
For the Years Ended June 30, 1998, 1997 and 1996

Notes to Consolidated Financial Statements                    35

Independent Auditors' Report                                  45

Report of Management                                          45

Selected Financial Data                                       46

Selected Quarterly Financial Data and Dividend and  Market    46
Information (Unaudited)

Management Information                                        47

Corporate and Shareholder Information                         48

The Reader's Digest Association, Inc. and Subsidiaries

BUSINESS SEGMENT FINANCIAL INFORMATION

                                               Years ended June 30,
In millions                                1998        1997        1996
Revenues
 Reader's Digest Magazine              $   712.3    $ 729.2    $   739.8
 Books and Home Entertainment Products   1,635.0    1,850.5      2,099.4
 Special Interest Magazines                 97.0       81.9         91.9
 Other Businesses                          193.1      181.0        170.6
 Intersegment                               (3.7)      (3.6)        (3.6)
                                       $ 2,633.7  $ 2,839.0    $ 3,098.1
Operating profit F1
 Reader's Digest Magazine              $    16.7     $ 42.7    $    11.2
 Books and Home Entertainment Products      37.9      175.6        192.0
 Special Interest Magazines                  1.7        0.4        (21.1)
 Other Businesses                           19.9       22.5         (9.9)
 Corporate Expense                         (46.0)     (48.4)       (62.9)
                                       $    30.2    $ 192.8    $   109.3
Identifiable assets
 Reader's Digest Magazine              $   380.4    $ 410.4    $   358.3
 Books and Home Entertainment Products     853.6      881.8        981.1
 Special Interest Magazines                 75.0       76.4         66.4
 Other Businesses                           70.8       75.1         76.9
 Corporate                                 184.2      200.1        421.4
                                       $ 1,564.0  $ 1,643.8    $ 1,904.1
Depreciation and amortization
 Reader's Digest Magazine              $    10.5     $ 11.2    $    11.8
 Books and Home Entertainment Products      27.2       27.8         30.4
 Special Interest Magazines                  3.3        2.0          1.6
 All other                                   5.2        5.7          5.0
                                       $    46.2     $ 46.7    $    48.8
Capital expenditures
 Reader's Digest Magazine              $     9.2     $ 22.9    $    14.7
 Books and Home Entertainment Products      20.3       75.9         36.8
 All other                                   4.6       11.8          8.1
                                       $    34.1    $ 110.6    $    59.6

F1 Operating profit for 1998, 1997 and 1996 reflects the allocation of other operating items of $70.0, $35.0 and $235.0, respectively, to the business segment financial information as follows (refer to note TWO in Notes to Consolidated Financial Statements for further information): Reader's Digest Magazine $7.7, $5.6 and $37.6, Books and Home Entertainment Products $45.6, $25.5 and $130.1, Special Interest Magazines $1.0, $--- and $21.4, Other Businesses $4.5, $0.5 and $42.1, and Corporate Expense $11.2, $3.4 and $3.8, respectively.


The Reader's Digest Association, Inc. and Subsidiaries

GEOGRAPHIC FINANCIAL INFORMATION

                                             Years ended June 30,
In millions                             1998         1997        1996
Revenues
 United States                       $ 1,181.4     $ 1,236.4    $1,278.9
 Europe                                1,035.3       1,172.2     1,379.7
 Pacific and Other Markets               424.1         439.8       445.6
 Interarea                                (7.1)         (9.4)       (6.1)
                                     $ 2,633.7     $ 2,839.0    $3,098.1
Revenues interarea
 United States                       $     2.7     $     2.9    $    3.2
 Europe                                    3.5           5.3         2.4
 Pacific and Other Markets                 0.9           1.2         0.5
                                     $     7.1     $     9.4    $    6.1
Operating profit F1
 United States                       $    47.3     $   133.8    $   16.6
 Europe                                   11.1          94.1       110.0
 Pacific and Other Markets                17.8          13.3        45.6
 Corporate Expense                       (46.0)        (48.4)      (62.9)
                                     $    30.2     $   192.8    $  109.3
Identifiable assets
 United States                       $   642.8     $   661.0    $  664.9
 Europe                                  510.9         542.2       563.4
 Pacific and Other Markets               226.1         240.5       254.4
 Corporate                               184.2         200.1       421.4
                                     $ 1,564.0     $ 1,643.8    $1,904.1

F1 Operating profit for 1998, 1997 and 1996 reflects the allocation of other operating items of $70.0, $35.0 and $235.0, respectively, to the geographic financial information as follows (refer to note TWO in Notes to Consolidated Financial Statements for further information): United States $36.7, $15.3 and $151.0, Europe $22.1, $7.4 and $63.5, Pacific and Other Markets $---, $8.9 and $16.7, and Corporate Expense $11.2, $3.4 and $3.8, respectively.

The Reader's Digest Association, Inc. and Subsidiaries

MANAGEMENT'S DISCUSSION AND ANALYSIS
Dollars in million, except per share data

Management's discussion and analysis as it pertains to geographic and business segment information has been written excluding the effect of the 1998 first quarter charges of $70.0, the 1997 fourth quarter charges of $35.0 and the 1996 third quarter charges of $245.0 (referred to as the operating charges) in order to analyze the results on a comparable basis. In addition, in 1996 reported results included $10.0 of savings recognized as a result of the finalization of the company's lease termination program in the United Kingdom.

 The 1998 first quarter charges were composed primarily of severance costs of $39.5 associated with workforce reductions in Europe, the United States, and at the corporate level; and other costs associated with the discontinuation of certain businesses and the realignment of business processes and operations. Businesses that were discontinued include a children's book club in the United States, and the company's investment in a World Wide Web navigation service. The realignment of business processes and operations also related to certain vendor contracts in the United States and Europe.

Results of Operations

1998 v. 1997 Worldwide revenues for 1998 decreased to $2,633.7, or by 7%, compared with $2,839.0 for 1997. Excluding the adverse effect of changes in foreign currency exchange rates, revenues decreased 3%. This decline was because of lower unit sales, lower-priced product offerings and sales of a lower-priced product mix within Books and Home Entertainment Products. The decrease in unit sales was predominantly a result of lower mail quantities, fewer profitably promotable customers and lower customer response to promotional mailings primarily in most developed markets. Revenues declined principally in the United States, Germany, Canada and other developed markets. This decrease was largely offset by growth in developing markets in Eastern Europe and Latin America.

 The company reported worldwide operating profit of $30.2 in 1998, compared with $192.8 in 1997. The 1998 and 1997 results reflect operating charges of $70.0 ($51.8 after tax, or $0.49 per share) and $35.0 ($22.2 after tax, or $0.21 per share), respectively. Excluding the effect of the operating charges, worldwide operating profit decreased by 56% in 1998 compared with 1997. These operating results reflect lower revenues in most developed markets, significant declines in operating results in the United States and Germany and higher proportionate product costs and promotional spending, slightly offset by the benefits of cost-containment initiatives in most developed markets.

 The company reported net income of $17.9, or $0.16 per share in 1998, compared with net income of $133.5, or $1.24 per share in 1997. Excluding the effect of the operating charges, basic and diluted earnings per share decreased 56% to $0.64 in 1998, compared with $1.45 in 1997.

 1997 v. 1996 Worldwide revenues for 1997 decreased to $2,839.0, or by 8%, compared with $3,098.1 for 1996. Excluding the adverse effect of changes in foreign currency exchange rates, revenues decreased 7%. Revenues declined in all geographic areas, particularly in the company's European operations. The decrease in revenues was principally because of lower unit sales and, to a lesser extent, lower-priced product offerings and sales of a lower-priced product mix in Books and Home Entertainment Products. External factors, including weak European economies and increased competitive pressures globally, affected revenues. Tactical implementation of many simultaneous strategic initiatives, including varying the quantity and frequency of promotional mailings, moderating product pricing and introducing greater promotion variety and less aggressive sweepstakes, also contributed to lower worldwide revenues in 1997.

 Worldwide operating profit increased to $192.8 in 1997, compared with $109.3 in 1996. The 1997 and 1996 results reflect operating charges of $35.0 ($22.2 after tax, or $0.21 per share) and $245.0 ($169.8 after tax, or $1.57 per share), respectively. Excluding the effect of the operating charges, worldwide operating profit decreased by 36% in 1997, compared with 1996. These operating results reflect the impact of lower revenues and higher inventory write-offs as a result of lower customer response to third and fourth quarter 1997 promotional mailings, partially offset by the benefits of cost-containment initiatives.

 The company reported net income of $133.5, or $1.24 per share in 1997, compared with $80.6, or $0.73 per share in 1996. Excluding the effect of the operating charges, basic and diluted earnings per share decreased 37% to $1.45 in 1997, compared with $2.30 in 1996, which includes the benefit of $0.09 per share from the savings recognized as a result of the finalization of the company's lease termination program in the United Kingdom.

Other Income, Net

1998 v. 1997                  Other income, net for 1998
decreased to $11.3, compared with $17.4 in the prior year.
This decrease was primarily because of lower gains on foreign exchange transactions and hedging activity ($1.3 in 1998, compared with $8.5 in 1997), lower interest income ($6.9 in 1998, compared with $11.4 in 1997), and higher interest expense ($9.4 in 1998, compared with $7.0 in 1997), which were partially offset by gains on the sales of certain assets ($10.2 in 1998, compared with $1.4 in 1997).

 1997 v. 1996 Other income, net for 1997 decreased to $17.4, compared with $28.4 in 1996. This decrease was primarily because of lower interest income ($11.4 in 1997, compared with $21.5 in 1996), lower gains on the sales of certain investments ($7.0 in 1997, compared with $15.8 in 1996), and higher interest expense ($7.0 in 1997, compared with $2.4 in 1996), which were partially offset by higher gains on foreign exchange transactions and hedging activity ($8.5 in 1997, compared with a loss of $6.1 in 1996).

Income Taxes

1998 v. 1997      The reported tax rate for 1998
was 56.9%, compared with a reported rate of 36.5% for 1997. Excluding the effect of the operating charges, the overall effective tax rate was 37.5% and 36.5% in 1998 and 1997, respectively. The higher effective tax rate in 1998 was primarily because of a reduced amount of foreign tax credits available.

 1997 v. 1996 The reported tax rate for 1997 was 36.5%, compared with a reported rate of 41.5% for 1996. Excluding the effect of the operating charges, the overall effective tax rate was 36.5% and 35.5% in 1997 and 1996, respectively. The lower effective rate in 1996 was primarily attributable to favorable settlements relating to prior years.

Geographic Areas

                    Operating Profit by Geographic Area
                                                      Other
                                           As       operating       As
1998                                    reported      items      adjusted
United States                          $  47.3        $ 36.7     $  84.0
Europe                                    11.1          22.1        33.2
Pacific and Other Markets                 17.8           ---        17.8
Corporate Expense                        (46.0)         11.2       (34.8)
                                       $  30.2        $ 70.0    $  100.2
1997
United States                          $ 133.8        $ 15.3    $  149.1
Europe                                    94.1           7.4       101.5
Pacific and Other Markets                 13.3           8.9        22.2
Corporate Expense                        (48.4)          3.4       (45.0)
                                       $ 192.8        $ 35.0    $  227.8

United States

1998 v. 1997                  Revenues in the United States
decreased from $1,236.4 in 1997 to $1,181.4, or by 4%, in 1998.
Revenues declined across all product lines within Books and Home Entertainment Products, but most significantly as a result of lower unit sales in general books and, to a lesser extent, video products. These declines were moderately offset by increased revenues in Special Interest Magazines and at QSP, the company's youth fund-raising organization. The decrease in general books revenues was primarily a result of lower customer response to promotional mailings, lower mail quantities, and fewer profitably promotable customers in 1998. Video revenues declined primarily because of lower mail quantities, lower customer response to promotional mailings and, to a lesser extent, a lower-priced mix of products sold in 1998. The increase in Special Interest Magazines was primarily a result of the acquisition of Walking magazine in the third quarter of 1997. QSP revenues increased primarily resulting from growth in magazine subscription sales. Operating profit decreased 44% to $84.0 in 1998 compared with $149.1 in 1997, because of the revenue decrease, higher promotional spending in order to acquire and renew subscribers to Reader's Digest Magazine and higher inventory reserve levels as a result of the lower customer response rates, slightly offset by lower paper costs.

 1997 v. 1996                      Revenues in the United States
decreased from $1,278.9 in 1996 to $1,236.4, or by 3%, in 1997.
This decrease was primarily attributable to lower unit sales in Books and Home Entertainment Products. Revenues were also adversely affected by the absence of revenues resulting from the sale of Travel Holiday magazine in the third quarter of 1996. Within Books and Home Entertainment Products, lower unit sales were principally caused by declines in Condensed Books and music products. The decrease in Condensed Books and music products sales was caused by lower customer response to promotional mailings. Operating profit decreased 11% to $149.1 in 1997 compared with $167.6 in 1996 because of lower revenues and lower customer response to promotional mailings, partially offset by lower paper costs and the benefit of cost-containment initiatives.

Europe

1998 v. 1997                  Revenues in Europe decreased from
$1,172.2 in 1997 to $1,035.3, or by 12%, in 1998.  Excluding
the adverse effect of changes in foreign currency exchange rates, revenues decreased 3%. The revenue decrease was primarily because of lower Books and Home Entertainment Products revenues resulting from lower-priced product offerings and sales of a lower-priced product mix in most product lines, as well as lower unit sales of series books and Condensed Books. Lower average prices were a result of the reduction of prices in certain markets coupled with a lower-priced mix of products offered in 1998, principally in music and video products. Product expansion in Eastern European markets, principally in general books, music and video products, was more than offset by lower sales in most other markets, including major markets. This was particularly evident in Germany, where sales and operating profit have declined more significantly than in other markets. Lower unit sales were a result of a reduction in shipments caused by fewer customers carried into 1998 for series books and Condensed Books, lower mail quantities, fewer profitably promotable customers, and lower customer response to promotional mailings. Operating profit decreased 67% to $33.2 in 1998, compared with $101.5 in 1997, as a result of lower revenues and higher proportionate product costs and promotional spending, slightly offset by the benefits of cost-containment initiatives in most developed markets.

 1997 v. 1996 Revenues in Europe decreased from $1,379.7 in 1996 to $1,172.2, or by 15%, in 1997. Excluding the adverse effect of changes in foreign currency exchange rates, revenues decreased 12%. The decrease in revenues was primarily attributable to lower unit sales and, to a lesser extent, lower-priced product offerings and sales of a lower-priced product mix within Books and Home Entertainment Products. Revenues declined in all product lines within Books and Home Entertainment Products, except for video products. Operating profit decreased from $173.5 in 1996 to $101.5, or by 41%, in 1997. Results in 1997
were unfavorably affected by the continuing general weakness in European economies, increased competitive pressures and the company's ongoing actions to restore long-term growth in this region. These actions included the selective modification of the number of promotional mailings and mail quantity in a given mailing, variation of promotional formats and moderation of product prices. The impact of these items was partially offset by the benefit of lower product returns and bad debts and the implementation of cost-containment initiatives.

Pacific and Other Markets

1998 v. 1997 Revenues in Pacific and Other Markets decreased from $439.8 in 1997 to $424.1, or by 4%, in 1998. Excluding the
adverse effect of changes in foreign currency exchange rates, revenues increased 4%. Revenues increased primarily as a result of higher unit sales of Books and Home Entertainment Products, as well as higher circulation revenues for Reader's Digest Magazine. Within Books and Home Entertainment Products, higher unit sales of general books and, to a lesser extent, music products were moderately offset by lower unit sales of Condensed Books and video products. Higher revenues in Latin America, reflecting product expansion and increased circulation levels, primarily in Brazil, were largely offset by significant revenue declines in Canada and, to a lesser extent, in Australia because of lower mail quantities and lower customer response to promotional mailings in 1998. In addition, revenues declined in Canada because of the effects of a postal strike in November 1997 and severe ice storms that forced closure of the business and adversely affected postal service during the critical January mailing period. Operating profit decreased 20% to $17.8 in 1998, compared with $22.2 in 1997, primarily because of the declines in Canada and the negative impact of currency devaluation in the Far East. Excluding the devaluation, operating profit increased 20%, principally as a result of improved performance in Mexico and Brazil.

 1997 v. 1996 Revenues in Pacific and Other Markets decreased from $445.6 in 1996 to $439.8, or by 1%, in 1997. This decrease was caused by lower Books and Home Entertainment Products revenues; however, increased Reader's Digest Magazine circulation revenues in new countries offset almost three-quarters of this decline. Within Books and Home Entertainment Products, the decline in revenues resulted from lower-priced product offerings and sales of a lower-priced product mix, as well as lower unit sales in 1997, primarily in Condensed Books and general books. Higher revenues in Latin America, reflecting product expansion in Brazil and Argentina, were offset primarily by significant revenue declines in South Africa and in Australia. In South Africa, substantially lower mail quantities and customer response rates and the country's economic climate reduced unit sales. In Australia, lower customer response to promotional mailings, including the effect of promotional mailing variations and increased competitive pressures reduced unit sales. Operating profit decreased 64% in 1997 to $22.2, primarily because of higher proportionate promotional spending, continuing investments in new country expansion, and higher inventory write-offs as a result of the lower customer response rates.

Business Segments

                   Operating Profit by Business Segment
                                                         Other
                                                As     operating     As
1998                                         reported    items    adjusted
Reader's Digest Magazine                     $  16.7   $   7.7    $  24.4
Books and Home Entertainment Products           37.9      45.6       83.5
Special Interest Magazines                       1.7       1.0        2.7
Other Businesses                                19.9       4.5       24.4
Corporate Expense                              (46.0)     11.2      (34.8)
                                              $ 30.2   $  70.0     $100.2
1997
Reader's Digest Magazine                      $ 42.7   $   5.6      $48.3
Books and Home Entertainment Products          175.6      25.5      201.1
Special Interest Magazines                       0.4       ---        0.4
Other Businesses                                22.5       0.5       23.0
Corporate Expense                              (48.4)      3.4      (45.0)
                                              $192.8   $  35.0     $227.8

Reader's Digest Magazine

1998 v. 1997 Revenues for Reader's Digest Magazine decreased from $729.2 in 1997 to $712.3, or by 2%, in 1998. Excluding the
adverse effect of changes in foreign currency exchange rates, revenues increased 2%. The increase in revenues was attributable to higher circulation revenues, slightly offset by lower advertising revenues. Increased circulation levels, primarily in Russia and Brazil, were moderately offset by circulation declines in several major markets, particularly in Germany. In addition, slightly higher circulation revenues in the United States were attributable to a higher-priced mix of subscriptions, largely offset by a lower number of subscriptions sold in 1998. A decline in the number of advertising pages sold in the United States and Germany was slightly offset by a higher number of pages sold in Pacific and Other Markets. The decrease in advertising pages was slightly offset by a higher average rate per page, primarily in Europe. Operating profit for Reader's Digest Magazine decreased 50% to $24.4 in 1998, compared with $48.3 in 1997. The decrease reflected significantly higher promotional spending in the United States and other major markets to acquire and renew subscribers, partially offset by the benefits of cost-containment initiatives in most developed markets. Consistent with industry practice, the company periodically evaluates the financial implications of the circulation rate base of Reader's Digest Magazine worldwide. In order to increase the efficiency of its promotional spending, the company announced in September 1998 that it will reduce the rate base for Reader's Digest Magazine in the United States by 10% to 20%.

 1997 v. 1996 Revenues for Reader's Digest Magazine decreased from $739.8 in 1996 to $729.2, or by 1%, in 1997. Excluding the adverse effect of changes in foreign currency exchange rates, circulation revenues were about even year-over-year and advertising revenues increased slightly from the prior year. Increased circulation levels in Latin America, Eastern Europe and Thailand were offset by lower paid copies in several European countries and the United States. The increase in advertising revenues was attributable to a higher number of advertising pages sold in Pacific and Other Markets and the United States, offset by a lower number of pages in Europe and, to a lesser extent, a higher average price per page in the United States offset by a lower average price per page in Pacific and Other Markets. Operating profit for Reader's Digest Magazine decreased in 1997 to $48.3 compared with $48.8 in 1996. The decrease reflects lower revenues, increased promotional spending and investments in new countries, partially offset by lower paper costs and the benefit of cost-containment initiatives.

Books and Home Entertainment Products

1998 v. 1997 Revenues for Books and Home Entertainment Products decreased from $1,850.5 in 1997 to $1,635.0, or by 12%, in 1998.
Excluding the adverse effect of changes in foreign currency exchange rates, revenues decreased 7%. This decrease was principally attributable to the company's United States and European operations. The lower revenues were predominantly a result of significantly lower unit sales in series books, Condensed Books and general books and, to a lesser extent, lower-priced product offerings and sales of a lower-priced product mix in all product lines, principally in music and video products. The decline in series books and Condensed Books revenues was caused by a combination of a reduction in shipments caused by fewer customers carried into 1998, lower mail quantities and fewer profitably promotable customers, as well as lower customer response to promotional mailings in developed markets. In addition, in the United States, the frequency of Condensed Books shipments, a reduced number of series mailings and the scaling back of a book series also contributed to lower revenues.
General books revenue declines, most notably in the United States but also in most other developed markets, were offset by growth in Eastern Europe and Latin America, principally in Russia and Brazil. The substantial decrease in general books sales in the United States was primarily a result of lower customer response to promotional mailings, lower mail quantities and fewer profitably promotable customers in 1998. Operating profit for Books and Home Entertainment Products decreased 58% to $83.5 in 1998, compared with $201.1 in 1997. These operating results were affected by lower revenues, higher proportionate product costs in part because of higher inventory reserve levels in the United States and higher proportionate promotional spending.

 1997 v. 1996 Revenues for Books and Home Entertainment Products decreased from $2,099.4 in 1996 to $1,850.5, or by 12%, in 1997, principally attributable to the company's European operations. Excluding the adverse effect of changes in foreign currency exchange rates, revenues decreased 10%. Most product lines reported significantly lower revenues, primarily because of lower unit sales and, to a lesser extent, lower-priced product offerings and sales of a lower-priced product mix. External factors, including weak European economies and increased competitive pressures globally, affected revenues. Tactical implementation of many simultaneous strategic initiatives, including varying the quantity and frequency of promotional mailings, moderating product pricing and introducing greater promotion variety and less aggressive sweepstakes, contributed to lower revenues in 1997. Operating profit for Books and Home Entertainment Products decreased in 1997 to $201.1 compared with $322.1 in 1996. These operating results were affected by the impact of the company's strategic actions to restore long-term growth in Europe, lower than anticipated responses to promotional mailings in Pacific and Other Markets, higher inventory write-offs as a result of lower customer response to promotional mailings in the third and fourth quarter of 1997, and lower customer response to Condensed Books promotional mailings.

Special Interest Magazines

1998 v. 1997 Revenues for Special Interest Magazines increased from $81.9 in 1997 to $97.0, or by 18%, in 1998. This increase was primarily attributable to the acquisition of Walking magazine in the third quarter of 1997. Excluding Walking, revenues increased 5%, principally resulting from a higher number of advertising pages sold and, to a lesser extent, higher circulation levels in 1998. Operating profit for Special Interest Magazines improved to $2.7 in 1998, compared with $0.4 in 1997, primarily as a result of the higher revenues, which were partially offset by increased promotional spending associated with Walking.

 1997 v. 1996 Revenues for Special Interest Magazines decreased from $91.9 in 1996 to $81.9, or by 11%, in 1997. This decrease was primarily attributable to the absence of revenues resulting from the sale of Travel Holiday magazine in the third quarter of 1996. Excluding prior year revenues from Travel Holiday, revenues increased 8% in 1997 compared with 1996. The acquisition of Walking magazine in the third quarter of 1997 accounted for 3% of the increase in revenues. Revenues also increased almost equally because of higher circulation levels and advertising pages sold in 1997. Operating performance improved in 1997 compared with 1996 primarily reflecting the increases in circulation and advertising revenues.

Other Businesses

1998 v. 1997 Revenues for Other Businesses, net of intersegment sales, increased in 1998 to $189.4, or by 7%, compared with the prior year, primarily as a result of growth in magazine subscription sales at QSP in the United States. Operating profit improved primarily because of the disposal of the company's investment in a World Wide Web navigation service, largely offset by higher inventory reserve levels in the merchandise catalog business in the United Kingdom and higher promotional costs at QSP.

 1997 v. 1996 Revenues for Other Businesses, net of intersegment sales, increased in 1997 to $177.4, or by 6%, compared with the prior year, primarily because of growth in the merchandise catalog business in the United Kingdom, higher sales at QSP in the United States and the introduction of a merchandise catalog business in the United States. Operating profit decreased because of costs associated with the company's investment in a World Wide Web navigation service in 1997 and higher proportionate promotional costs associated with the launch of the catalog business in the United States, which were partially offset by increased profits at QSP.

Corporate Expense

Corporate Expense in 1998 declined 23% to $34.8 compared with $45.0 in 1997, primarily as a result of the benefit of cost-containment initiatives and, to a lesser extent, savings in employee benefits costs. Corporate Expense in 1997 decreased 24% to $45.0 compared with $59.1 in 1996 principally because of lower recruiting and relocation expenses and the benefit of cost-containment initiatives.

Fourth Quarter Results

Worldwide revenues for the fourth quarter of 1998 decreased to $624.3, or by 2%, compared with $636.1 in the fourth quarter of 1997. Excluding the adverse effect of changes in foreign currency exchange rates, revenues increased 2%. Growth in revenues in Eastern Europe and Latin America was largely offset by declines in the United States and other developed markets.
The increase in revenues was attributable primarily to higher unit sales in Condensed Books and series books within Books and Home Entertainment Products. The company reported worldwide operating profit of $5.6 in the fourth quarter of 1998, compared with an operating loss of $37.9 in the fourth quarter of 1997. Excluding the effect of the operating charges, the operating loss was $2.9 in the fourth quarter of 1997. The operating loss in 1997 primarily reflects higher levels of inventory write-offs than in 1998 as a result of lower than anticipated customer response to promotional mailings that occurred in the third and fourth quarter of 1997. Operating performance improved in the fourth quarter of 1998 compared with the fourth quarter of 1997 primarily as a result of the lower levels of inventory write-offs, moderately offset by higher promotional spending to acquire and renew subscribers to Reader's Digest Magazine.

 The company reported net income of $5.4, or $0.05 per share in the fourth quarter of 1998, compared with a net loss of $22.8, or $0.22 per share in the fourth quarter of 1997. Excluding the effect of the operating charges, the loss per share was $0.01 in the fourth quarter of 1997.

Currency Risk Management

The company is exposed to the effect of foreign exchange rate fluctuations on the U.S. dollar value of its foreign subsidiaries' income. The company purchases foreign currency option contracts to minimize the effect of fluctuating foreign currencies on its earnings and specifically identifiable anticipated transactions. In addition, the company enters into forward contracts to minimize the effect of fluctuating foreign currency exchange rates on certain foreign currency denominated assets and liabilities. The company's primary foreign currency market exposures include the British pound, the German mark and the French franc. In addition, the company anticipates that its operations in Russia will be negatively affected by the devaluation of the ruble. This may have a material adverse effect on the company's results of operations for fiscal 1999.
At June 30, 1998, the company estimated that the results of a uniform 10% weakening in the value of the dollar relative to the currencies in which the options and forwards are denominated would result in a net decrease in the fair value of these instruments of approximately $4.0. This estimate, however, includes changes in the fair value of forward contracts which would be substantially offset by the related impact on the assets and liabilities being hedged. This calculation assumes that each exchange rate would change in the same direction relative to the U.S. dollar. Changes in exchange rates not only affect the dollar value of the fair value, but also impact the underlying foreign subsidiaries' income. The company's sensitivity analysis as described above does not factor in a potential change in sales levels, local currency prices, or amounts of options or forwards to cover these changes. Additional information concerning derivative financial instruments is available in notes ONE and FIVE in Notes to Consolidated Financial Statements.

Forward-Looking Information

Strategic Initiatives

The company is undertaking a three-phase strategy to build on its fundamental strengths and create growth opportunities over the next three years.

 In July 1998, the company announced as the first step in this strategy a global reorganization that includes the following key elements:

    The organization of operations into four business groups
  (Global Books and Home Entertainment, United States Magazine
  Publishing, International Magazine Publishing and QSP, Inc.) to make greater use of global scale.

    The restructuring of editorial organizations to ensure editorial quality and integrity worldwide.

    The establishment of new reporting relationships to sharpen focus and accountability.

    The reassignment of certain executives as well as the hiring of new people with key skill sets.

 The second phase of the strategy, announced in September 1998, targets the restructuring of costs and the raising of capital.
The main components of the restructuring are:

    The elimination or rationalization of unproductive businesses.

    Cost reductions and re-engineering.

    Leveraging the asset base of the company.

 The elimination or rationalization of unproductive businesses, which is expected to be completed within the next 18 months, will generally involve the following actions:

    The sale or joint venturing of proprietary publishing operations in Scandinavia, Finland, Benelux, Italy and South
  Africa.

    The elimination or redirection of certain product lines, including adult and children's retail book publishing, the Today's Best Nonfiction book series, and video or music businesses in selected international markets.

 Cost reduction and re-engineering activities will involve the following:

    A 20-25% reduction in the number of individual promotional mailings globally, including the elimination of related product development and overhead costs. The company anticipates that this will increase response rates on continuing mailings.

    A 10-20% reduction in the circulation rate base for Reader's
Digest Magazine in the United States to improve the efficiency of promotional spending. This action is also expected to reduce circulation and advertising revenue in the short term.

    The outsourcing of support functions in areas where it is cost-effective and the consolidation of suppliers and combination of purchasing efforts for greater negotiating leverage.

 Implementation of the second phase of the strategy is expected to reduce the company's annual expense base, excluding other operating items, by $300.0 to $350.0 and reduce annual revenues by approximately $200.0 by the end of fiscal 2001. As a result, the company believes that annual operating profit will increase by $100.0 to $150.0 in three years. The company expects to record charges to other operating items in a range of $30.0 to $50.0 in fiscal 1999 related to these actions as components of the plan are finalized.

 Leveraging the asset base of the company will include the following actions:

    The sale of important works from the art collection.

    The sale of international real estate holdings including its U.K. Canary Wharf facility.

    An expected reduction in the quarterly dividend for the second quarter of 1999 from $0.225 per share to $0.05 per share.

 The actions to leverage the asset base of the company are expected to convert approximately $200.0 of under-productive assets to cash in the next year and improve annual pre-tax cash flow by $150.0 to $200.0 by fiscal 2001.

 The announcement of the second phase of the strategy also focused on broadening the company's customer base to include more younger customers and more products for older customers.

 The third phase of the strategy is expected to be announced in January 1999 and will focus on plans to grow the business. This will include investing in internal opportunities, as well as targeting acquisitions that leverage the company's core strengths, expanding geographically, introducing new products and engaging in at least one completely new business.

Fiscal 1999 Results

 The company anticipates that its operations in Russia will be negatively affected by the devaluation of the ruble. This may have a material adverse effect on the company's results of operations for fiscal 1999.

 Notwithstanding the events in Russia, results for fiscal 1999 are expected to show a modest improvement over fiscal 1998 before the effects of the above-mentioned actions and other operating items; however, as the strategy is executed worldwide, results are expected to show additional improvement in 1999 and more significant benefits are anticipated over the next two to three years.

Impact of the Year 2000 Issue

The year 2000 issue is the result of computer programs which were written using only two digits, rather than four, to represent a year. Date-sensitive software or hardware may not be able to distinguish between 1900 and 2000 and programs that perform arithmetic operations, comparisons or sorting of date fields may begin yielding incorrect results. This could potentially cause a system failure or miscalculations that could disrupt operations.

 The Company's State of Readiness. The company has developed a remediation plan for its year 2000 issue that involves three overlapping phases:

1) Inventory - This phase includes the creation of an inventory of three functional areas:
     a) Applications and information technology (IT) equipment - These include all mainframe, network and desktop hardware and software, including custom and packaged applications, and IT embedded systems.

     b)                       Non-information technology (non-IT)
     embedded systems - These include non-IT equipment and machinery. Non-IT embedded systems, such as security, fire prevention and climate control systems typically include embedded technology, such as microcontrollers.

     c)  Vendor relationships - These
     include significant third party vendors and suppliers of goods and services, as well as vendor and supplier interfaces.

The United States and developed international markets have substantially completed the inventory phase and plan to be fully completed by December 1998.

2) Analysis - This phase includes the evaluation of the inventoried items for year 2000 compliance, the determination of the remediation method and resources required and the development of an implementation plan. A significant portion of the analysis phase is complete in the United States and developed international markets. The United States and major developed international markets expect to complete the analysis phase for non-IT embedded systems by December 1998. All other components of the analysis phase for the United States and developed international markets are expected to be completed by March 1999.

3) Implementation - This phase includes executing the implementation plan for all applicable hardware and software, interfaces and systems. This involves testing the changes, beginning to utilize the changed procedures in actual operations, testing in a year 2000-simulated environment and vendor interface testing. Subsequent to implementation, the company will conduct live testing on January 1 and 2, 2000, before business commences on January 3, 2000. The implementation phase, including testing for certain critical applications, has commenced in the United States and major developed international markets, and is expected to be completed by June 1999 for applications and IT equipment and non-IT embedded systems. All other components of the implementation phase for the United States and developed international markets are expected to be completed by September 1999.

 The company's operations in developing international markets, including operations in Latin America, Eastern Europe and the Far
East, are in the preliminary stages of assessing exposure with respect to their local year 2000 issues.

 The company's remediation plan for its year 2000 issue is an ongoing process and the estimated completion dates above are subject to change.

 The Risk of the Company's Year 2000 Issue. Overall, at this time the company believes that its systems will be year 2000 compliant in a timely manner for several reasons. Several significant marketing and fulfillment systems are already compliant. In addition, the company extensively utilizes certain shared applications that should be remediated once and then deployed to all appropriate markets. Also, comprehensive testing of all critical systems is planned to be conducted in a simulated year 2000 environment. Additionally, critical fulfillment systems in the United States and several developed international markets use a one-digit field to denote the year, therefore the date fields for these systems are updated every 10 years and the year 2000 is not an issue requiring separate attention.

 The company believes that the risk of developing international markets' not being year 2000 compliant on a timely basis is low primarily because the majority of their custom applications are shared systems that were developed in the United States and Canada and are currently year 2000 compliant, or are expected to be by December 31, 1998. In addition, since most of the equipment in these locations is relatively new there is less likelihood that the equipment is not currently year 2000 compliant.

 The company believes that the area of greatest risk to the company surrounding the year 2000 issue relates to significant suppliers' failing to remediate their year 2000 issues in a timely manner. The company has relationships with certain significant suppliers in most of the locations in which it operates. These relationships may be material to some local operations and, in the aggregate, may be material to the company. The company relies on suppliers to deliver a broad range of goods and services worldwide, including book and magazine printing services, supplies of promotional materials and paper, warehouse facilities, lettershops which assemble promotional mailings, customer service facilities, postal delivery services, banking services, telecommunications and electricity. The company is conducting formal communications with its significant suppliers in all locations to determine the extent to which it may be affected by those third parties' plans to remediate their own year 2000 issue in a timely manner. The level of preparedness of significant suppliers can vary greatly from country to country. If a number of significant suppliers are not year 2000 compliant, this could have a material adverse effect on the company's results of operations, financial position or cash flow.

 The Company's Contingency Plans. The company is developing its country-by-country contingency plans and expects to have them completed by June 1999. To mitigate the effects of the company's or significant suppliers' potential failure to remediate the year 2000 issue in a timely manner, the company would take appropriate actions. Such actions may include having arrangements for alternate suppliers, re-running processes if errors occur, using manual intervention to ensure the continuation of operations where necessary, and scheduling activity in December 1999 that would normally occur at the beginning of January 2000. If it becomes necessary for the company to take these corrective actions, it is uncertain, until the contingency plans are finalized, whether this would result in significant delays in business operations or have a material adverse effect on the company's results of operations, financial position or cash flow.

 Costs to Address the Company's Year 2000 Issue. The total cost of the company's remediation plan is estimated at approximately $13.0 to $18.0 and is being funded through operating cash flows. To manage the cash flow effects of these incremental costs, the company has deferred certain IT development costs and system enhancements. Of the total cost, approximately $2.0 is attributable to new hardware and software that will be capitalized. The remainder will be expensed as incurred. To date, approximately $4.0 of the total cost of the remediation plan has been spent, the majority of which was expensed.

Impact of the Euro Conversion

On January 1, 1999, 11 of the 15 member countries of the European Union are scheduled to establish fixed conversion rates between their existing sovereign currencies ("legacy currencies") and a single currency called the euro. The legacy currencies are scheduled to remain legal tender as denominations of the euro during the transition period from January 1, 1999 to January 1, 2002. Beginning January 1, 2002, euro-denominated bills and coins will be introduced and by July 1, 2002, legacy currencies will no longer be legal tender.

                              The company has initiated an
internal analysis regarding the business and systems issues related to the euro conversion and is in the process of developing a strategic plan to ensure that all necessary modifications are made on a timely basis. As the first step, to accommodate the introduction of the euro on January 1, 1999, the company's operations in markets that are adopting the euro plan to be able to accept payments and pay suppliers in euros at that time, as well as have the ability to indicate the euro equivalent of pricing on invoices. During the transition period, the company will be monitoring customer and competitor reaction to the euro and will update the strategic plan as needed.

                              The company believes that the
conversion to the euro will not have a significant impact on the marketing strategy for the company's European operations. The euro is not expected to have a significant competitive impact, including the resulting need to synchronize prices between markets, primarily because, for the most part, the editorial content of the company's publishing products varies, the products are published in local languages and they are sold principally through direct mail rather than retail channels. These factors result in products that tend to be unique to each market that do not easily lend themselves to price comparisons across borders. The estimated costs to convert all affected systems to the euro will not be finalized until the company has developed a strategic plan; therefore it is uncertain whether the costs of conversion will have a material adverse effect on the company's results of operations, financial position or cash flow.

                              *****

 The statements contained in this report, if not historical, are forward-looking statements, which involve risks and uncertainties that could cause actual results to differ materially from the financial results described in the forward-looking statements. These risks and uncertainties include: the effect of potentially more restrictive privacy and other governmental regulation relating to the company's marketing methods; the effect of modified and varied promotions; the ability to identify customer trends; the ability to continue to create a broadly appealing mix of new products; the ability to attract and retain new and younger magazine subscribers and product customers in view of the maturing of an important portion of the U.S. customer base; the ability to attract and retain subscribers and customers in an economically efficient manner; the effect of selective adjustments in pricing; the ability to expand and more effectively utilize the company's customer database; the ability to expand into new international markets and to introduce new product lines into new and existing markets; the ability to expand into new channels of distribution; the ability to negotiate and implement productive strategic alliances and joint ventures; the ability to contain and reduce costs, especially through global efficiencies; the cost and effectiveness of the re-engineering of business processes and operations; the accuracy of management's assessment of the current status of the company's business; the evolution of the company's organizational and structural capabilities; the ability of the company to respond to competitive pressures within and outside the direct marketing industry; the effect of worldwide paper and postage costs; the effect of postal disruptions on deliveries; the effect of foreign currency fluctuations; the effect of the year 2000 issue; the effect of the transition to the euro; and general economic conditions, particularly those in Russia.

Liquidity and Capital Resources

Cash and cash equivalents, short-term investments and marketable securities increased $23.7 to $126.1 at June 30, 1998, compared with $102.4 at June 30, 1997. This increase was primarily a result of cash provided by operations ($93.9), net proceeds from other long-term investments ($45.7) and proceeds from sales of property, plant and equipment ($25.0), partially offset by dividend payments ($97.1) and capital expenditures ($34.1).

 In 1998, the company reduced its quarterly dividend on common stock to $0.225 per share. The 1998 full-year dividend payment decreased to $0.90 per share, or by 50% compared with 1997. On September 16, 1998, the company announced an expected reduction in its quarterly dividend for the second quarter of 1999 to $0.05 per share.

 Capital expenditures in 1998 amounted to $34.1 and were primarily for information technology.

 The company is a party to a Competitive Advance and Revolving Credit Facility Agreement amended as of June 2, 1998, with a syndicate of domestic and foreign banks (the credit agreement). The credit agreement, which expires in November 2001, permits competitive advance and revolving credit borrowings of up to $300.0 by the company and its designated subsidiaries. Interest rates can be based on several pricing options that can vary based upon operating results of the company. The proceeds of the borrowings may be used for general corporate purposes, including acquisitions, share repurchases and commercial paper backup. The credit agreement contains certain restrictions on incurrence of debt, liens and guarantees of indebtedness. The company must also comply with certain financial covenants, including a minimum level of consolidated tangible net worth. At June 30, 1998, there were no borrowings outstanding under the credit agreement.

 Various international subsidiaries of the company have available lines of credit totaling $62.6. At June 30, 1998, loans in the amount of $8.5 were outstanding under international lines of credit at a weighted average interest rate of 7.9%.

 The company believes that its liquidity, capital resources, cash flow and borrowing capacity are sufficient to fund normal capital expenditures, working capital requirements, the payment of dividends and implementation of the company's strategic initiatives.


The Reader's Digest Association, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF INCOME

                                                  Years ended June 30,
In millions, except per share data             1998        1997      1996
Revenues                                   $  2,633.7   $ 2,839.0  $ 3,098.1

Product, distribution and editorial
 expenses                                       989.0     1,026.7    1,079.8
Promotion, marketing and administrative
 expenses                                     1,544.5     1,584.5    1,674.0
Other operating items                            70.0        35.0      235.0

Operating profit                                 30.2       192.8      109.3

Other income, net                                11.3        17.4       28.4
Income before provision for income taxes         41.5       210.2      137.7

Provision for income taxes                       23.6        76.7       57.1

Net income                                 $     17.9   $   133.5  $    80.6

Basic and diluted earnings per share            $0.16       $1.24      $0.73

Average common shares outstanding               106.5       106.7      107.9

See accompanying notes to consolidated financial statements.


The Reader's Digest Association, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS

                                                          June 30,
In millions                                           1998        1997
Assets
Current assets:
Cash and cash equivalents                         $   122.8    $    69.1
Receivables, net                                      376.4        398.3
Inventories                                           162.2        167.8
Prepaid expenses and other current assets             311.2        290.6

Total current assets                                  972.6        925.8

Property, plant and equipment, net                    285.4        314.8
Intangible assets, net                                 41.8         59.1
Other noncurrent assets                               264.2        344.1

Total assets                                      $ 1,564.0    $ 1,643.8

Liabilities and stockholders' equity
Current liabilities:
Accounts payable                                  $   172.1    $   193.0
Accrued expenses                                      377.4        373.6
Income taxes payable                                   21.0         22.1
Unearned revenue                                      355.4        356.5
Other current liabilities                              90.0         67.9

Total current liabilities                           1,015.9      1,013.1

Postretirement and postemployment benefits other
 than pensions                                        157.6        153.3
Other noncurrent liabilities                          131.9        131.4

Total liabilities                                   1,305.4      1,297.8

Stockholders' equity:
Capital stock                                          16.6         29.0
Paid-in capital                                       144.8        141.8
Retained earnings                                     845.0        924.2
Foreign currency translation adjustment               (49.8)       (33.4)
Net unrealized losses on certain investments            ---         (0.3)
Treasury stock, at cost                              (698.0)      (715.3)

Total stockholders' equity                            258.6        346.0

Total liabilities and stockholders' equity        $ 1,564.0    $ 1,643.8

See accompanying notes to consolidated financial statements.


The Reader's Digest Association, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                   Years ended June 30,
In millions                                      1998      1997       1996
Cash flows from operating activities
Net income                                     $ 17.9    $ 133.5    $  80.6
Depreciation and amortization                    46.2       46.7       48.8
Gains on the sales of certain investments        (5.2)      (7.0)     (15.8)
Gains on the sales of certain assets            (10.2)      (1.4)      (2.1)
Changes in assets and liabilities:
 Receivables, net                                10.9      (33.3)     (15.8)
 Inventories                                     (1.9)      20.2      (25.7)
 Unearned revenue                                 7.6        7.7        5.3
 Accounts payable and accrued expenses            9.3      (36.2)     142.5
 Other, net                                      19.3      (32.9)    (105.6)

Net change in cash due to operating
 actitities                                      93.9       97.3      112.2

Cash flows from investing activities
Proceeds from maturities and sales of
 marketable securities and short-term
 investments                                     32.5      107.3      393.1
Purchases of marketable securities and short-
 term investments                                (2.3)     (23.1)    (194.3)
Capital expenditures                            (34.1)    (110.6)     (59.6)
Proceeds from other long-term investments,
 net                                             45.7        2.1       13.3
Proceeds from sales of property, plant and
 equipment                                       25.0        5.5        5.1
Other, net                                        ---      (13.6)      (7.2)

Net change in cash due to investing
 activities                                      66.8      (32.4)     150.4

Cash flows from financing activities
Dividends paid                                  (97.1)    (193.3)    (190.1)
Common stock repurchased                          ---      (66.3)     (62.9)
Other, net                                       (5.6)      13.5       37.8

Net change in cash due to financing
 activities                                    (102.7)    (246.1)    (215.2)

Effect of exchange rate changes on cash          (4.3)      (7.8)      (3.9)

Net change in cash and cash equivalents          53.7     (189.0)      43.5

Cash and cash equivalents at beginning of
 year                                            69.1      258.1      214.6

Cash and cash equivalents at end of year       $122.8    $  69.1    $ 258.1

Supplemental information
Cash paid for interest                         $  5.4    $   5.3    $   2.0
Cash paid for income taxes                     $ 20.5    $  72.2    $ 158.5

See accompanying notes to consolidated financial statements.

The Reader's Digest Association, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY


                                                  Years ended June 30,
In millions, except per share data               1998     1997      1996
Capital stock
 Preferred stock
 Balance at beginning and end of year          $  28.8  $  28.8   $  28.8

 Common stock
 Balance at beginning and end of year              1.4      1.4       1.4

 Unamortized restricted stock
   Balance at beginning of year                   (1.2)    (1.8)     (0.7)
   Common stock issued under various plans       (12.4)     0.6      (1.1)
 Balance at end of year                          (13.6)    (1.2)     (1.8)

Paid-in capital
 Balance at beginning of year                    141.8    138.3     118.3
 Common stock issued under various plans           3.0      3.5      20.0
Balance at end of year                           144.8    141.8     138.3

Retained earnings
 Balance at beginning of year                    924.2    984.0   1,093.5
 Net income                                       17.9    133.5      80.6
 Dividends on common stock ($0.90, $1.80
  and $1.75 per share in 1998, 1997 and
  1996, respectively)                            (95.8)  (192.0)   (188.8)
 Dividends on preferred stock                     (1.3)    (1.3)     (1.3)
Balance at end of year                           845.0    924.2     984.0

Foreign currency translation adjustment
 Balance at beginning of year                    (33.4)   (14.2)     (0.3)
 Translation adjustment                          (16.4)   (19.2)    (13.9)
Balance at end of year                           (49.8)   (33.4)    (14.2)

Net unrealized (losses) gains on investments
 Balance at beginning of year                     (0.3)    (1.3)      5.1
 Net unrealized gains (losses), net of tax         0.3      1.0      (6.4)
Balance at end of year                             ---     (0.3)     (1.3)

Treasury stock
 Balance at beginning of year                   (715.3)  (656.3)   (605.3)
 Common stock repurchased                          ---    (66.3)    (62.9)
 Common stock issued under various plans          17.3      7.3      11.9
Balance at end of year                          (698.0)  (715.3)   (656.3)

Total stockholders' equity                     $ 258.6  $ 346.0   $ 478.9

See accompanying notes to consolidated financial statements.


The Reader's Digest Association, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Dollars in millions, except per share data

ONE     Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements include the accounts of The Reader's Digest Association, Inc. and its U.S. and international subsidiaries (the company). All significant intercompany accounts and transactions have been eliminated in consolidation.

 Certain prior year amounts have been reclassified to conform to the current year presentation.

Use of Estimates

The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect reported amounts in these financial statements. Actual results could differ from those estimates.

New Accounting Standards

In 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement, which is effective for fiscal years beginning after June 15, 1999, requires that entities recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. This statement is not expected to have a material impact on the company's results of operations, financial position or cash flow.

           In 1998, the FASB issued SFAS No.
132, "Employers' Disclosures about Pensions and Other Postretirement Benefits." The company adopted this statement effective June 30, 1998, and modified disclosures relating to its pension plans and postretirement benefits accordingly. This adoption had no effect on the company's results of operations, financial position or cash flow.

           In 1998, the Accounting Standards
Executive Committee of the AICPA issued Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." This statement, which is effective for fiscal years beginning after December 15, 1998, requires that entities capitalize certain internal-use software costs once certain criteria are met. This statement is not expected to have a material impact on the company's results of operations, financial position or cash flow.

            In 1997, the FASB issued SFAS No.
130, "Reporting Comprehensive Income," and SFAS No. 131,
"Disclosures about Segments of an Enterprise and Related
Information." These statements, which are effective for fiscal years beginning after December 15, 1997, expand or modify disclosures and will have no impact on the company's results of operations, financial position or cash flow.

            In the second quarter of 1998, the
company adopted SFAS No. 128, "Earnings Per Share," for all periods presented. Diluted earnings per share is the same as basic earnings per share for all periods presented because the dilutive impact of potential common shares is not material.

 In 1997, the company adopted SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." This statement requires that certain assets be reviewed for impairment and, if impaired, remeasured at fair value, whenever events or circumstances indicate that the carrying amount of the asset may not be recoverable. This adoption did not have a material effect on the company's results of operations, financial position or cash flow.

 In 1997, the company adopted the fair value disclosure requirements of SFAS No. 123, "Accounting for Stock-Based
Compensation." As permitted by this statement, the company did not change the method of accounting for its stock options and other stock-based employee compensation awards.

Cash and Cash Equivalents

The company considers all highly liquid debt instruments with original maturities of three months or less to be cash equivalents.

Receivables, net

Receivables, net are reflected net of allowances for returns and bad debts of $173.0, $166.2, $193.1 and $227.8 at June 30, 1998,
1997, 1996 and 1995, respectively. Additions to the allowances amounted to $505.0, $548.7 and $627.8 and amounts written off amounted to $498.2, $575.6 and $662.5 during the years ended June 30, 1998, 1997 and 1996, respectively.

Inventories

Inventories are stated at the lower of cost or market, primarily determined on the first-in, first-out (FIFO) basis. The majority of U.S. inventory is valued on the last-in, first-out basis.

Derivative Financial Instruments

The company is exposed to the effect of foreign exchange rate fluctuations on the U.S. dollar value of its foreign subsidiaries' income. The company purchases foreign currency option contracts to minimize the effect of fluctuating foreign currencies on its earnings and specifically identifiable anticipated transactions, generally over periods ranging up to 12 months. In addition, the company enters into forward contracts to minimize the effect of fluctuating foreign currency exchange rates on certain foreign currency denominated assets and liabilities, generally over periods ranging up to 12 months. The company, as a matter of policy, does not speculate in financial markets and, therefore, does not hold financial instruments for trading purposes.

 Foreign currency option contracts that reduce the company's exposure to the effects of fluctuating foreign currencies on its earnings do not meet the criteria for hedge accounting; however, option contracts that are designated as hedges and that reduce the company's exposure to the effects of fluctuating foreign currencies on specifically identifiable anticipated transactions, where it is probable that the transactions will occur, meet the criteria for hedge accounting. Forward contracts meet the criteria for hedge accounting as they are designated as, and are effective as, hedges of specifically identified foreign currency denominated assets and liabilities.

 Premiums on option contracts that qualify for hedge accounting are amortized over the term of the contract and any gains at maturity are included in other income, net. If an option contract is terminated before its maturity, the unamortized premium associated with the contract is written off and included in other income, net. Option contracts that do not qualify for hedge accounting are recorded at fair market value, and changes in market value on such instruments are included in other income, net. The carrying value of option contracts is included in prepaid expenses and other current assets. Forward contracts are reflected in the company's balance sheet at market value and included in prepaid expenses and other current assets and other current liabilities, and changes in market value on these instruments are included in other income, net. In the event that the underlying foreign currency denominated asset or liability is extinguished or terminated prior to the forward contract's maturity, the company's policy is to enter into a separate forward contract to offset any changes in market value from that date until the maturity of the original contract.

Depreciation and Amortization

Property, plant and equipment are stated at cost, except for property, plant and equipment that have been impaired, for which the carrying amount is reduced to the estimated fair market value. Buildings and equipment are depreciated using the straight-line method over useful lives up to 50 years for buildings and up to five years for other equipment. Leasehold improvements are amortized using the straight-line method over the term of the lease or the life of the improvement, whichever is shorter.

Intangible Assets, net

Intangible assets, net are composed of distribution rights, contracts, subscription lists and other intangible assets, as well as the excess of costs over the fair value of net assets of several businesses acquired. The excess of costs over the fair value of businesses acquired is amortized, on a straight-line basis, over varying periods, not in excess of 40 years. Other acquired intangibles are amortized, on a straight-line basis, over their estimated useful lives, not in excess of ten years. The company continually evaluates the recoverability of its intangible assets to determine whether current events or circumstances warrant adjustments to the carrying value. Such evaluation may be based on projected income and cash flows from operations of related businesses on an undiscounted basis as well as other economic and market variables.

Stock-Based Compensation

Compensation cost is recognized for stock-based compensation using the intrinsic value method. Under this method, compensation cost is the excess, if any, of the quoted market price of the stock at the grant date over the amount an employee must pay to acquire the stock. The company's policy is to grant stock options at fair market value at the date of grant.

Revenues

Sales of Books and Home Entertainment Products, less provisions for returns, are recorded at the time of shipment. Sales of magazine subscriptions are recorded as unearned revenue at the gross subscription price at the time the orders are received. Proportionate shares of the gross subscription price are recognized as revenues when the subscriptions are fulfilled.

Promotion Costs

Costs of direct response advertising are matched with the expected revenue stream, generally over a period of one to 12 months. Direct response advertising consists primarily of promotion costs incurred in connection with the procurement of magazine subscriptions and the sale of books and other products.

 Promotion costs of $927.0, $942.9 and $972.5 were incurred for the years ended June 30, 1998, 1997 and 1996, respectively. Prepaid promotion costs, included in prepaid expenses and other current assets, amounted to $44.3 at June 30, 1998 and 1997.
 Deferred promotion costs, included in other noncurrent assets, amounted to $102.8 and $119.6 at June 30, 1998 and 1997, respectively.

Income Taxes

Deferred income taxes, net of appropriate valuation allowances, are recognized for the tax consequences of temporary differences by applying enacted statutory tax rates to differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities.

 Deferred federal income taxes have not been provided on undistributed earnings of foreign subsidiaries as any federal taxes payable would be substantially offset by foreign tax credits.

Basic and Diluted Earnings Per Share

Basic earnings per share is computed by dividing net income, less preferred stock dividend requirements, by the weighted average number of common shares outstanding during the year. Diluted earnings per share is computed by dividing net income, less preferred stock dividend requirements, by the weighted average number of common shares outstanding during the year, assuming exercise and conversion of stock options. A weighted average number of common shares of 106.7, 106.7 and 108.1 for the years ended June 30, 1998, 1997 and 1996, respectively was used for the computation of diluted earnings per share.

Foreign Currency Translation

Revenues and expenses denominated in foreign currencies are translated at average monthly exchange rates prevailing during the year. The assets and liabilities of international subsidiaries are translated into U.S. dollars at the rates of exchange in effect at the balance sheet date. The resulting translation adjustment is reflected as a separate component of stockholders' equity.

 The U.S. dollar is used as the functional currency for subsidiaries operating in highly inflationary economies, for which both translation adjustments and gains and losses on foreign currency transactions are included in other income, net.

TWO     Other Operating Items

In the first quarter of 1998, the company recorded charges of $70.0 ($51.8 after tax, or $0.49 per share) composed primarily of severance costs associated with workforce reductions in Europe, the United States and at the corporate level, which are anticipated to be completed by the end of 1999; and other costs associated with the discontinuation of certain businesses and the realignment of business processes and operations. Businesses that were discontinued include a children's book club in the United States and the company's investment in a World Wide Web navigation service. The realignment of business processes and operations also relates to certain vendor contracts in the United States and Europe.

 In the fourth quarter of 1997, the company recorded charges of $35.0 ($22.2 after tax, or $0.21 per share), relating primarily to the realignment of the organization and operations. The realignment of the organization and operations covers the separation of employee positions from the worldwide workforce by the end of 1999 primarily through involuntary severance programs. Also included in other items in the table which follows, are a contract termination relating to the discontinuance of a distributor relationship and the discontinuance of individual products in certain business units.

 In the fourth quarter of 1996, the company finalized its lease termination program in the United Kingdom at a savings of $10.0 below the provision that was originally established as part of other operating items, originally recorded in 1994, relating to losses on lease terminations and provisions for certain claims against the company.

 In the third quarter of 1996, the company recorded total charges of $245.0 ($169.8 after tax, or $1.57 per share), composed of $204.0 related primarily to the streamlining of the company's organizational structure and the strategic repositioning of certain businesses and $41.0 for various claims against the company.

 The charges related to the streamlining included the separation of approximately 1,300 employees from the worldwide workforce through a combination of voluntary and involuntary severance programs. Also associated with the streamlining and included in other items in the table which follows, are asset write-downs, contract terminations and the outsourcing of certain functions where it was cost-beneficial to the company.

 The strategic repositioning related primarily to the Special
Interest Magazines in the United States and a publishing and book club business in the United Kingdom. As a result of this repositioning, Travel Holiday magazine was sold in 1996, and the publishing and book club business was sold in 1997.

 Balances remaining of the $70.0, $35.0 and $204.0 charges at June 30, 1998, are:

                                 Balance at                      Balance at
                                   June 30,     1998      1998     June 30,
                                    1997      Charges   Activity     1998
Employee retirement and
 severance benefits                $  56.7   $  39.5   $ (36.6)    $  59.6
Other items                           23.6      23.1     (22.5)       24.2
Business repositioning                 0.7       7.4      (4.2)        3.9
                                   $  81.0   $  70.0   $ (63.3)    $  87.7

THREE   Other Income, Net

                                                1998       1997      1996
Interest income                               $  6.9     $ 11.4    $  21.5
Interest expense                                (9.4)      (7.0       (2.4)
Gains on the sales of certain investments        5.2        7.0       15.8
Gains on the sales of certain assets            10.2        1.4        2.1
Gains (losses) on foreign exchange               1.3        8.5       (6.1)
Other, net                                      (2.9)      (3.9)      (2.5)
                                              $ 11.3     $ 17.4    $  28.4

FOUR Supplemental Balance Sheet Information


Inventories
                                                    1998          1997
Raw materials                                    $  21.8        $ 17.4
Work-in-progress                                    24.7          26.5
Finished goods                                     115.7         123.9
                                                 $ 162.2        $167.8

 Inventories would have been $10.8 and $12.0 higher than the amounts reported at June 30, 1998 and 1997, respectively, had the FIFO method of inventory been used for U.S. inventory.


Property, Plant and Equipment
                                                    1998          1997
Land                                             $ 12.5         $ 14.0
Buildings and building improvements               303.2          303.4
Furniture, fixtures and equipment                 290.4          316.2
Leasehold improvements                             16.3           21.9
                                                  622.4          655.5
Accumulated depreciation and amortization        (337.0)        (340.7)
                                                 $285.4         $314.8


Intangible Assets
                                                       1998        1997
Distribution rights, contracts, subscription
 lists and other                                      $ 56.3    $  71.9
Excess of cost over fair value of net assets
 of businesses acquired                                 77.2       75.5
                                                       133.5      147.4
Accumulated amortization                               (91.7)     (88.3)
                                                      $ 41.8    $  59.1

Accrued Expenses
                                                         1998      1997
Compensation and other
 employee benefits                                    $  93.0   $  85.3
Royalties and copyrights payable                         32.3      33.1
Taxes, other than income taxes                           15.8      19.1
Other, principally operating expenses F1                236.3     236.1
                                                      $ 377.4   $ 373.6

F1 Includes $87.7 and $81.0 relating primarily to the remaining reserve balances associated with other operating items at June 30, 1998 and 1997, respectively.
 Refer to Note TWO for further explanation.

FIVE Derivative Financial Instruments

The company is a party to financial instruments with off-balance sheet risk. These financial instruments are used in the normal course of business to manage the company's exposure to fluctuations in foreign exchange rates.

 The company may be exposed to credit losses in the event of nonperformance by the financial institutions that are counterparties to these instruments; however, the company mitigates this risk through specific minimum credit standards and diversification of financial institutions with which it enters into these derivative transactions.

 The company's derivative financial instruments also involve elements of market risk as a result of potential changes in foreign currency exchange rates. The market risk associated with the option contracts is limited to the carrying value of these contracts in the company's consolidated balance sheet. Forward contracts outstanding at the end of the year are effective hedges of existing foreign currency exposures. Therefore, the impact of potential changes in future foreign currency exchange rates on these instruments would generally offset the related impact on the assets and liabilities being hedged.


                                  Notional/
                                  Principal    Carrying    Fair
1998                               Amounts      Value      Value  Maturity
Forward Contracts
 Assets                            $  62.3     $  62.1    $ 62.1    1999
 Liabilities                       $  62.3     $  62.4    $ 62.4    1999
Option Contracts
 Assets                            $  59.1     $   1.8    $  1.8    1999

                                  Notional/
                                  Principal    Carrying    Fair
1997                               Amounts       Value     Value  Maturity
Forward Contracts
 Assets                            $  28.0      $  28.0   $ 28.0    1998
 Liabilities                       $  28.0      $  27.9   $ 27.9    1998
Option Contracts
 Assets                            $ 181.5      $  10.5   $ 12.1    1998

SIX  Pension Plans and Postretirement Benefits

The company adopted SFAS No. 132 effective June 30, 1998, and has modified its disclosures relating to its pension plans and postretirement benefits accordingly.

 Assumptions used to determine pension costs and projected benefit obligations are as follows:


                                                    U.S. Plans
                                              1998     1997    1996
Discount rate                                 7.0%    7.8%     7.8%
Compensation increase rate                    5.0%    5.3%     5.3%
Long-term rate of return on plan assets       9.5%    9.5%     9.5%

                                               International Plans
                                              1998     1997    1996
Discount rate                                4-15%    4-15%   4-15%
Compensation increase rate                   3-10%    3-13%   3-13%
Long-term rate of return on plan assets      5-16%    5-16%   5-16%

 Components of the company's consolidated net periodic pension
(benefit) cost are as follows:


                                                 Pension Benefits
                                             1998      1997      1996
Service cost                                $ 18.2    $ 19.4    $ 20.9
Interest cost                                 45.7      46.1      44.4
Expected return on plan assets               (60.7)    (54.6)    (50.0)
Amortization                                  (3.2)     (2.8)     (2.8)
Recognized actuarial gain                     (3.4)     (0.1)     (0.1)
Special items                                  ---       ---       2.5
                                            $ (3.4  $    8.0    $ 14.9

 The company provides medical and dental benefits to U.S. retired employees and their dependents. Substantially all of the company's U.S. employees become eligible for these benefits when they meet minimum age and service requirements. The company has the right to modify or terminate these unfunded benefits.

 A discount rate of 7.0% for 1998, and 7.8% for 1997 and 1996 was used in determining the accumulated postretirement benefits liability.

 Components of the company's costs for postretirement benefits are as follows:

                                                   Other Benefits
                                              1998     1997      1996
Service cost                                $ 1.6     $ 2.5    $ 2.9
Interest cost                                 5.5       7.1      6.1
Recognized actuarial gain                    (2.2)     (0.7)    (1.1)
Special items                                 ---       ---      3.4
                                            $ 4.9     $ 8.9    $11.3

 Amortization in the pension benefits table above reflects both amortization of prior service cost and amortization of the transitional asset. Special items in both tables above reflect the net increase in 1996 pension expense and postretirement benefits costs resulting from voluntary early retirement and involuntary severance programs.

 During 1998, in accordance with Internal Revenue Code section 401(h), the company transferred $4.7 of excess pension assets to fund postretirement benefits. The reconciliation of beginning and ending balances of benefit obligations and fair value of plan assets, and the funded status of the plans are as follows:


                                   Pension Benefits      Other Benefits
                                    1998      1997      1998        1997
Change in benefit obligation:
 Benefit obligation at
 beginning of year              $  620.7   $ 607.6   $  99.1    $   97.7
Service cost                        18.2      19.4       1.6         2.5
Interest cost                       45.7      46.1       5.5         7.1
Actuarial (gain) or loss            55.2       1.3     (19.4)       (3.7)
Exchange rate changes               (5.5)     (7.4)      ---         ---
Other items                          6.5      (1.5)      ---         ---
Benefits paid                      (43.6)    (44.8)     (5.0)       (4.5)
Benefit obligation at
 end of year                    $  697.2   $ 620.7   $  81.8    $   99.1
Change in plan assets:
Fair value of plan assets at
 beginning of year              $  830.3   $ 720.1   $   ---    $    ---
Actual return on plan assets       154.0     151.7       ---         ---
Employer contribution                8.8       8.9       0.3         4.5
IRC section 401(h) transfer         (4.7)      ---       4.7         ---
Exchange rate changes               (7.5)     (1.6)      ---         ---
Other items                         (1.2)     (4.0)      ---         ---
Benefits paid                      (43.6)    (44.8)     (5.0)       (4.5)
Fair value of plan assets at
 end of year                     $  936.1  $ 830.3   $   ---    $    ---
Funded status                    $  238.9  $ 209.6   $ (81.8)   $  (99.1)
Unrecognized actuarial gain        (265.2)  (233.1)    (37.5)      (20.3)
Unrecognized transition asset       (16.9)   (21.9)      ---         ---
Unrecognized prior service cost      12.9     13.3       ---         ---
Additional minimum liability          ---     (2.4)      ---         ---
Net amount recognized            $  (30.3) $ (34.5)  $(119.3)   $ (119.4)

Amounts recognized in the balance
 sheet are as follows:

                                  Pension Benefits      Other Benefits
                                   1998      1997       1998       1997
Prepaid benefit cost             $  34.2   $  26.8   $   ---    $    ---
Accrued benefit liability          (64.9)    (62.0)   (119.3)     (119.4)
Intangible assets, net               0.4       0.7       ---         ---
Net amount recognized            $ (30.3)  $ (34.5)$  (119.3)   $ (119.4)

 The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for the pension plans with accumulated benefit obligations in excess of plan assets were $90.2, $83.7 and $2.4, respectively, as of June 30, 1998, and $78.9, $70.7 and $2.5, respectively, as of June 30, 1997. The projected benefit obligation and fair value of plan assets for the pension plans with projected benefit obligations in excess of plan assets were $100.7 and $11.9, respectively, as of June 30, 1998, and $91.1 and $11.6, respectively, as of June 30, 1997.

 The health care inflation assumption used to determine the postretirement benefits liability was 8.0% for 1998, decreasing gradually to 5.5% by the year 2004 and remaining at that level thereafter. For 1997, the health care inflation assumption used to determine the postretirement benefits liability was 11.0% with respect to medical benefits and 10.0% with respect to dental benefits decreasing to 8.0% by the year 2001. Assumed health care cost trend rates have a significant effect on the amounts reported for postretirement benefits. A one-percentage-point increase in assumed health care cost trend rates would increase the total of the service and interest cost components and the postretirement benefit obligation by $1.1 and $9.9, respectively. A one-percentage-point decrease in assumed health care cost trend rates would decrease the total of the service and interest cost components and the postretirement benefit obligation by $0.9 and $8.8, respectively.

SEVEN   Employee Compensation Plans

The 1989 and the 1994 Key Employee Long Term Incentive Plans (the plans) provide that the Compensation and Nominating Committee of the Board of Directors (the committee) may grant stock options, stock appreciation rights, restricted stock, performance units and other awards to eligible employees. The committee may grant certain stock-based awards up to a maximum of 5,420,000 and 10,800,000 underlying Class A shares of nonvoting common stock (Class A) under the plans, respectively. No awards may be granted with respect to Class B voting common stock (Class B). Under the plans, options have been granted with exercise prices not less than 100% of the fair market value of the company's common stock at the time of the grant, with an exercise term as determined by the committee, not to exceed ten years. The options have vesting terms as determined by the committee, but generally become exercisable over three or four years.

 On October 9, 1997, options and stock appreciation rights related to 2.1 million shares of Class A stock were granted to over 800 eligible employees pursuant to the plans (October grant). The October grant was never distributed. The exercise price of the October grant was $27.03 per share, the fair market value of the company's common stock at October 9, 1997. These options provided for vesting ratably over four years and could be exercised over a period of ten years from the date of grant. On November 18, 1997, the October grant was canceled and options and stock appreciation rights related to 2.1 million shares of Class A stock were reissued to eligible employees at a price of $21.47 per share, the fair market value of the company's stock at November 18, 1997 (November grant). This reissuance was in connection with a significant revision of the company's executive compensation structure, involving the elimination of long-term cash performance awards, the reduction of annual cash bonuses and the greater reliance on equity incentive awards. The other terms of the November grant were not changed from the terms of the October grant.

 The company has adopted the disclosure provisions of SFAS
No. 123, and as permitted by this statement has continued to measure compensation cost as the excess of the quoted market price of the company's stock at the grant date over the amount the employee must pay for the stock. Accordingly, no compensation expense is recognized for stock-based compensation other than in the case of restricted stock awards, stock appreciation rights and phantom stock options.

 SFAS No. 123 requires disclosure of pro forma net income and earnings per share as if the fair value-based method had been applied in measuring compensation cost for stock-based awards granted in 1998, 1997 and 1996.

 Management believes that 1998, 1997 and 1996 pro forma amounts are not representative of the effects of stock-based awards on future pro forma net income and earnings per share because these pro forma amounts exclude the pro forma compensation expense related to unvested stock options granted before 1996. In addition, certain options vest over several years, and awards in future years may occur whose terms and conditions may vary.

 Reported and pro forma net income and earnings per share amounts are set forth below:


                                                1998      1997     1996
Net income           As reported              $  17.9   $ 133.5   $ 80.6
                     Pro forma                $  10.5   $ 129.1   $ 78.6

Earnings per share
                     As reported                $0.16    $1.24     $0.73
                     Pro forma                  $0.09    $1.20     $0.72

 The weighted average fair value of options granted in 1998, 1997 and 1996 is $8.38, $9.32 and $14.80, respectively. The weighted average fair value of options granted in 1998 includes the value of the November grant less the value of the October grant as of the date that the November grant was issued. The fair values of the options granted were estimated on the date of their grant using the Black-Scholes option-pricing model based on the following weighted average assumptions:

                                       1998        1997       1996
Risk-free interest rate                5.5%       6.3%       6.4%
Expected life                        3.7 years  5.1 years  7.8 years
Expected volatility                   29.4%      23.5%      24.4%
Expected dividend yield                1.0%       3.7%       3.0%

 The following table summarizes information about stock options outstanding at June 30, 1998:

                       Options Outstanding       Options Exercisable
(Options in thousands)
                           Weighted
                            Average   Weighted              Weighted
    Range of               Remaining   Average               Average
    Exercise              Contractual  Exercise              Exercise
     Prices       Options  Life (yrs.)  Price   Options       Price
$20.00 - $29.44   3,208      8.24     $ 23.57      889      $ 25.98
$35.56 - $39.81     110      8.31     $ 38.44       16      $ 38.57
$40.31 - $43.56   2,398      6.96     $ 41.40    1,300      $ 41.45
$45.06 - $48.13   2,950      5.84     $ 47.13    1,932      $ 47.19
$50.94 - $55.12     116      7.04     $ 51.39       35      $ 52.46
                  8,782      7.07     $ 36.90    4,172      $ 40.89

Changes in outstanding options are as follows:


                                                     Shares      Weighted
                                                   Subject to     Average
(Options in thousands)                              Options      Exercise
                                                                   Price
Outstanding at June 30, 1995                         5,554      $  42.09
 Granted                                             1,303      $  47.20
 Exercised                                            (400)     $  31.11
 Canceled                                             (423)     $  44.62
Outstanding at June 30, 1996                         6,034      $  43.76
 Granted                                             1,722      $  41.04
 Exercised                                            (130)     $  25.67
 Canceled                                             (733)     $  44.53
Outstanding at June 30, 1997                         6,893      $  43.35
 Granted                                             4,880      $  24.76
 Exercised                                             (26)     $  20.13
 Canceled                                           (2,965)     $  32.05
Outstanding at
 June 30, 1998                                       8,782      $  36.90
Options exercisable at
 June 30, 1998                                       4,172      $  40.89
Options available for grant at June 30, 1998         4,482

 Under the 1989 Employee Stock Purchase Plan (the ESPP), the company is authorized to issue up to 1,650,000 Class A shares principally to its full-time employees in the United States, nearly all of whom are eligible to participate. Under the terms of the ESPP, employees can choose every six months to have up to ten percent of their annual base earnings withheld to purchase Class A shares. The purchase price of the shares is 85% of the lower of the fair market value of the Class A stock on the first or last day of the six-month purchase period. Approximately 50% of eligible employees have participated in the plan in the last three years. In addition, several international subsidiaries of the company have employee stock purchase plans (together with the ESPP, the ESPP plans) under which the company is authorized to issue up to 300,000 Class A shares to its full-time employees. The terms of the plans in most locations are essentially the same as the ESPP, except for one location, where the terms are based upon a three- or five-year withholding period, and the purchase price of the shares is 85% of the value of the Class A stock on the first day of the purchase period. Under the ESPP plans, employees purchased 251,700 shares in 1998, 239,026 shares in 1997 and 194,162 shares in 1996.

 The weighted average fair value of these purchase rights granted in 1998, 1997 and 1996 is $8.21, $13.13 and $11.72, respectively.
The fair values of the purchase rights were estimated on the date of their grant using the Black-Scholes option-pricing model based on the following weighted average assumptions:

                                         1998        1997       1996
Risk-free interest rate                  6.5%       5.4%       5.3%
Expected life                          1.0 years  1.0 years  0.8 years
Expected volatility                     34.0%      29.5%      16.8%
Expected dividend yield                  3.5%       4.3%       3.6%

 In 1998 the company granted 596,700 restricted Class A shares with a value of $15.7 to over 100 employees at no cost. In 1996 the company granted 51,347 performance-based restricted Class A shares with a value of $2.4 to an executive officer at no cost. The market value of shares awarded is recorded as unamortized restricted stock which is included in capital stock. Restricted stock is amortized over the term of the restriction period. Amortization of restricted stock amounted to $2.3, $0.6 and $1.3 for the years ended June 30, 1998, 1997 and 1996, respectively.

 The company granted 212,000 and 12,200 stock appreciation rights to officers in 1998 and 1996, respectively. The company also issued 6,000 and 8,000 phantom stock options to non-employee members of the Board of Directors in 1998 and 1997, respectively.

 The company contributed $5.0, $5.0 and $5.3 to its profit-sharing plan for fiscal 1998, 1997 and 1996, respectively.

 Effective with the beginning of fiscal 1999, the company has amended the restated Employees Profit-Sharing Plan to include a 401(k) Savings Plan component (401(k) plan). The 401(k) plan provides for employees to make pre-tax contributions to specified investment options. At the discretion of the Board of Directors, the company can make matching contributions to the 401(k) plan. The matching contributions vest ratably over a five-year period.

EIGHT   Income Taxes

United States and International income before provision for income taxes are as follows:

                                          1998      1997       1996
United States                           $  8.1    $ 162.5     $ 59.7
International                             33.4       47.7       78.0
                                        $ 41.5    $ 210.2     $137.7

 Components of the company's (benefit) provision for income taxes are as follows:

                                          1998      1997       1996
Current
 Federal                                $  (3.8)  $ 10.0     $  40.1
 State and local                            1.1      3.2        16.1
 International                             17.4     22.0        75.8
                                        $  14.7   $ 35.2     $ 132.0
Deferred
 Federal                                $   2.2   $ 28.5     $ (44.8)
 State and local                            1.0      6.7        (8.7)
 International                              5.7      6.3       (21.4)
                                        $   8.9   $ 41.5     $ (74.9)
                                        $  23.6   $ 76.7     $  57.1

 The differences between the effective income tax rate and the statutory U.S. federal income tax rate are as follows:

                                        1998      1997        1996

U.S. statutory tax rate                 35.0%     35.0%      35.0%
International operations                 2.1      (0.9)      (1.1)
State taxes, net                         1.2       2.6        2.1
Other operating items                   19.4       ---        6.0
Other, net                              (0.8)     (0.2)      (0.5)
Effective tax rate                      56.9%     36.5%      41.5%

 The major components of the deferred tax assets and liabilities are as follows:

                                             1998      1997
Assets:
Deferred compensation and other
 employee benefits                         $ 81.8     $ 92.8
Accounts receivable and other
 allowances                                  38.2       30.7
Other, net                                  112.3      123.4
                                           $232.3     $246.9
Liabilities:
Deferred promotion costs                   $  3.2     $  4.8
Deferred compensation and other
 employee benefits                            7.3        7.0
Other, net                                   47.0       57.4
                                           $ 57.5     $ 69.2
                                           $174.8     $177.7

 The balance sheet classification of the deferred tax assets and liabilities is as follows:

                                                       1998      1997
Prepaid expenses and other current assets            $ 67.9    $ 67.9
Other noncurrent assets                               121.7     122.1
Other current liabilities                               3.7       2.5
Other noncurrent liabilities                           11.1       9.8
                                                     $174.8    $177.7

 Net operating loss carryforwards totaling $135.7 and $138.8 at June 30, 1998 and 1997, respectively, the majority of which may be carried forward indefinitely, are available to reduce future tax of certain foreign subsidiaries in a number of jurisdictions.

NINE Debt

The company is a party to a Competitive Advance and Revolving Credit Facility Agreement amended as of June 2, 1998, with a syndicate of domestic and foreign banks (the credit agreement). The credit agreement, which expires in November 2001, permits competitive advance and revolving credit borrowings of up to $300.0 by the company and its designated subsidiaries. Interest rates can be based on several pricing options that can vary based upon operating results of the company. The proceeds of the borrowings may be used for general corporate purposes, including acquisitions, share repurchases and commercial paper backup. The credit agreement contains certain restrictions on incurrence of debt, liens and guarantees of indebtedness. The company must also comply with certain financial covenants, including a minimum level of consolidated tangible net worth. Borrowings may be denominated in U.S. dollars and various foreign currencies. The credit agreement obligates the company to pay a facility fee ranging between .2% and .375% of the total commitment, whether used or unused, dependent on levels of earnings of the company, as well as a utilization fee of .05% of loans outstanding and administrative fees. Fees are payable quarterly in arrears. The amendment to the credit agreement provided for a reduction of the minimum required level of consolidated tangible net worth, a reduction of credit available from $400.0 to $300.0 and an increase in borrowing costs. At June 30, 1998 and 1997, there were no borrowings outstanding under the credit agreement.

 International lines of credit totaled $62.6 and $93.8 at June 30, 1998 and 1997, respectively, of which $8.5 and $21.4 were outstanding at a weighted average interest rate of 7.9% and 7.5%, respectively. These lines of credit expire at various dates throughout 1999. Borrowings under these lines of credit are included in other current liabilities. Because of the short maturity of borrowings under the lines of credit, the carrying amounts approximate fair value at June 30, 1998 and 1997.
 In 1998, the company entered into an agreement with Morgan Guaranty Trust Company of New York for an uncommitted line of credit of $50.0 (the Morgan line of credit) to be used for general corporate purposes. The Morgan line of credit lapsed on June 30, 1998. The loans under the Morgan line of credit were payable on demand and bore a floating interest rate based on the cost of funds of the bank plus a margin. The company was also party to an agreement with The Chase Manhattan Bank for a line of credit of $75.0 (the Chase line of credit) for a term of one year to be used for general corporate purposes. The Chase line of credit lapsed on April 30, 1998. The loans under the Chase line of credit were payable on demand and bore a floating interest rate based on the cost of funds of the bank plus a margin. At June 30, 1997, there were no borrowings outstanding under the Chase line of credit.

TEN  Capital Stock

                                                           1998      1997
First Preferred Stock, par value $1.00 per share;
 authorized 40,000 shares; issued and
 outstanding 29,720 shares                               $  3.0    $   3.0
Second Preferred Stock, par value $1.00 per share;
 authorized 120,000 shares; issued and outstanding
 103,720 shares                                            10.3       10.3
Third Subordinated Preferred Stock, par value $1.00 per
 share; authorized 230,000 shares; issued and
 outstanding 155,022 shares                                15.5       15.5
Preference stock, par value $0.01 per share; authorized
 25,000,000 shares; issued and outstanding none             ---        ---
Class A nonvoting common stock, par value $0.01 per
 share; authorized 200,000,000 shares; issued
 119,428,472 shares                                         1.2        1.2
Class B voting common stock, par value  $0.01 per share;
 authorized 25,000,000 shares; issued and outstanding
 21,716,057 shares                                          0.2        0.2
Unamortized restricted stock                              (13.6)      (1.2)
                                                          $16.6      $29.0
Common stock in treasury, at cost; 33,982,205 and
 34,826,886 Class A shares in 1998 and 1997,
 respectively                                           $(698.0)   $(715.3)

 All shares of preferred stock have a preference in liquidation of $100.00 per share. The difference between the aggregate par value and liquidation preference has been appropriated from retained earnings. Further, all preferred stock is redeemable at any time at the option of the company at $105.00 per share plus accrued dividends. The terms of the First Preferred Stock and the Second Preferred Stock provide for annual cumulative dividends of $4.00 per share. The terms of the Third Subordinated Preferred Stock provide for annual cumulative dividends of $5.00 per share.

 In 1997, the company announced its fifth stock repurchase program, to acquire up to 5,000,000 shares of Class A nonvoting common stock in open market transactions. This program began upon the completion of the prior programs, which together provided for the repurchase of up to 16,000,000 shares of Class A nonvoting common stock. The company has repurchased a total of 16,768,000 shares of which 768,000 are related to the fifth program.

ELEVEN   Commitments and Contingencies

The company is a defendant in several lawsuits and claims arising in the regular course of business. Based on the opinions of management and counsel for the company in such matters, recoveries, if any, by plaintiffs and claimants would not materially affect the financial position of the company or its results of operations.

 During the third quarter of 1996, the company's QSP, Inc. subsidiary and the company reached an agreement with the plaintiffs to settle an antitrust class action lawsuit commenced in December 1993 by the Roman Catholic Bishop of San Diego and the Chino Unified School District. The agreement provided for QSP, Inc. and the company to deliver up to $40.0 in retail value of company products, coupons for discounts on QSP, Inc. programs and cash.

 The company and its subsidiaries occupy certain facilities under lease arrangements and lease certain equipment. Rental expense amounted to $25.6, $31.7 and $32.4 in 1998, 1997 and 1996, respectively, and sublease income amounted to $6.0, $7.0 and $6.9 in 1998, 1997 and 1996, respectively.
 Future minimum rental commitments, net of sublease income, for noncancelable operating leases are as follows:

                                      Minimum     Minimum
                                       Rental    Sublease
                                      Payments    Income       Net
1999                                  $  12.7    $  0.7      $ 12.0
2000                                  $  10.5    $  0.7      $  9.8
2001                                  $   8.2    $  0.7      $  7.5
2002                                  $   6.0    $  0.4      $  5.6
2003                                  $   6.0    $  0.4      $  5.6
Later years                           $  24.7    $  0.4      $ 24.3

TWELVE                        Segments

Segment information is located on pages 21 and 22 of this annual report.

 The company's operations consist of the following business segments: Reader's Digest Magazine, Books and Home Entertainment Products, Special Interest Magazines and Other Businesses. The Books and Home Entertainment Products segment includes Condensed Books, known as Select Editions in certain markets, series and general books, recorded music and videos. The Special Interest Magazine segment includes The Family Handyman, American Health for Women, New Choices: Living Even Better After 50 and Walking in the United States and Moneywise in the United Kingdom. Other Businesses includes QSP, Inc., the company's youth fund-raising organization and merchandise catalogs in selected countries.

 The company's geographic areas are composed of the United
States, Europe, and Pacific and Other Markets, which includes
Asia, Australia, Canada, Latin America, New Zealand and South
Africa.

 Identifiable assets by segment are those assets that are used in the operation of that business. Corporate assets consist primarily of cash and cash equivalents and prepaid expenses and other current assets at June 30, 1998. At June 30, 1997 and 1996, corporate assets consisted primarily of cash and cash equivalents, prepaid expenses and other current assets and other noncurrent assets.

 Intersegment sales are included in the company's Other
Businesses segment. Intersegment sales are accounted for with a markup ranging between five and 10%, dependent upon the type of product or service sold.

THIRTEEN                      Subsequent Events (Unaudited)

In the first quarter of fiscal 1999 the company announced its intention to enter into a sale leaseback agreement for its principal operating office in the United Kingdom. The company anticipates that this transaction will be finalized in the second quarter of fiscal 1999.

 In connection with the new long-term strategy announced in September 1998, the company expects to record additional charges to other operating items in fiscal 1999 for the elimination of unproductive businesses, cost reductions and re-engineering as components of the plan are finalized.


     INDEPENDENT AUDITORS' REPORT



     The Stockholders and Board of Directors
     The Reader's Digest Association, Inc.

     We have audited the accompanying consolidated balance sheets of The Reader's Digest Association, Inc. and subsidiaries as of June 30, 1998 and 1997, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for each of the years in the three-year period ended June 30, 1998. These consolidated financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

      We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The Reader's Digest Association, Inc. and subsidiaries at June 30, 1998 and 1997, and the results of their operations and their cash flows for each of the years in the three-year period ended June 30, 1998, in conformity with generally accepted accounting principles.



     KPMG PEAT MARWICK LLP
     KPMG Peat Marwick LLP
     New York, New York

     August 18, 1998
     REPORT OF MANAGEMENT

     The company has prepared the accompanying financial statements and other related financial information contained in this annual report in conformity with generally accepted accounting principles, applying certain estimates and judgments as required.

     The company maintains a system of internal accounting controls designed to provide reasonable assurance, at reasonable cost, that transactions and events are recorded properly and that assets are safeguarded. The internal control system is supported by written policies and procedures and by the careful selection, training and supervision of qualified personnel, and is monitored by an internal audit function.

     The company's financial statements have been audited by KPMG Peat Marwick LLP, independent auditors, as stated in their report, which is presented herein.

     The Audit Committee of the Board of Directors, composed only of directors who are not employed by the company, meets periodically with management, internal auditors and the independent auditors to review accounting, auditing, financial reporting and other related matters. The internal auditors and independent auditors have full and unrestricted access to the Audit Committee.








     THOMAS O. RYDER
     Thomas O. Ryder
     Chairman and Chief Executive Officer


     GEORGE S. SCIMONE
     George S. Scimone
     Senior Vice President and
     Chief Financial Officer

The Reader's Digest Association, Inc. and Subsidiaries

SELECTED FINANCIAL DATA

 In millions, except per share data       1998 F1     1997 F2     1996 F3   1995    1994 F4
Income Statement Data
Revenues                                 $2,633.7    $2,839.0   $3,098.1  $3,068.5  $2,806.4
Operating profit                         $   30.2    $  192.8   $  109.3  $  391.9  $  393.7
Net income                                   17.9    $  133.5   $   80.6  $  264.0  $  246.3
Basic and diluted earnings per share
 before cumulative effect of accounting
 changes/extraordinary items                $0.16       $1.24      $0.73     $2.35     $2.34
Cumulative effect of accounting
 changes/extraordinary items                  ---         ---        ---       ---     (0.23)
Basic and diluted earnings per share        $0.16       $1.24      $0.73     $2.35     $2.11
Dividends per common share                  $0.90       $1.80      $1.75     $1.55     $1.35
Balance Sheet Data
Cash and cash equivalents, short-term
 investments and marketable securities   $  126.1    $  102.4   $  374.2  $  532.1  $  766.9
Total assets                             $1,564.0    $1,643.8   $1,904.1  $1,958.7  $2,049.4
Stockholders' equity                     $  258.6    $  346.0   $  478.9  $  640.8  $  791.0
Average common shares outstanding           106.5       106.7      107.9     112.0     115.7
Book value per common share                 $2.14       $2.98      $4.18     $5.66     $6.70

 F1 Results for 1998 include the effect of first quarter
charges (aggregate pre-tax    charges of $70.0, or $0.49
per share).

 F2 Results for 1997 include the effect of fourth quarter charges (aggregate pre-tax charges of $35.0, or $0.21 per share).

 F3 Results for 1996 include the effects of third quarter charges (aggregate pre-tax charges of $245.0, or $1.57 per share) and fourth quarter savings on the finalization of the company's lease termination program in the United Kingdom ($10.0, or $0.09 per share).

 F4 Results for 1994 include the effects of promotion accounting changes, net (pre- tax benefit of $113.9, or $0.60 per share) and other operating items (aggregate pre-tax charge of $76.0, or $0.51 per share).


SELECTED QUARTERLY FINANCIAL DATA and
DIVIDEND AND MARKET INFORMATION (Unaudited)

                                                                                                  High-Low
                                  Operating  Net (Loss) Income
In millions, except                (Loss)                              Dividends
 per share data         Revenues   Profit   Amount    Per Share F1   Per Share F2       Class A             Class B
1998
 First Quarter F3      $  561.4   $ (83.5)  $(56.4)     $(0.53)        $0.225      $30-9/16 - 24-1/2  $29-1/4 - 23-15/16
 Second Quarter           812.5      86.4     54.3        0.51          0.225      $31-1/2  - 20-7/8  $30     - 21-5/8
 Third Quarter            635.5      21.7     14.6        0.13          0.225      $27-1/2  - 22-3/8  $27-7/8 - 23-1/2
 Fourth Quarter           624.3       5.6      5.4        0.05          0.225      $29-3/16 - 24-1/2  $29-1/8 - 23-15/16
                       $2,633.7   $  30.2   $ 17.9      $ 0.16         $0.90       $31-1/2  - 20-7/8  $30     - 21-5/8
1997
 First Quarter         $  644.0   $  46.6   $ 34.6      $ 0.32         $0.45       $43-3/4  - 38-1/4  $40-1/4 - 36
 Second Quarter           874.6     132.6     84.1        0.78          0.45       $41-1/4  - 34      $38-1/8 - 32-3/4
 Third Quarter            684.3      51.5     37.6        0.35          0.45       $41      - 28-3/4  $37-1/4 - 26
 Fourth Quarter F4        636.1     (37.9)   (22.8)      (0.22)         0.45       $30      - 22-1/8  $28     - 21-7/8
                       $2,839.0   $ 192.8   $133.5      $ 1.24         $1.80       $43-3/4  - 22-1/8  $40-1/4 - 21-7/8

The company's Class A and Class B stock are listed on the New
York Stock Exchange under the symbols RDA and RDB, respectively. As of June 30, 1998, there were approximately 2,193 holders of record of the company's
Class A stock and 308 holders of record of the company's Class
B stock.

 F1 Basic and diluted.

 F2 Cash dividends on common stock are declared and paid share and share alike, on Class A and Class B stock.

 F3 Results for 1998 include the effect of first quarter charges (aggregate pre-tax charges of $70.0, or $0.49 per share).

 F4 Results for 1997 include the effect of fourth quarter charges (aggregate pre-tax charges of $35.0, or $0.21 per share).


                     MANAGEMENT INFORMATION
BOARD OF DIRECTORS

THOMAS O. RYDER
Chairman and Chief Executive Officer
The Reader's Digest Association, Inc.
Director since 1998

LYNNE V. CHENEY(1)(2)
Senior Fello
American Enterprise Institute
 for Public Policy
Director since 1993

M. CHRISTINE DEVITA(1)(3)
President
DeWitt Wallace-Reader's Digest Fund
Lila Wallace-Reader's Digest Fund
Director since 1993

GEORGE V. GRUNE
DeWitt Wallace-Reader's Digest Fund
Lila Wallace-Reader's Digest Fund
Director from 1977 to 1995 and since August 1997

MELVIN R. LAIRD(3)
Vice President and Senior Counsellor
The Reader's Digest Association, Inc.
Director since 1990

JAMES E. PRESTON(1)(3)
Chairman
Avon Products, Inc.
Director since 1994

LAWRENCE R. RICCIARDI
Senior Vice President
 and General Counsel
International Business Machines Corp.
Director since 1998

ROBERT G. SCHWARTZ(2)(3)
Retired Chairman, President and
 Chief Executive Officer
Metropolitan Life Insurance Company
Director since 1989

C.J. SILAS (2)
Retired Chairman and
  Chief Executive Officer
Phillips Petroleum Company
Director since 1992

WILLIAM J. WHITE (1)
Professor Northwestern University
Retired Chairman
Bell & Howell Company
Director since 1996

(1)  Audit Committee
(2)  Compensation and Nominating Committee
(3)  Finance Committee

CORPORATE MANAGEMENT

THOMAS O. RYDER
Chairman and Chief Executive Officer

THOMAS A. BELLI
President, QSP, Inc.

M. JOHN BOHANE
Senior Vice President and President
Global Books and Home Entertainment

MICHAEL A. BRIZEL
Vice President and General Counsel

ELIZABETH G. CHAMBERS
Vice President, Business Redesign

GREGORY G. COLEMAN
Senior Vice President and President,
U.S. Magazine Publishing

PETER J.C. DAVENPORT
Senior Vice President, Global Marketing

CLIFFORD H.R. DUPREE
Vice President and Corporate Secretary

THOMAS D. GARDNER
Senior Vice President
Business Planning and Development

ROBERT J. KREFTING
Senior Vice President and President,
International Magazine Publishing

MELVIN R. LAIRD
Vice President and Senior Counsellor

WILLIAM H. MAGILL
Vice President, Investor Relations

BONNIE M. MONAHAN
Vice President and Treasurer

GARY S. RICH
Senior Vice President,
Human Resources

GEORGE S. SCIMONE
Senior Vice President and
Chief Financial officer

CHRISTOPHER P. WILLCOX
Senior Vice President and Editor-in-Chief
Reader's Digest Magazine

              CORPORATE AND SHAREHOLDER INFORMATION

STOCK LISTINGS

Class A Nonvoting Common Stock
Listed: New York Stock
Exchange
Symbol: RDA

Class B Voting Common Stock
Listed: New York Stock
Exchange
Symbol: RDB

TRANSFER AGENT AND REGISTRAR
FOR RDA AND RDB

Chase Mellon Shareholder
Services, LLC
85 Challenger Road
Ridgefield Park, New Jersey 07660
Shareholder Inquiries: 800-230-2771


ANNUAL MEETING OF SHAREHOLDERS
The Annual Meeting of shareholders will be held
Friday, November 13, 1998, at 10:00 a.m. at the Reader's
Digest Corporate Headquarters, DeWitt Wallace Auditorium,
Reader's Digest Road, Chappaqua, New York.

Holders of Class B Voting Common Stock of record at the close of business on September 23, 1998, will be entitled to vote at the meeting.


SHAREHOLDER REPORTS
Copies of the company's annual report on Form 10-K and proxy statement filed with the Securities and Exchange
Commission are available upon request.

SHAREHOLDER INFORMATION SERVICE
Individual shareholders can access timely information about The Reader's Digest Association, Inc. by calling our Shareholder Information Service, which provides a recorded summary of the most current financial results and other general investor information. Callers can also use this service to request printed information by fax or mail. To access this service, please call toll-free 800-3133-RDA (800-313-3732) anytime day or night.

DIRECT STOCK PURCHASE INVESTOR SERVICES PROGRAM
This program offers a convenient way to buy Reader's
Digest common stock, containing many features such as dividend reinvestment, optional cash investment and custodial service for stock certificates. For a complete informational package, contact:

The Chase Manhattan Bank
P. O. Box 750
Pittsburgh, PA  15230
800-242-4653

INVESTOR RELATIONS
Securities analysts, institutional investors and other investment professionals should direct their inquiries to:

William H. Magill
Vice President, Investor Relations
Telephone: 914- 244-7683
E-mail: william.magill@readersdigest.com

MEDIA RELATIONS
Editors and reporters in the print, electronic and other media should direct their questions to:

Stephen J. Morello
Vice President, Public Relations
 and Corporate Communications
Telephone: 914-244-7717
E-mail: stephen.morello@readersdigest.com

PRODUCT CATALOGS
For more information on our products, including free catalogs, please call 800-846-2100 or write to Customer
Service at The Reader's Digest Association, Inc.

(copyright) 1998 The Reader's Digest Association, Inc. Reader's Digest, The Digest, the Pegasus logo, Today's Best Nonfiction and QSP are registered trademarks of The Reader's Digest Association, Inc.
The Family Handyman, New Choices: Living Even Better After 50 ,
Walking and American Health For Women are registered trademarks of RD Publications, Inc.