Form 10-Q
period 1998-09-30
READERS DIGEST ASSOCIATION INC
filed 1998-11-13
CIK 858558

FORM 10-Q

               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

     [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended September 30, 1998

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


As   of   October  30,  1998,  the  following  shares  of   the
registrant's common stock were outstanding:

Class  A  Nonvoting Common Stock, $0.01 par value:   85,450,747 shares
Class B Voting Common Stock, $0.01 par value:        21,716,057 shares




     THE READER'S DIGEST ASSOCIATION, INC. AND SUBSIDIARIES

                       Index to Form 10-Q

                       September 30, 1998


Part I - Financial Information                                   Page No.

The Reader's Digest Association, Inc. and Subsidiaries
Financial Statements (unaudited):

 Consolidated Condensed Statements of Income
  for the three-month periods ended September 30, 1998 and 1997       3

 Consolidated Condensed Balance Sheets
  as of September 30, 1998 and June 30, 1998                          4

 Consolidated Condensed Statements of Cash Flows
  for the three-month periods ended September 30, 1998 and 1997       5

 Notes to Consolidated Condensed Financial Statements                 6

Management's Discussion and Analysis
 of Financial Condition and Results of Operations                     9


Part II - Other Information                                          16


     THE READER'S DIGEST ASSOCIATION, INC. AND SUBSIDIARIES
           CONSOLIDATED CONDENSED STATEMENTS OF INCOME
      Three-month periods ended September 30, 1998 and 1997
              (In millions, except per share data)
                           (unaudited)



                                                    Three-month period ended
                                                           September 30,
                                                         1998        1997

Revenues                                              $ 575.0     $ 561.4

Product, distribution and editorial expenses            212.5       203.5
Promotion, marketing and administrative expenses        345.9       371.4
Other operating items                                     ---        70.0

Operating profit (loss)                                  16.6       (83.5)

Other (expense) income, net                             (12.6)        6.2

Income (loss) before provision (benefit) for
 income taxes                                             4.0       (77.3)

Provision (benefit) for income taxes                      1.5       (20.9)

Income (loss) before cumulative effect of change
 in accounting principles                                 2.5       (56.4)

Cumulative effect of change in accounting principles
 for pension assets(net of tax provision of $15.2)       25.3         ---

Net income (loss)                                     $  27.8     $ (56.4)

Basic and diluted earnings (loss) per share:

 Before cumulative effect of change in accounting
  principles                                          $  0.02     $ (0.53)

 Cumulative effect of change in accounting
  principles                                             0.24         ---

 Basic and diluted earnings (loss) per share          $  0.26     $ (0.53)


Average common shares outstanding                       107.2       106.3

Dividends per common share                            $ 0.225     $ 0.225



See accompanying notes to consolidated condensed financial statements.



     THE READER'S DIGEST ASSOCIATION, INC. AND SUBSIDIARIES
              CONSOLIDATED CONDENSED BALANCE SHEETS
           As of September 30, 1998 and June 30, 1998
                          (In millions)
                           (unaudited)




                                                September 30,     June 30,
                                                    1998            1998
Assets
Cash and cash equivalents                        $    96.3       $   122.8
Receivables, net                                     478.2           376.4
Inventories                                          164.1           162.2
Prepaid expenses and other current assets            316.3           311.2

Total current assets                               1,054.9           972.6

Property, plant and equipment, net                   286.3           285.4
Other noncurrent assets                              314.3           306.0

Total assets                                     $ 1,655.5       $ 1,564.0

Liabilities and stockholders' equity
Accounts payable                                 $   162.3       $   172.1
Accrued expenses                                     375.5           377.4
Income taxes payable                                   8.9            21.0
Unearned revenue                                     384.1           355.4
Other current liabilities                            115.9            90.0

Total current liabilities                          1,046.7         1,015.9

Other noncurrent liabilities                         338.9           289.5

Total liabilities                                  1,385.6         1,305.4

Capital stock                                         19.5            16.6
Paid-in capital                                      144.5           144.8
Retained earnings                                    848.4           845.0
Accumulated other comprehensive loss                 (44.7)          (49.8)
Treasury stock, at cost                             (697.8)         (698.0)

Total stockholders' equity                           269.9           258.6

Total liabilities and stockholders' equity       $ 1,655.5       $ 1,564.0


See accompanying notes to consolidated condensed financial statements.



    THE READER'S DIGEST ASSOCIATION, INC. AND SUBSIDIARIES
         CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
      Three-month periods ended September 30, 1998 and 1997
                          (In millions)
                           (unaudited)



                                                  Three-month period ended
                                                          September 30,
                                                       1998         1997
Cash flows from operating activities
Net income (loss)                                    $  27.8      $ (56.4)
Depreciation and amortization                           10.5         11.2
Other, net                                             (90.2)       (43.3)

Net change in cash due to operating activities         (51.9)       (88.5)

Cash flows from investing activities
Proceeds from maturities and sales of short-term
 investments and marketable securities                   0.5          9.8
Proceeds from other long-term investments, net           0.8         46.1
Advance on sale of assets                               50.0          ---
Other, net                                              (5.6)        (0.9)

Net change in cash due to investing activities          45.7         55.0

Cash flows from financing activities
Short-term borrowings, net                               2.6         43.2
Dividends paid                                         (24.4)       (24.2)
Other, net                                               2.7         (0.2)

Net change in cash due to financing activities         (19.1)        18.8

Effect of exchange rate changes on cash                 (1.2)        (0.3)

Net change in cash and cash equivalents                (26.5)       (15.0)

Cash and cash equivalents at beginning of period       122.8         69.1

Cash and cash equivalents at end of period           $  96.3      $  54.1



See accompanying notes to consolidated condensed financial statements.



     THE READER'S DIGEST ASSOCIATION, INC. AND SUBSIDIARIES
      NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
              (In millions, except per share data)
                           (unaudited)

(1) Basis of Presentation

The company reports on a fiscal year beginning July 1. The three-month periods ended September 30, 1998 and 1997 are the first fiscal quarters of fiscal year 1999 and fiscal year 1998, respectively.

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

(2) Basic and Diluted Earnings (Loss) Per Share

Basic earnings (loss) per share is computed by dividing net income (loss), less preferred stock dividend requirements of $0.3 in each of the three-month periods ended September 30, 1998 and 1997 by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share is computed by dividing net income (loss), less preferred stock dividend requirements, by the weighted average number of common shares outstanding during the period, assuming exercise and conversion of stock options. A weighted average number of common shares of
107.4 and 106.3 for the three-month periods ended September 30, 1998 and 1997, respectively was used for the computation of diluted earnings (loss) per share.

(3) Inventories
                                               September 30,      June 30,
                                                   1998             1998

Raw materials                                     $  17.5         $  21.8
Work-in-progress                                     20.1            24.7
Finished goods                                      126.5           115.7
                                                  $ 164.1         $ 162.2

(4) Revenues by Business Segments and Geographic Areas

                                                   Three-month period ended
                                                        September 30,
                                                      1998          1997
BUSINESS SEGMENTS
Reader's Digest Magazine                           $ 167.6        $ 172.1
Books and Home Entertainment Products                372.3          352.0
Special Interest Magazines                            22.9           21.3
Other Businesses                                      12.2           16.0

Total revenues                                     $ 575.0        $ 561.4

GEOGRAPHIC AREAS
United States                                      $ 256.5        $ 248.5
Europe                                               222.0          217.7
Pacific and Other Markets                             96.5           95.2

Total revenues                                     $ 575.0        $ 561.4


(5) Comprehensive Income (Loss)

Effective July 1, 1998, the company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income." The company has determined that at June 30, 1999, it will display comprehensive income (loss) in the Consolidated Statement of Changes in Stockholders' Equity. Accumulated other comprehensive loss as reported in the Consolidated Condensed Balance Sheets as of September 30, 1998 and June 30, 1998, represents foreign currency translation adjustments. The components of comprehensive income (loss), net of related tax, for the three-month periods ended September 30, 1998 and 1997 were as follows:

                                                   Three-month period ended
                                                          September 30,
                                                       1998           1997

Net income (loss)                                     $ 27.8        $(56.4)
Change in:
 Foreign currency translation adjustment                 5.1          (6.5)
 Net unrealized gains on certain investments             ---           0.2

                                                      $ 32.9        $(62.7)


(6) Other Operating Items

In connection with the new long-term strategy announced in September 1998, the company expects to record additional charges to other operating items in the second quarter of fiscal 1999 in a range of $30.0 to $50.0 for the discontinuation of unproductive businesses, cost reductions and re-engineering as components of the plan are finalized.

As described in Note TWO to the company's consolidated financial statements included in its 1998 Annual Report to Stockholders, the company recorded charges of $70.0 in the first quarter of 1998 relating to the discontinuation of certain businesses and the realignment of business processes and operations, charges of $35.0 in the fourth quarter of 1997 relating primarily to the realignment of the organization and operations, and charges of $204.0 in the third quarter of 1996 relating to the streamlining of the company's organizational structure and the strategic repositioning of certain businesses. The current activity, as well as reserve balances remaining at September 30, 1998, were:

                                          Balance at    Current     Balance
                                        June 30, 1998   Activity   Remaining

Employee retirement & severance
 benefits                                  $  59.6      $  (4.5)     $ 55.1
Other items                                   24.2         (6.3)       17.9
Business repositioning                         3.9          ---         3.9

Total                                      $  87.7      $ (10.8)     $ 76.9

(7) Debt

As described in Note NINE to the company's consolidated financial statements included in its 1998 Annual Report to Stockholders, the company is a party to a Competitive Advance and Revolving Credit Facility Agreement (the credit agreement) of up to $300.0. Under the credit agreement, the company must comply with certain financial covenants, including a minimum level of consolidated tangible net worth. At September 30, 1998, no borrowings were outstanding under the credit agreement. In addition, various international subsidiaries of the company have available lines of credit totaling $70.9. At September 30, 1998, loans in the amount of $10.2 were outstanding under international lines of credit at a weighted average interest rate of 7.8%.

(8) Change in Accounting for Pension Assets

Effective July 1, 1998, the company changed the method for calculating the market-related value of pension plan assets used in determining the return-on-asset component of annual pension expense and the cumulative net unrecognized gain or loss subject to amortization. The company believes that the new method is more widely used in practice and preferable because it results in pension plan asset values that more closely approximate fair value, while still mitigating the effect of annual market value fluctuations. In addition, the new method facilitates the global management of the company's pension plans as it results in a
consistent methodology for all plans for this calculation.   This
change resulted in a noncash benefit in fiscal 1999 of $40.5 ($25.3 after tax, or $0.24 per share) representing the cumulative effect of the change related to years prior to fiscal 1999 and $4.8 in lower pension expense ($3.0 after tax, or $0.03 per share) related to the three-month period ended September 30, 1998 as compared to the previous accounting method. Had this change been applied retroactively, pension expense would have been reduced by $3.9 ($2.5 after tax, or $0.02 per share) in the three-month period ended September 30, 1997.

(9) Sale Leaseback Transaction

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

Results of Operations

Three-Month Period Ended September 30, 1998 Compared With  Three-
Month Period Ended September 30, 1997

Management's discussion and analysis, as it pertains to geographic and business segment information, has been written excluding the effect of the 1998 first quarter other operating items of $70.0 in order to analyze the results on a comparable basis.

Revenues/Operating Profit (Loss)
Worldwide revenues for the first quarter of 1999 increased to $575.0, or by 2%, compared with $561.4 in the first quarter of 1998. Excluding the adverse effect of changes in foreign currency exchange rates, revenues increased 4%. This improvement was primarily attributable to higher unit sales and sales of a higher-priced product mix within Books and Home Entertainment Products. The increase in unit sales was predominantly a result of the timing of mail dates and number of promotional mailings during the quarter, as well as improved customer response to promotional mailings in most international markets. The higher customer response rates resulted primarily from a return to traditional promotional formats and the elimination of the least profitable names from promotional mailings. Higher revenues in most major developed markets and growth in Eastern Europe and Latin America were moderately offset by declines in other developed European markets.

The company reported worldwide operating profit of $16.6 in the first quarter of 1999, compared with an operating loss of $83.5 in the first quarter of 1998, before excluding the first quarter 1998 other operating items of $70.0. These operating results reflect higher revenues, the benefits of cost-containment initiatives in developed markets resulting from actions taken in prior years, lower proportionate promotional spending as a result of lower mail quantities and higher customer response rates, and the termination of strategic alliances as well as the elimination of spending on certain unprofitable growth initiatives, slightly offset by losses at the company's operations in Russia stemming primarily from the economic turmoil in Russia that resulted in the devaluation of the ruble.

Other (Expense) Income, Net
Other (expense) income, net decreased in the first quarter of 1999 to expense of $12.6, compared with income of $6.2 in the prior year. This decrease was primarily because of foreign exchange translation losses of $7.8 resulting from the devaluation of the Russian ruble and, to a lesser extent, losses on foreign exchange transactions and hedging activity. In addition, other income in the first quarter of 1998 included gains from sales of certain investments.

Income Taxes
For the first quarter of 1999, the effective tax rate was 37.5%. For the first quarter of 1998, the reported tax rate was 27.1%. Excluding the effect of other operating items, the overall effective tax rate was 37.5% for the first quarter of 1998.

Change in Accounting Principles
In the first quarter of fiscal 1999, the company adopted a preferred method for calculating the market-related value of pension plan assets used in determining the return-on-asset component  of  annual  pension expense  and  the  cumulative  net unrecognized gain or loss subject to amortization. The cumulative effect of adopting this change, for years prior to fiscal 1999, was a benefit of $40.5 ($25.3 after tax, or $0.24 per share). In addition, this change reduced pension expense for the first quarter of 1999 by $4.8 ($3.0 after tax, or $0.03 per share).

Basic and Diluted Earnings (Loss) per Share
The company reported net income of $27.8, or $0.26 per share, in the first quarter of 1999, compared with a net loss of $56.4, or $0.53 per share, in the first quarter of 1998. Excluding the cumulative effect of change in accounting principles for pension assets in 1999 and other operating items in 1998, basic and diluted earnings per share was $0.02 in the first quarter of 1999, compared with a loss of $0.05 per share in the first quarter of 1998.

The company's operations in Russia were significantly affected by the general economic turmoil and resulting devaluation of the ruble in the first quarter of 1999. In response to the Russian economic situation, the company took actions to scale back its operations in Russia. The company's operations in Russia generated a net loss of $16.4, or $0.15 per share in the first quarter of 1999, primarily as a result of the economic turmoil.

Geographic Areas

United States
Revenues in the United States increased from $248.5 in 1998 to $256.5, or by 3%, in 1999. This increase was primarily attributable  to  higher unit sales and sales of a  higher-priced product mix within Books and Home Entertainment Products and increased advertising revenues for Reader's Digest Magazine. Within Books and Home Entertainment Products, higher revenues from unit sales of general books and, to a lesser extent, Condensed Books, were moderately offset by declines in sales of music products. General books revenues increased primarily because of the number of promotional mailings in the first quarter of 1999 which resulted in an additional promotional mailing as compared to a year ago and, to a lesser extent, higher customer response to promotional mailings. Revenues for Condensed Books improved principally because of the timing of shipments compared with the prior year. The decrease in music products was caused by lower customer response to mailings, as well as lower mail quantities within the mailings. Higher average prices in Books and Home Entertainment Products were the result of an increase in the price of Condensed Books and a higher-priced mix of products offered in 1999. Advertising revenues for Reader's Digest Magazine increased because of a higher number of advertising pages sold, moderately offset by a lower average rate per page. Operating results improved significantly in 1999, compared with 1998, resulting from the improved revenues, a reduction in employee benefit costs as a result of the change in accounting for pension assets and the termination of strategic alliances as well as the elimination of spending on certain unprofitable growth initiatives.

Europe
Revenues in Europe increased from $217.7 in 1998 to $222.0, or by 2%, in 1999. Excluding the positive effect of changes in foreign currency exchange rates, revenues were at the same level as a year ago. Higher revenues in major developed markets and growth in Eastern Europe were offset by declines in other developed markets. Higher Books and Home Entertainment revenues were offset by lower circulation revenues for Reader's Digest Magazine in major developed markets and lower activity in the merchandise catalog business. Within Books and Home Entertainment Products, increased general books revenues resulting from higher units sold at a higher average price and increased unit sales of music products, were moderately offset by lower unit sales of video products. Improved customer response rates to promotional mailings in major developed markets principally resulting from a return to traditional promotional formats and the elimination of the least profitable names from promotional mailings contributed to higher general books and music products revenues. General books revenues also benefited from a significantly higher-priced mix of products offered in the first quarter of 1999 and growth in Eastern Europe. Sales of video products were negatively affected by the timing of mail dates and number of promotional mailings during the quarter, which resulted in fewer mailings as compared to a year ago. Operating profit improved significantly in 1999, compared with 1998, as a result of higher revenues, lower proportionate promotional spending as a result of lower mail quantities and higher customer response rates, and the benefits of cost-containment initiatives in most developed markets resulting from actions taken in prior years, moderately offset by losses at the company's operations in Russia stemming primarily from the economic turmoil in Russia that resulted in the devaluation of the ruble.

Pacific and Other Markets
Revenues in Pacific and Other Markets increased from $95.2 in 1998 to $96.5, or by 1%, in 1999. Excluding the adverse effect of changes in foreign currency exchange rates, revenues increased 16%. Revenues increased primarily within Books and Home Entertainment Products, because of higher unit sales in all product lines, most notably music and video products and Condensed Books and, to a lesser extent, sales of a higher-priced product mix within general books. Higher unit sales were attributable to growth in music and video product sales in Latin America, particularly in Brazil, as well as the launch of
Condensed  Books  in  this region.  Revenues  also  increased  in
Australia because of the timing of mail dates and shipments as well as the number of promotional mailings during the quarter compared with the prior year, and improved customer response to promotional mailings. Operating results improved in 1999, compared with 1998, primarily because of higher revenues, lower proportionate promotional spending as a result of higher customer response rates and the benefits of cost-containment initiatives in developed markets resulting from actions taken in prior years.

Corporate Expense
Corporate Expense in the first quarter of 1999 decreased to $8.4, compared with $10.9 in 1998, primarily as a result of lower consulting and recruiting costs, moderately offset by certain employee benefit costs.

Business Segments

Reader's Digest Magazine
Revenues for Reader's Digest Magazine decreased from $172.1 in 1998 to $167.6, or by 3%, in 1999. Excluding the adverse effect of changes in foreign currency exchange rates, revenues decreased 1%. The decrease in revenues was primarily attributable to lower circulation revenues moderately offset by a higher number of advertising pages sold at a lower average rate per page in the first quarter of 1999. Lower circulation revenues were principally caused by lower circulation levels in the United States and circulation declines in several major markets, particularly Germany and the United Kingdom. The effect of a significantly higher number of ad pages sold in the United States and, to a lesser extent, in Germany, was moderately offset by a lower negotiated average rate per page in these markets. Operating profit for Reader's Digest Magazine improved in the first quarter of 1999 compared with the same period a year ago. The increase primarily reflects a reduction in employee benefit costs as a result of the change in accounting for pension assets. In order to increase the efficiency of its promotional spending, the company announced on October 1, 1998 that it will reduce the rate base for Reader's Digest Magazine in the United States from 15 million copies per issue to 13.3 million for the January - June 1999 issues, then level off at 12.5 million copies with the July 1999 issue.

Books and Home Entertainment Products
Revenues for Books and Home Entertainment Products increased from $352.0 in 1998 to $372.3, or by 6%, in 1999. Excluding the
adverse effect of changes in foreign currency exchange rates, revenues increased 8%, principally attributable to the company's Pacific and Other Markets and, to a lesser extent, United States operations. Revenues increased in general books and, to a lesser extent, Condensed Books, as a result of higher unit sales and sales of a higher-priced product mix. The increase in general books was caused by the number of promotional mailings in the first quarter of 1999 which resulted in an additional promotional mailing as compared to a year ago in the United States, higher customer response to promotional mailings in major developed markets, growth in Eastern Europe and a significantly higher-priced mix of products offered in the first quarter of 1999. Higher customer response rates to promotional mailings resulted primarily from a return to traditional promotional formats and the elimination of the least profitable names from promotional mailings. Condensed Books revenues improved principally because of the timing of shipments compared with the prior year, improved customer response to promotional mailings in certain markets, and the launch of Condensed Books in Latin America. Higher average prices for Condensed Books were the result of price increases in the United States and certain International markets. Operating profit for Books and Home Entertainment Products increased significantly in 1999, compared with 1998. These operating results were affected by higher revenues, lower proportionate promotional spending as a result of lower mail quantities and higher customer response rates, the elimination of spending on certain unprofitable growth initiatives and the benefits of cost-containment initiatives in most developed markets resulting from actions taken in prior years.

Special Interest Magazines
Revenues for Special Interest Magazines increased from $21.3 in 1998 to $22.9, or by 8%, in 1999. This increase was primarily attributable to higher circulation and advertising revenues, resulting from subscription price increases, higher subscription levels and a higher average rate per advertising page sold in 1999, principally as a result of rate base increases for several magazines. Operating results improved in 1999 compared with 1998 primarily as a result of the higher circulation and advertising revenues.

Forward-Looking Information

Strategic Initiatives
The company is undertaking a three-phase strategy to build on its fundamental strengths and create growth opportunities over the next three years.

In July 1998, the company announced as the first step in this strategy a global reorganization that included the organization of operations into four business groups, the restructuring of editorial organizations, the establishment of new reporting relationships and the reassignment of certain executives. The second phase of the strategy, announced in September 1998, targeted the restructuring of costs and the conversion of underproductive assets to cash. The main components of the second phase of the strategy were the elimination or rationalization of unproductive businesses, activity-based cost reductions and re-engineering, and leveraging the asset base of the company.

The  global  reorganization announced in  July  is  substantially complete. The second phase of the strategy is currently underway, and the elimination or rationalization of unproductive businesses is still on track to be completed within the next 18 months. The company expects to record charges to other operating items in a range of $30.0 to $50.0 in the second quarter of fiscal 1999 related to cost reduction and re-engineering actions as components of the plan are finalized. Actions to leverage the asset base of the company are in process and the sale of key works from the art collection and the sale of the company's U.K. Canary Wharf office facility are expected to be completed by the end of the second quarter of 1999. In addition, on October 9, 1998 the company announced a reduction in its quarterly dividend for the second quarter of 1999 from $0.225 per share to $0.05 per share.

The third phase of the strategy is expected to be announced in January 1999 and will focus on plans to expand the business. This will include investing in internal opportunities, as well as targeting acquisitions that leverage the company's core strengths, expanding geographically, introducing new products and engaging in at least one completely new business.

Fiscal 1999 Results
The first quarter of fiscal 1999 was significantly affected by the economic turmoil in Russia that resulted in the devaluation of the ruble. The company has taken actions to scale back operations in Russia in response to the economic turmoil. The company's actions are expected to mitigate future losses from the company's operations in Russia. Further losses are anticipated for the company's operations in Russia, although not at the levels that were recognized in the first quarter.

In addition, results for the first quarter of fiscal 1999 were positively affected by the timing of mail dates and number of promotional mailings during the quarter as compared to a year ago, as well as improved customer response to those mailings. On balance, the remainder of fiscal 1999 is expected to reflect an offset to a portion of this timing, as well as some weakness in series product lines in certain markets resulting from disappointing introductory mailings in the first quarter. The remainder of the year is expected to continue to benefit from the improved customer response rates and the reduction in employee benefit costs as a result of the change in accounting for pension assets. However, the company continues to see significant volatility in the level of customer response rates in individual mailings. As such, the company is cautious regarding the continuing effect of improved customer response rates on its outlook for results for fiscal 1999. Notwithstanding the events in Russia, results for fiscal 1999 are expected to show a modest improvement over fiscal 1998 including the benefit for the change in accounting for pension assets and before the effects of the execution of the second phase of the strategy and other operating items; however, as the strategy is executed worldwide, results are expected to show additional improvement in 1999 and more significant benefits are anticipated over the next two to three years.

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

The Company's State of Readiness. The company has developed a remediation plan for its year 2000 issue that involves three overlapping phases:

1)Inventory - This phase includes the creation of an inventory of three functional areas:

     a)Applications and information technology (IT)  equipment  -
     These include all mainframe, network and desktop hardware and software, including custom and packaged applications, and IT embedded systems.

     b)Non-information technology (non-IT) embedded systems - These include non-IT equipment and machinery. Non-IT embedded systems, such as security, fire prevention and climate control systems typically include embedded technology, such as microcontrollers.

    c)Vendor relationships - These include significant third party vendors and suppliers of goods and services, as well as vendor and supplier interfaces.

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

Costs to Address the Company's Year 2000 Issue. The total cost of the company's remediation plan is estimated at approximately $13.0 to $18.0 and is being funded through operating cash flows. To manage the cash flow effects of these incremental costs, the company has deferred certain IT development costs and system enhancements. Of the total cost, approximately $2.0 is
attributable   to  new  hardware  and  software  that   will   be
capitalized. The remainder will be expensed as incurred. To date, approximately $6.0 of the total cost of the remediation plan has been spent, the majority of which was expensed.

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

The company believes that the conversion to the euro will not have a significant impact on the marketing strategy for the company's European operations. The euro is not expected to have a significant competitive impact, including the resulting need to synchronize prices between markets, primarily because, for the most part, the editorial content of the company's publishing products varies, the products are published in local languages and they are sold principally through direct mail rather than retail channels. These factors result in products that tend to be unique to each market that do not easily lend themselves to price comparisons across borders. The estimated costs to convert all affected systems to the euro will not be finalized until the company has completed a strategic plan; therefore it is uncertain whether the costs of conversion will have a material adverse effect on the company's results of operations, financial position or cash flow.

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

Liquidity and Capital Resources

Cash and cash equivalents, short-term investments and marketable securities decreased $26.8 to $99.3 at September 30, 1998 compared with June 30, 1998. The decrease was primarily a result of operating cash flow requirements and dividend payments, which were offset to a large extent by an advance on the sale of certain assets.

In the first quarter of 1999, the company paid a $0.225 per share dividend on its common stock, the same as a year ago. On October 9, 1998, the company announced a reduction in its quarterly dividend for the second quarter of 1999 to $0.05 per share. At the current rate, the annualized dividend is $0.375 per share in 1999 compared with $0.90 in 1998.

The company did not repurchase any shares of Class A nonvoting common stock in the first quarter of 1999.

The company is a party to a Competitive Advance and Revolving Credit Facility Agreement amended as of June 2, 1998, with a syndicate of domestic and foreign banks (the credit agreement). The credit agreement, which expires in November 2001, permits competitive advance and revolving credit borrowings of up to $300.0 by the company and its designated subsidiaries. Interest rates can be based on several pricing options that can vary based upon operating results of the company. The proceeds of the borrowings may be used for general corporate purposes, including acquisitions, share repurchases and commercial paper backup. The credit agreement contains certain restrictions on incurrence of debt, liens and guarantees of indebtedness. The company must also comply with certain financial covenants, including a minimum level of consolidated tangible net worth. At September 30, 1998, there were no borrowings outstanding under the credit agreement.

In addition, various international subsidiaries of the company have available lines of credit totaling $70.9. At September 30, 1998, loans in the amount of $10.2 were outstanding under international lines of credit at a weighted average interest rate of 7.8%.

The company believes that its liquidity, capital resources, cash flow and borrowing capacity are sufficient to fund normal capital expenditures, working capital requirements, the payment of dividends and implementation of the company's strategic initiatives.


                   PART II.  OTHER INFORMATION


Item 6.   EXHIBITS AND REPORTS ON FORM 8-K.

(a)  Exhibits

     18 Letter from KPMG Peat Marwick LLP dated as of November 13, 1998 re change in accounting principles for pension assets.

     27   Financial Data Schedule





(b)  Reports on Form 8-K

     During the three-months ended September 30, 1998, the company filed the following reports on Form 8-K:

     Form 8-K dated July 27, 1998 which included a copy of a press release relating to senior management changes.

     Form 8-K dated August 19, 1998 which included a copy of a press release relating to the election of a director to the company's Board of Directors.

     Form 8-K dated September 16, 1998 which included a copy of a
     press   release   relating   to  the   company's   strategic
     initiatives.








                           SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                                     The Reader's Digest Association, Inc.
                                        (Registrant)



Date:  November 13, 1998   By:          GEORGE S. SCIMONE
                                        George S. Scimone
                                        Senior Vice President and
                                        Chief Financial Officer
                                        (and authorized signatory)





                          EXHIBIT INDEX



Exhibit                                                         Page

18 Letter from KPMG Peat Marwick LLP dated as of November 13, 1998 re change in accounting principles for pension assets.

27      Financial Data Schedule