Form 10-Q
period 1998-12-31
READERS DIGEST ASSOCIATION INC
filed 1999-02-05
CIK 858558

FORM 10-Q

               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

     [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended December 31, 1998

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


As   of   January  29,  1999,  the  following  shares  of   the
registrant's common stock were outstanding:

Class  A  Nonvoting Common Stock, $0.01 par value:   85,594,496 shares
Class B Voting Common Stock, $0.01 par value:        21,716,057 shares




     THE READER'S DIGEST ASSOCIATION, INC. AND SUBSIDIARIES

                       Index to Form 10-Q

                        December 31, 1998


Part I - Financial Information                                   Page No.

The Reader's Digest Association, Inc. and Subsidiaries
Financial Statements (unaudited):

 Consolidated Condensed Statements of Income
  for the three and six-month periods ended December 31, 1998
  and 1997                                                           3

 Consolidated Condensed Balance Sheets
  as of December 31, 1998 and June 30, 1998                          4

 Consolidated Condensed Statements of Cash Flows
  for the six-month periods ended December 31, 1998 and 1997         5

 Notes to Consolidated Condensed Financial Statements                6

Management's Discussion and Analysis
 of Financial Condition and Results of Operations                   10


Part II - Other Information                                         21


     THE READER'S DIGEST ASSOCIATION, INC. AND SUBSIDIARIES
           CONSOLIDATED CONDENSED STATEMENTS OF INCOME
  Three and six-month periods ended December 31, 1998 and 1997
              (In millions, except per share data)
                           (unaudited)


                                               Three-month period ended   Six-month period ended
                                                       December 31,             December 31,
                                                    1998         1997        1998        1997
Revenues                                          $781.0        $812.5    $1,356.0    $1,373.9

Product, distribution and editorial expenses       272.3         297.8       484.8        501.3
Promotion, marketing and administrative
 expenses                                          409.8         428.3       755.7        799.7
Other operating items and impairment losses         31.0           ---        31.0         70.0

Operating profit                                    67.9          86.4        84.5          2.9

Other income, net                                   75.8           0.4        63.2          6.6

Income before provision for income taxes           143.7          86.8       147.7          9.5

Provision for income taxes                          57.2          32.5        58.7         11.6

Income (loss) before cumulative effect of
 change in accounting principles                    86.5          54.3        89.0         (2.1)

Cumulative effect of change in accounting
 principles for pension assets                       ---           ---        25.3         ---

Net income (loss)                                 $ 86.5        $ 54.3    $  114.3     $   (2.1)

Basic and diluted earnings (loss) per share:

 Before cumulative effect of change in
  accounting principles                           $ 0.80        $ 0.51    $   0.82    $   (0.03)

 Cumulative effect of change in accounting
  principles                                         ---           ---        0.24          ---

 Basic and diluted earnings (loss) per share      $ 0.80        $ 0.51    $   1.06    $   (0.03)

Average common shares outstanding                  107.2         106.3       107.2        106.3

Dividends per common share                        $ 0.05        $0.225    $  0.275    $    0.45


See accompanying notes to consolidated condensed financial statements.


     THE READER'S DIGEST ASSOCIATION, INC. AND SUBSIDIARIES
              CONSOLIDATED CONDENSED BALANCE SHEETS
            As of December 31, 1998 and June 30, 1998
                          (In millions)
                           (unaudited)



                                                  December 31,   June 30,
                                                      1998         1998
Assets
Cash and cash equivalents                          $  185.3      $  122.8
Receivables, net                                      546.4         376.4
Inventories                                           144.3         162.2
Prepaid expenses and other current assets             329.3         311.2

Total current assets                                1,205.3         972.6

Property, plant and equipment, net                    267.8         285.4
Other noncurrent assets                               330.9         306.0

Total assets                                       $1,804.0      $1,564.0

Liabilities and stockholders' equity
Accounts payable                                   $  162.5      $  172.1
Accrued expenses                                      417.7         377.4
Income taxes payable                                   67.3          21.0
Unearned revenue                                      412.2         355.4
Other current liabilities                              69.3          90.0

Total current liabilities                           1,129.0       1,015.9

Other noncurrent liabilities                          311.5         289.5

Total liabilities                                   1,440.5       1,305.4

Capital stock                                          22.3          16.6
Paid-in capital                                       144.6         144.8
Retained earnings                                     929.2         845.0
Accumulated other comprehensive loss                  (37.3)        (49.8)
Treasury stock, at cost                              (695.3)       (698.0)

Total stockholders' equity                            363.5         258.6

Total liabilities and stockholders' equity         $1,804.0      $1,564.0


See accompanying notes to consolidated condensed financial statements.


     THE READER'S DIGEST ASSOCIATION, INC. AND SUBSIDIARIES
         CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
       Six-month periods ended December 31, 1998 and 1997
                          (In millions)
                           (unaudited)


                                                     Six-month period ended
                                                          December 31,
                                                       1998         1997
Cash flows from operating activities
Net income (loss)                                     $ 114.3      $ (2.1)
Depreciation and amortization                            33.5        23.1
Other, net                                              (93.3)      (82.7)

Net change in cash due to operating activities           54.5       (61.7)

Cash flows from investing activities
Proceeds from maturities and sales of short-term
 investments and marketable securities, net              (4.1)        9.1
Proceeds from other long-term investments, net            1.0        46.6
Proceeds from sales of property, plant and equipment     79.0         3.8
Payments for business acquisitions                      (32.7)        ---
Other, net                                              (13.1)      (15.4)

Net change in cash due to investing activities           30.1        44.1

Cash flows from financing activities
Short-term borrowings, net                               (0.1)       57.9
Dividends paid                                          (30.1)      (48.5)
Other, net                                                8.2         2.7

Net change in cash due to financing activities          (22.0)       12.1

Effect of exchange rate changes on cash                  (0.1)       (1.1)

Net change in cash and cash equivalents                  62.5        (6.6)

Cash and cash equivalents at beginning of period        122.8        69.1

Cash and cash equivalents at end of period            $ 185.3      $ 62.5


See accompanying notes to consolidated condensed financial statements.


     THE READER'S DIGEST ASSOCIATION, INC. AND SUBSIDIARIES
      NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
              (In millions, except per share data)
                           (unaudited)

(1)  Basis of Presentation

The company reports on a fiscal year beginning July 1. The three-month periods ended December 31, 1998 and 1997 are the second fiscal quarters of fiscal year 1999 and fiscal year 1998, respectively.

The accompanying consolidated condensed financial statements have not been audited, but in the opinion of management, have been prepared in conformity with generally accepted accounting principles applying certain judgments and estimates which include all adjustments (consisting only of normal recurring adjustments) considered necessary to present fairly such information. Operating results for any interim period are not necessarily indicative of the results for an entire year because of the seasonality of the company's business.

(2)  Basic and Diluted Earnings (Loss) Per Share

Basic earnings (loss) per share is computed by dividing net income (loss), less preferred stock dividend requirements of $0.3 in each of the three-month periods ended December 31, 1998 and 1997, and $0.7 in each of the six-month periods ended December 31, 1998 and 1997 by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share is computed by dividing net income (loss), less preferred stock dividend requirements, by the weighted average number of common shares outstanding during the period, assuming exercise and conversion of stock options. A weighted average number of common shares of 107.5 and 106.5 for the three-month periods ended December 31, 1998 and 1997, and 107.5 and 106.6 for the six-month periods ended December 31, 1998 and 1997, respectively was used for the computation of diluted earnings (loss) per share.

(3)  Inventories
                                       December 31,   June 30,
                                          1998          1998

Raw materials                            $ 13.9        $ 21.8
Work-in-progress                           24.6          24.7
Finished goods                            105.8         115.7
                                         $144.3        $162.2

(4)  Revenues by Business Segments and Geographic Areas

                                    Three-month period ended  Six-month period ended
                                          December 31,             December 31,
                                      1998          1997         1998        1997
BUSINESS SEGMENTS
Reader's Digest Magazine            $ 175.7      $ 187.1       $  343.3    $  359.2
Books and Home Entertainment
 Products                             452.9        476.5          825.2       828.5
Special Interest Magazines             27.3         25.0           50.2        46.3
Other Businesses                      125.1        123.9          137.3       139.9

Total revenues                      $ 781.0      $ 812.5       $1,356.0    $1,373.9

GEOGRAPHIC AREAS
United States                       $ 364.8      $ 387.2       $  621.3    $  635.7
Europe                                297.5        306.8          519.5       524.5
Pacific and Other Markets             118.7        118.5          215.2       213.7

Total revenues                      $ 781.0      $ 812.5       $1,356.0    $1,373.9


(5)                            Comprehensive Income (Loss)

Effective July 1, 1998, the company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income." The company has determined that at June 30, 1999, it will display comprehensive income (loss) in the Consolidated Statement of Changes in Stockholders' Equity. Accumulated other comprehensive loss as reported in the Consolidated Condensed
Balance Sheets as of December 31, 1998 and June 30, 1998, represents foreign currency translation adjustments. The components of comprehensive income (loss), net of related tax, for the three-month periods ended December 31, 1998 and 1997, and for the six-month periods ended December 31, 1998 and 1997 were as follows:

                                              Three-month period ended    Six-month period ended
                                                    December 31,               December 31,
                                                 1998          1997         1998         1997
Net income (loss)                              $  86.5        $ 54.3       $114.3      $ (2.1)
Change in:
 Foreign currency translation adjustment           7.4          (7.2)        12.5       (13.7)
 Net unrealized gains on certain investments       ---           ---          ---         0.2

                                               $  93.9        $ 47.1       $126.8      $(15.6)

(6)            Other Operating Items and Impairment Losses

In the second quarter of 1999, the company recorded other operating items and impairment losses of $31.0 ($21.5 after tax, or $0.20 per share) composed of the following:

1. The company recorded charges of $51.3 ($33.7 after tax, or $0.32 per share) (second quarter 1999 charges) composed primarily of severance costs associated with cost reduction and re-engineering activities and costs related to the discontinuation of certain unproductive businesses. These actions cover the separation of more than 700 employees from the worldwide workforce in substantially all functional areas of the company, and are expected to be substantially completed by December 31, 1999. As of December 31, 1998, approximately one-half of these employees had been separated from the workforce.

2.    The  company  adjusted the remaining accrual balances  from
  charges  originally recorded in 1998, 1997 and  1996.   Several
  actions initiated by prior management and included in these prior charges are not expected to be completed in connection with the new long-term strategy of the company. This resulted in a benefit of $35.0 ($22.2 after tax, or $0.21 per share) (adjustments to prior balances) in the second quarter of 1999. The accrual balances remaining from the 1998, 1997 and 1996 charges relate principally to ongoing severance payments and contract termination costs.

3. The company also recorded impairment losses of $14.7 ($10.0 after tax, or $0.09 per share) relating principally to certain computer hardware and software that will no longer be used in the
  company's   operations  and,  to  a  lesser  extent,  leasehold
  improvements, furniture and fixtures that were written off as a result of the headcount reduction and re-engineering activities.

In addition to finalizing further components of the re-engineering plan discussed above and estimated costs associated with those actions, the company is currently reviewing additional potential re-engineering activities. As a result, the company expects to record additional other operating items and impairment losses during the next 12 months.

The following table summarizes the components of other operating items and impairment losses for the second quarter of 1999. In addition, the components of the second quarter 1999 charges, current activity, as well as accrual balances remaining at December 31, 1998, were:

                                           Other
                                         Operating
                                         Items and   Current     Balance
                                        Impairment   Activity   Remaining
                                          Losses

Employee severance benefits               $44.9      $ (6.5)     $ 38.4
Contract terminations                       4.8         ---         4.8
Other                                       1.6         ---         1.6

Second quarter 1999 charges               $51.3      $ (6.5)     $ 44.8
Impairment losses                          14.7
Adjustments to prior balances             (35.0)

Total other operating items and
 impairment losses                        $31.0

As described in Note TWO to the company's consolidated financial statements included in its 1998 Annual Report to Stockholders, the company recorded charges of $70.0 in the first quarter of 1998 relating to the discontinuation of certain businesses and the realignment of business processes and operations, charges of $35.0 in the fourth quarter of 1997 relating primarily to the realignment of the organization and operations, and charges of $204.0 in the third quarter of 1996 relating to the streamlining of the company's organizational structure and the strategic repositioning of certain businesses. The current activity, adjustments to prior balances discussed above, as well as accrual balances remaining at December 31, 1998, were:

                              Balance at      Current                 Balance
                             June 30, 1998   Activity   Adjustments  Remaining

Employee retirement and
 severance benefits             $  59.6       $(10.8)    $ (27.1)       $ 21.7
Other items                        24.2         (6.1)       (6.2)         11.9
Business repositioning              3.9         (1.1)       (1.7)          1.1

Total                           $  87.7       $(18.0)    $(35.0)        $ 34.7

(7)   Debt

As described in Note NINE to the company's consolidated financial statements included in its 1998 Annual Report to Stockholders, the company is a party to a Competitive Advance and Revolving Credit Facility Agreement (the credit agreement) of up to $300.0. Under the credit agreement, the company must comply with certain financial covenants, including a minimum level of consolidated tangible net worth. At December 31, 1998, no borrowings were outstanding under the credit agreement. In addition, various international subsidiaries of the company have available lines of credit totaling $59.8. At December 31, 1998, loans in the amount of $3.4 were outstanding under international lines of credit at a weighted average interest rate of 8.8%.

(8)  Change in Accounting for Pension Assets

Effective July 1, 1998, the company changed the method for calculating the market-related value of pension plan assets used in determining the return-on-asset component of annual pension expense and the cumulative net unrecognized gain or loss subject to amortization. The company believes that the new method is more widely used in practice and preferable because it results in pension plan asset values that more closely approximate fair value, while still mitigating the effect of annual market value fluctuations. In addition, the new method facilitates the global management of the company's pension plans as it results in a consistent methodology for all plans for this calculation. This change resulted in a noncash benefit in fiscal 1999 of $40.5 ($25.3 after tax, or $0.24 per share) representing the cumulative effect of the change related to years prior to fiscal 1999 and $4.8 and $9.5 in lower pension expense ($3.0 and $5.9 after tax, or $0.03 and $0.06 per share) related to the three- and six-month periods ended December 31, 1998, respectively as compared to the previous accounting method. Had this change been applied retroactively, pension expense would have been reduced by $3.9 and $7.9 ($2.5 and $4.9 after tax, or $0.02 and $0.05 per share) in the three- and six-month periods ended December 31, 1997, respectively.

(9)  Sale of Artwork

In November 1998 the company sold important works of art from its collection which resulted in a gain on the sale of property, plant and equipment of $85.3 ($53.3 after tax, or $0.50 per share) recorded in other income, net in the three- and six-month periods ended December 31, 1998.

(10)  Sale of Operations in South Africa

On December 31, 1998 the company sold its operations in South Africa which resulted in a non-cash loss of $7.9, ($6.1 after tax, or $0.06 per share) recorded in other income, net in the three- and six-month periods ended December 31, 1998. The net loss included a write-off of $9.5 which was transferred from foreign currency translation adjustments as a result of the sale.

(11)  Subsequent Event

On January 29, 1999, the company entered into an agreement for the sale and leaseback of its Canary Wharf office facility in the United Kingdom, for a sales price of 59.2 pounds sterling (approximately $100.0). This transaction will be recorded in the third quarter of fiscal 1999.


     The Reader's Digest Association, Inc. and Subsidiaries
              Management's Discussion and Analysis
        of Financial Condition and Results of Operations
          (Dollars in millions, except per share data)


Results of Operations

Three-Month  Period Ended December 31, 1998 Compared With  Three-
Month Period Ended December 31, 1997


Items Affecting the Comparability of Reported Results

Other Operating Items and Impairment Losses
Management's discussion and analysis, as it pertains to geographic and business segment information, has been presented excluding the net effect of the second quarter 1999 other operating items and impairment losses of $31.0 ($21.5 after tax, or $0.20 per share) in order to analyze the results on a comparable basis. The other operating items and impairment losses recorded in the second quarter of 1999 were composed of the following:

1. The company recorded charges of $51.3 ($33.7 after tax, or $0.32 per share) composed primarily of severance costs associated with cost reduction and re-engineering activities and costs
  related   to   the  discontinuation  of  certain   unproductive
  businesses. These actions cover the separation of more than 700 employees from the worldwide workforce in substantially all functional areas of the company, and are expected to be substantially completed by December 31, 1999.

2.    The  company  adjusted the remaining accrual balances  from
  charges  originally recorded in 1998, 1997 and  1996.   Several
  actions initiated by prior management and included in these prior charges are not expected to be completed in connection with the new long-term strategy of the company. This resulted in a benefit of $35.0 ($22.2 after tax, or $0.21 per share) in the second quarter of 1999. The accrual balances remaining from the 1998, 1997 and 1996 charges relate principally to ongoing severance payments and contract termination costs.

3. The company also recorded impairment losses of $14.7 ($10.0 after tax, or $0.09 per share) relating principally to certain computer hardware and software that will no longer be used in the
  company's   operations  and,  to  a  lesser  extent,  leasehold
  improvements, furniture and fixtures that were written off as a result of the headcount reduction and re-engineering activities.

In addition to completing further components of the re-engineering plan discussed above and estimated costs associated with those actions, the company is currently reviewing additional potential re-engineering activities. As a result, the company expects to record additional other operating items and impairment losses during the next 12 months. In the long-term, the combined effect of these actions is expected to reduce annual revenues by at least $200.0 and reduce the company's annual expense base, excluding other operating items and impairment losses, by at least $300.0 to $350.0 by the end of fiscal 2001.

Other Income, Net
In  the  second quarter of 1999, the company recorded a  gain  of
$85.3  ($53.3  after  tax, or $0.50 per share)  on  the  sale  of important works of art from the company's collection. In addition, on December 31, 1998, the company sold its operations in South Africa, which resulted in a non-cash loss of $7.9 ($6.1 after tax, or $0.06 per share).

Revenues/Operating Profit
Worldwide revenues for the second quarter of 1999 decreased to $781.0, or by 4%, compared with $812.5 in the second quarter of 1998. Excluding the adverse effect of changes in foreign currency exchange rates, revenues decreased 3%. This decline was primarily attributable to lower unit sales within Books and Home Entertainment Products, in particular in the United States, principally caused by lower mail quantities within individual mailings, as well as a reduction in the number of promotional mailings during the quarter. Customer response to promotional mailings improved in certain developed European markets; however, customer response levels in certain product lines in the United States were lower. Lower revenues in the United States and, to a much lesser extent, in the United Kingdom and in Russia, where operations were scaled back in response to the devaluation of the ruble, were moderately offset by higher revenues in Germany and growth in Brazil.

The company reported worldwide operating profit of $67.9 in the second quarter of 1999, compared with operating profit of $86.4 in the second quarter of 1998. Excluding the items affecting the comparability of reported results, second quarter 1999 operating profit was $98.9, a 14% improvement over the same period a year ago. This increase occurred primarily because the decline in revenues was more than offset by lower product costs resulting in part from sales of a higher-priced product mix and lower product development costs, and lower promotional expenses as a result of the reduction in the mail quantities within individual mailings and the number of promotional mailings. To a lesser extent, the company benefited from the termination of certain strategic alliances and the elimination of spending on certain unprofitable initiatives. This benefit was partially offset by one-time costs relating to inventory write-offs associated with product lines that are being discontinued. Overhead expenses increased slightly compared with a year ago, principally resulting from higher incentive compensation expenses which were largely offset by a reduction in pension costs and, to a lesser extent, benefits from re-engineering activities principally in the United States.

Other Income, Net
Other income, net, increased in the second quarter of 1999 to $75.8, compared with $0.4 in the prior year. Excluding the items affecting the comparability of reported results, other income, net in the second quarter of 1999 was a net expense of $1.6. This decrease was principally a result of losses on foreign exchange transactions and hedging activity, as well as foreign exchange translation losses resulting from the devaluation of the Russian ruble, which were partially offset by lower interest expense in the second quarter of 1999.

Income Taxes
For  the second quarter of 1999, the reported tax rate was 39.8%.
Excluding the items affecting the comparability of reported results in 1999, the overall effective tax rate was 37.5% for the second quarter of 1999 and 1998.

Change in Accounting Principles
In the first quarter of fiscal 1999, the company adopted a preferred method for calculating the market-related value of pension plan assets used in determining the return-on-asset component of annual pension expense and the cumulative net unrecognized gain or loss subject to amortization. This change reduced pension expense for the second quarter of 1999 by $4.8 ($3.0 after tax, or $0.03 per share).

Basic and Diluted Earnings per Share
The company reported net income of $86.5, or $0.80 per share, in the second quarter of 1999, compared with net income of $54.3, or $0.51 per share, in the second quarter of 1998. Excluding the items affecting the comparability of reported results in 1999, basic and diluted earnings per share was $0.56 in the second quarter of 1999.


Geographic Areas

United States
Revenues in the United States decreased from $387.2 in 1998 to $364.8, or by 6%, in 1999. This decrease was primarily attributable to lower unit sales within Books and Home Entertainment Products, moderately offset by sales of a higher-priced product mix and revenues from the Good Catalog Company, which was acquired in October 1998. Books and Home Entertainment Products revenues declined in most product lines principally because of the timing of promotional mailings, lower customer response to promotional mailings in certain product lines, lower mail quantities within mailings and, to a lesser extent, a reduction in certain types of mailing activities. Although the company has returned to traditional promotional formats in the United States, customer response rates appear to have been unfavorably affected by negative publicity concerning sweepstakes marketing methods employed by other companies in the United States. In addition, certain products offered in certain product lines in 1999 did not have as broad an appeal as those offered in the prior year. In 1999, the company reduced mail quantities within mailings based on expected product strength and the desire to reduce marginally profitable mailing activities. Revenues declined particularly in general books and, to a lesser extent, music products. Revenues in both product lines decreased because of lower mail quantities within individual promotional mailings in 1999. In addition, a general books mailing was sent earlier than in the prior year which caused the revenues to be recognized in the first quarter of 1999, and a music products mailing was sent later than in the prior year which will cause the revenues to be recognized in the third quarter of 1999. Higher average prices in Books and Home Entertainment Products were the result of postage and handling price increases across several product lines, in anticipation of postal rate increases, and a higher-priced mix of products offered in 1999. Operating profit improved in 1999, compared with 1998, primarily because the decline in revenues was offset by lower promotional expenses and product costs as a result of the reduction in mail quantities within individual mailings and, to a lesser extent, the number of promotional mailings, the termination of certain strategic alliances and the elimination of spending on certain unprofitable initiatives. In addition, overhead expenses were lower in 1999 principally because of a reduction in pension costs and benefits from re-engineering activities.

Europe
Revenues in Europe decreased from $306.8 in 1998 to $297.5, or by 3%, in 1999. Excluding the positive effect of changes in foreign currency exchange rates, revenues decreased 6%. Lower revenues in the United Kingdom, Russia and most other developed markets were moderately offset by higher revenues in Germany. Improved customer response to promotional mailings in certain developed markets in 1999, which was attributable largely to a return to traditional promotional formats and the elimination of the least profitable names from mailings, partially offset the decline in revenues from the strategic reduction in mail quantities in the current year. Revenues declined principally in Books and Home Entertainment Products and, to a lesser extent, because of lower circulation revenues for Reader's Digest Magazine in developed markets, particularly in the United Kingdom and Germany. Within Books and Home Entertainment Products, lower unit sales primarily within video products, general books and series books were moderately offset by sales of a higher-priced product mix in most product lines, most notably video products. The decline in video products was the result of a reduction in the number of mailings and lower mail quantities within individual mailings, moderately offset by sales of a higher-priced product mix in 1999. General books revenues declined as a result of the same factors and the scaling back of operations in Russia in response to the devaluation of the ruble, moderately offset by higher customer response to mailings and an additional promotional mailing within the quarter as compared to a year ago in Germany. The reduction in series books revenues was caused by a series that is being phased out as well as a reduction in the number of mailings. Operating profit improved significantly in 1999, compared with 1998, as a result of improved performance in Germany because of higher customer response to promotional mailings containing lower mail quantities. In addition, the decline in revenues was more than offset by lower product costs resulting in part from sales of a higher-priced product mix and lower product development costs, and lower promotional expenses from the strategic reduction in the number of promotional mailings and the mail quantities within individual mailings.

Pacific and Other Markets
Revenues in Pacific and Other Markets remained level with a year ago at $118.7. Excluding the adverse effect of changes in foreign currency exchange rates, revenues increased 10%. Revenues increased primarily as a result of expansion in Brazil and, to a lesser extent, from improved sales in Canada compared to the prior year when a postal strike was in effect. Revenues increased predominantly within Books and Home Entertainment Products, principally because of higher unit sales in music products and, to a lesser extent, sales of a higher-priced product mix within general books. Higher sales in music products were attributable primarily to growth in Brazil. General books revenues increased because of sales of a higher-priced mix of products sold in 1999 predominantly in Canada and Australia. Operating profit improved in 1999, compared with 1998, primarily because of growth in Brazil, the timing of promotional expenses compared with the prior year and a reduction in mail quantities within individual mailings in certain markets.

Corporate Expense
Corporate Expense in the second quarter of 1999 increased to $11.9 compared with $5.5 in 1998, primarily as a result of higher incentive compensation expenses.

Business Segments

Reader's Digest Magazine
Revenues for Reader's Digest Magazine decreased from $187.1 in 1998 to $175.7, or by 6%, in 1999. Excluding the adverse effect of changes in foreign currency exchange rates, revenues decreased 5%. The decrease in revenues was primarily attributable to lower circulation revenues caused by a lower number of copies sold, moderately offset by a higher average price per copy. A higher number of advertising pages sold in 1999 was offset by a lower average rate per page. Lower circulation revenues were principally caused by lower circulation levels in the United States and circulation declines in several major markets, particularly the United Kingdom and Germany. A higher average price per copy, predominantly in European markets, resulted from selective price increases as well as the mix of subscriptions sold. A higher number of advertising pages sold in the United States at a lower average rate per page caused by the lower circulation levels, was offset by a lower number of advertising pages sold in European and Pacific markets. Operating profit for Reader's Digest Magazine declined in the second quarter of 1999 compared with the same period a year ago. The decrease primarily reflects the effect of lower circulation revenues, partially offset by the timing of promotional expenses in certain markets as well as lower promotional expenses in the United States and a reduction in pension costs. In order to improve the relative profitability of Reader's Digest Magazine, on October 1, 1998, the company announced that it will reduce the rate base for Reader's Digest Magazine in the United States from 15 million copies per issue to 13.3 million for the January through June 1999 issues, then to 12.5 million copies with the July 1999 issue.

Books and Home Entertainment Products
Revenues for Books and Home Entertainment Products decreased from $476.5 in 1998 to $452.9, or by 5%, in 1999. Changes in foreign currency exchange rates had no effect on the decline in revenues, which occurred predominantly in the United States, and which was partially offset by the acquisition of the Good Catalog Company in the United States. Revenues decreased primarily because of lower unit sales in general books and, to a lesser extent, series books and video products. Lower unit sales were moderately offset by sales of a higher-priced product mix across all product lines, notably in video products and general books. The decrease in general books unit sales was caused by lower mail quantities within individual mailings and a reduction in the number of mailings in the United States and Europe, as well as a promotional mailing in the United States that was sent earlier than in the prior year which caused the revenues to be recognized in the first quarter of 1999. Higher average prices for general books were attributable to the mix of products sold in many markets, and postage and handling increases in the United States. Series books revenues declined because of a series that is being phased out in certain markets as well as a reduction in the number of mailings. The decline in video products was the result of lower mail quantities within individual mailings and a reduction in the number of mailings, largely offset by sales of a higher-priced mix of products in 1999. Operating profit for Books and Home Entertainment Products increased significantly in 1999, compared with 1998. This increase occurred primarily because the decline in revenues was more than offset by lower product costs resulting in part from sales of a higher-priced product mix and lower product development costs, lower promotional expenses as a result of the reduction in the mail quantities within individual mailings and the number of promotional mailings, the termination of certain strategic alliances and the elimination of spending on certain unprofitable initiatives. In addition, overhead expenses were lower in 1999 principally from a reduction in pension costs and benefits from re-engineering activities in the United States.

Special Interest Magazines
Revenues for Special Interest Magazines increased from $25.0 in 1998 to $27.3, or by 9%, in 1999, principally as a result of the acquisition of American Woodworker magazine in the second quarter of 1999. Excluding American Woodworker, revenues increased 1% in 1999, as higher advertising revenues were largely offset by lower circulation revenues. Within advertising revenues, higher advertising rates in 1999 were moderately offset by a lower number of advertising pages sold. The decline in circulation revenues was principally in one magazine because of the shifting of an issue from the second quarter into the third quarter in 1999. Operating results improved in 1999 compared with 1998 primarily as a result of higher advertising revenues, the timing of expenses, and a reduction in pension costs.

Other Businesses
Revenues for Other Businesses increased from $123.9 in 1998 to $125.1, or by 1%, in 1999, primarily resulting from growth at QSP, the company's youth fund-raising organization, principally because of higher unit sales of music products. Growth at QSP was partially offset by a reduction in activity in the merchandise catalog product line worldwide. Operating results improved in 1999 compared with 1998 primarily as a result of the growth at QSP and lower product costs and promotional expenses in the merchandise catalog product line.


Six-Month  Period Ended December 31, 1998 Compared With Six-Month
Period Ended December 31, 1997


Items Affecting the Comparability of Reported Results

Other Operating Items and Impairment Losses
As  discussed in the three-month period ended December  31,  1998 compared with the three-month period ended December 31, 1997 above, in the second quarter of 1999 the company recorded other operating items and impairment losses of $31.0 ($21.5 after tax, or $0.20 per share). In the first quarter of 1998, the company recorded other operating items of $70.0 ($51.8 after tax, or $0.49 per share).

Management's discussion and analysis, as it pertains to geographic and business segment information, has been written excluding the effect of the second quarter 1999 other operating items and impairment losses and the first quarter 1998 other operating items in order to analyze the results on a comparable basis.

Other Income, Net
In the second quarter of 1999, the company recorded a gain on the sale of important works of art from the company's collection of $85.3 ($53.3 after tax, or $0.50 per share). In addition, on December 31, 1998, the company sold its operations in South Africa, which resulted in a non-cash loss of $7.9 ($6.1 after tax, or $0.06 per share).

Revenues/Operating Profit
Worldwide revenues for the six-month period ended December 31, 1998 decreased to $1,356.0, or by 1%, compared with $1,373.9 in the six-month period ended December 31, 1997. Excluding the adverse effect of changes in foreign currency exchange rates, revenues remained level with a year ago. Lower unit sales within Books and Home Entertainment Products and lower circulation revenues for Reader's Digest Magazine were offset by sales of a higher-priced product mix within Books and Home Entertainment Products. The decrease in unit sales was principally caused by lower mail quantities within individual mailings as well as a reduction in the number of promotional mailings in fiscal 1999. Customer response to promotional mailings improved in certain developed European markets; however, customer response levels in certain product lines in the United States were lower. Lower revenues in the United States, the United Kingdom and other developed European markets were offset by higher revenues in other major developed international markets and growth in Latin America.

The company reported worldwide operating profit of $84.5 in the six-month period ended December 31, 1998, compared with operating profit of $2.9 in the six-month period ended December 31, 1997. Excluding the items affecting the comparability of reported results in fiscal 1999 and 1998, operating profit was $115.5 in the six-month period ended December 31, 1998, compared with $72.9 in the six-month period ended December 31, 1997. This increase occurred primarily because the decline in revenues was more than offset by lower promotional expenses as a result of the reduction in the mail quantities within individual mailings and the number of promotional mailings, lower product costs resulting in part from sales of a higher-priced product mix and lower product development costs, and, to a lesser extent, the termination of certain strategic alliances and the elimination of spending on certain unprofitable initiatives. Overhead expenses decreased because of a reduction in pension costs and, to a lesser extent, benefits from re-engineering activities principally in the United States and the benefits of cost-containment initiatives in developed markets resulting from actions taken in prior years, which were partially offset by higher incentive compensation expenses. The improvement in operating profit was slightly offset by losses at the company's operations in Russia stemming primarily from the economic turmoil that resulted in the devaluation of the ruble.

Other Income, Net
Other income, net, increased in the six-month period ended December 31, 1998 to $63.2, compared with $6.6 in the prior year. Excluding the items affecting the comparability of reported results, other income, net in the six-month period ended December 31, 1998 was a net expense of $14.2. This decrease was principally a result of foreign exchange translation losses resulting from the devaluation of the Russian ruble and losses on foreign exchange transactions and hedging activity. In addition, other income, net, in the six-month period ended December 31, 1997 included gains from sales of certain investments.

Income Taxes
For the six-month period ended December 31, 1998, the reported tax rate was 39.8%. For the six-month period ended December 31, 1997, the reported tax rate was 122%. Excluding the items affecting the comparability of reported results in fiscal 1999 and 1998, the overall effective tax rate was 37.5% for the six-month periods ended December 31, 1998 and December 31, 1997.

Change in Accounting Principles
In the first quarter of fiscal 1999, the company adopted a preferred method for calculating the market-related value of pension plan assets used in determining the return-on-asset component  of  annual  pension expense  and  the  cumulative  net unrecognized gain or loss subject to amortization. The cumulative effect of adopting this change, for years prior to fiscal 1999, was a benefit of $40.5 ($25.3 after tax, or $0.24 per share). In addition, this change reduced pension expense for the six-month period ended December 31, 1998 by $9.5 ($5.9 after tax, or $0.06 per share).

Basic and Diluted Earnings (Loss) per Share
The company reported net income of $114.3, or $1.06 per share, in the six-month period ended December 31, 1998, compared with a net loss of $2.1, or $0.03 per share, in the six-month period ended December 31, 1997. Excluding the cumulative effect of change in accounting principles for pension assets and the items affecting the comparability of reported results in fiscal 1999 and 1998, basic and diluted earnings per share was $0.58 in the six-month period ended December 31, 1998, compared with $0.46 per share in the six-month period ended December 31, 1997.

The company's operations in Russia were significantly affected by the general economic turmoil and resulting devaluation of the ruble in the six-month period ended December 31, 1999. In response to the Russian economic situation, the company took actions to scale back its operations in Russia. The company's operations in Russia generated a net loss of $15.8, or $0.15 per share in the six-month period ended December 31, 1998, primarily as a result of the economic turmoil.

Geographic Areas

United States
Revenues in the United States decreased from $635.7 in 1998 to $621.3, or by 2%, in 1999. This decrease was primarily attributable to lower unit sales within Books and Home Entertainment Products, moderately offset by sales of a higher-priced product mix and revenues from the Good Catalog Company, which was acquired in October 1998. Lower circulation revenues for Reader's Digest Magazine were largely offset by higher advertising revenues. Books and Home Entertainment Products revenues declined in most product lines principally because of lower customer response to promotional mailings in certain product lines, lower mail quantities within individual mailings and, to a lesser extent, a reduction in certain types of mailing activities. Although the company has returned to traditional promotional formats in the United States, customer response rates appear to have been unfavorably affected by negative publicity concerning sweepstakes marketing methods employed by other companies in the United States. In addition, certain products offered in certain product lines in 1999 did not have as broad an appeal as those offered in the prior year. In 1999, the company reduced mail quantities within mailings based on expected product strength and the desire to reduce marginally profitable mailing activities. Lower revenues from unit sales of music products and general books were moderately offset by a higher-priced product mix across all product lines. The decrease in music products was caused by lower customer response to mailings, lower mail quantities within the mailings and a mailing that was sent later than in the prior year which will cause the revenues to be recognized in the third quarter of 1999. General books revenues decreased primarily because of lower mail quantities within individual promotional mailings in 1999. Higher average prices in Books and Home Entertainment Products were the result of postage and handling price increases across several product lines, in anticipation of postal rate increases, and a higher-priced mix of products offered in 1999. Lower circulation levels for Reader's Digest Magazine in 1999 caused a decline in circulation revenues, as well as a decrease in the average rate per advertising page sold. The effect of this lower rate per advertising page was more than offset by a higher number of advertising pages sold. Operating profit improved significantly in 1999, compared with 1998, primarily because the decline in revenues was more than offset by lower promotional expenses and product costs as a result of the reduction in mail quantities within individual mailings and, to a lesser extent, the number of promotional mailings, the termination of certain strategic alliances and the elimination of spending on certain unprofitable initiatives. In addition, overhead expenses were lower in 1999 principally because of a reduction in pension costs and, to a lesser extent, benefits from re-engineering activities.

Europe
Revenues in Europe decreased from $524.5 in 1998 to $519.5, or by 1%, in 1999. Excluding the positive effect of changes in foreign currency exchange rates, revenues decreased 3%. Lower revenues in the United Kingdom, most other developed markets and Russia, where operations were scaled back in response to the devaluation of the ruble, were largely offset by higher revenues in Germany and France. Improved customer response to promotional mailings in certain developed markets in 1999, which was attributable largely to a return to traditional promotional formats and the elimination of the least profitable names from mailings, partially offset the decline in revenues from the strategic reduction in mail quantities in the current year. Revenues decreased within Books and Home Entertainment Products and for Reader's Digest Magazine. Within Books and Home Entertainment
Products, lower unit sales principally of video products and series books, were moderately offset by a higher-priced product mix, predominantly in video products and general books. The decline in video products was the result of a reduction in the number of mailings and lower mail quantities within individual mailings, moderately offset by sales of a higher-priced product mix in 1999. Series books revenues declined primarily as a result of the same factors and because of a series that is being phased out in certain markets. Revenues for general books benefited from a significantly higher-priced mix of products offered in 1999. Within Reader's Digest Magazine, revenues decreased primarily because of circulation declines in major markets, particularly in the United Kingdom and Germany.
Operating profit improved significantly in 1999, compared with 1998, as a result of improved performance in Germany because of higher customer response to promotional mailings containing lower mail quantities. In addition, the decline in revenues was more than offset by lower product costs resulting in part from sales of a higher-priced product mix and lower product development costs, and lower promotional expenses from the strategic reduction in the number of promotional mailings and the mail quantities within individual mailings. These improvements were partially offset by losses at the company's operations in Russia stemming primarily from the economic turmoil that resulted in the devaluation of the ruble.

Pacific and Other Markets
Revenues in Pacific and Other Markets increased from $213.7 in 1998 to $215.2, or by 1%, in 1999. Excluding the adverse effect of changes in foreign currency exchange rates, revenues increased 13%. Revenues increased principally as a result of expansion in Latin America, particularly in Brazil. Revenues increased primarily within Books and Home Entertainment Products, because of higher unit sales in most product lines, most notably music and video products and, to a lesser extent, sales of a higher-priced product mix within general books. Higher unit sales were attributable to growth in music and video product sales in Latin America, particularly in Brazil. Revenues also increased within these product lines in Australia because of the timing of mail dates and shipments as well as the number of promotional mailings compared with the prior year, and improved customer response to promotional mailings. General books revenues benefited from a higher-priced mix of products sold in 1999. Operating profit improved in 1999, compared with 1998, primarily because of higher revenues, lower promotional expenses as a result of higher customer response rates and the benefits of cost-containment initiatives in developed markets resulting from actions taken in prior years.

Corporate Expense
Corporate Expense in the six-month period ended December 31, 1998 increased to $20.3, compared with $16.4 a year ago, primarily as a result of higher incentive compensation expenses.

Business Segments

Reader's Digest Magazine
Revenues for Reader's Digest Magazine decreased from $359.2 in 1998 to $343.3, or by 4%, in 1999. Excluding the adverse effect of changes in foreign currency exchange rates, revenues decreased 3%. The decrease in revenues was primarily attributable to lower circulation revenues slightly offset by a higher number of advertising pages sold at a lower average rate per page in the
six-month  period  ended  December 31, 1998.   Lower  circulation
revenues were principally caused by lower circulation levels in the United States and circulation declines in several major
markets,  particularly the United Kingdom and  Germany.   In  the
United States, the effect of a significantly higher number of ad pages sold was moderately offset by a lower average rate per page
because  of  the  lower circulation levels  in  1999.   Operating
profit for Reader's Digest Magazine decreased slightly in the six-month period ended December 31, 1998 compared with the same period a year ago. The decrease primarily reflects the effect of lower circulation revenues, which was largely offset by a corresponding decrease in promotional expenses and a reduction in pension costs. In order to improve the relative profitability of Reader's Digest Magazine, on October 1, 1998, the company announced that it will reduce the rate base for Reader's Digest Magazine in the United States from 15 million copies per issue to
13.3  million for the January through June 1999 issues,  then  to
12.5 million copies with the July 1999 issue.

Books and Home Entertainment Products
Revenues for Books and Home Entertainment Products remained level with a year ago at $825.2. Excluding the adverse effect of changes in foreign currency exchange rates, revenues increased 1%, principally attributable to growth in the company's Pacific and Other Markets, which was largely offset by declines in the United States. Sales of a higher-priced product mix, particularly in general books and video products, and the acquisition of the Good Catalog Company in the United States in October 1998, were largely offset by lower unit sales within general books, series books and video products. The decrease in general books was caused primarily by lower mail quantities within individual promotional mailings in 1999 in the United States, largely offset by a significantly higher-priced mix of products offered in the six-month period ended December 31, 1998, as well as by postage and handling increases in the United States. The decline in video products was the result of lower mail quantities within individual mailings and a reduction in the number of mailings, as well as lower customer response to mailings in the United States, largely offset by sales of a higher-priced product mix in 1999. Series books revenues declined primarily as a result of lower mail quantities within mailings and a reduction in the number of mailings, and because of a series that is being phased out in certain markets. Operating profit for Books and Home Entertainment Products increased significantly in 1999, compared with 1998. These operating results increased primarily because of lower promotional expenses as a result of the reduction in mail quantities within individual mailings and the number of promotional mailings, lower product costs resulting in part from sales of a higher-priced product mix and lower product development costs, the termination of certain strategic alliances and the elimination of spending on certain unprofitable initiatives. In addition, overhead expenses were lower in 1999 principally because of a reduction in pension costs and, to a lesser extent, benefits from re-engineering activities in the United States.

Special Interest Magazines
Revenues for Special Interest Magazines increased from $46.3 in 1998 to $50.2, or by 8%, in 1999 principally as a result of the acquisition of American Woodworker magazine in the second quarter of 1999. Excluding American Woodworker, revenues increased 4% in 1999, primarily because of higher advertising revenues. This increase was principally attributable to a higher average rate per advertising page sold in 1999 as a result of rate base increases for several magazines. Operating profit improved in 1999 compared with 1998 primarily as a result of the higher advertising revenues and a reduction in pension costs.

Other Businesses
Revenues for Other Businesses decreased from $139.9 in 1998 to $137.3, or by 2%, in 1999, primarily resulting from a reduction in activity in the merchandise catalog product line worldwide, largely offset by growth at QSP, the company's youth fund-raising organization, principally because of higher unit sales of music products. Operating profit improved significantly in 1999 compared with 1998 principally as a result of growth and cost savings at QSP and lower product costs and promotional expenses in the merchandise catalog product line.

Forward-Looking Information

Strategic Initiatives
The company is undertaking a three-phase strategy to build on its fundamental strengths and create growth opportunities over the next three years.

In July 1998, the company announced as the first step in this strategy a global reorganization that included the organization of operations into four business groups, the restructuring of editorial organizations, the establishment of new reporting relationships and the reassignment of certain executives. The second phase of the strategy, announced in September 1998, targeted the restructuring of costs and the conversion of underproductive assets to cash. The main components of the second phase of the strategy were the elimination or rationalization of unproductive businesses, activity-based cost reductions and re-engineering, and maximizing the value of the asset base of the company.

The second phase of the strategy is currently underway, and the elimination or rationalization of unproductive businesses is still on track to be completed within the next 18 months. The company has decided to maintain its operations in Scandinavia, Finland and Benelux and to consider re-engineering alternatives, rather than sale or joint venturing alternatives, with respect to those operations. The company expects to record additional charges to other operating items and impairment losses in 1999 related to cost reduction and re-engineering actions as further components of the plan and estimated costs associated with those actions are completed and additional potential re-engineering activities are reviewed.

The third phase of the strategy is expected to be announced in February 1999 and will focus on plans to expand the business.

Year 2000 Readiness Disclosure
The year 2000 issue is the result of computer programs which were written using only two digits, rather than four, to represent a year. Date-sensitive software or hardware may not be able to distinguish between 1900 and 2000 and programs that perform arithmetic operations, comparisons or sorting of date fields may begin yielding incorrect results. This could potentially cause a system failure or miscalculations that could disrupt operations.

The Company's State of Readiness. The company has developed a remediation plan for its year 2000 issue that is currently underway and that involves three overlapping phases:

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

 The United States and developed international markets have fully completed the inventory phase, except for packaged applications in the United Kingdom, which are expected to be completed by February 1999.

2)Analysis - This phase includes the evaluation of the inventoried items for year 2000 compliance, the determination of the remediation method and resources required and the development of an implementation plan. A significant portion of the analysis phase is complete in the United States and developed international markets. The analysis phase for the United States and developed international markets is expected to be completed by March 1999. The United States and major developed markets substantially completed this phase with respect to non-IT embedded systems by December 1998.

3)Implementation - This phase includes executing the implementation plan for all applicable hardware and software, interfaces and systems. This involves testing the changes, beginning to utilize the changed procedures in actual operations, testing in a year 2000-simulated environment and vendor interface testing. The implementation phase, including testing for certain critical applications, has commenced in the United States and developed international markets, and is expected to be completed by June 1999 for applications and IT equipment and non-IT embedded systems. The implementation phase for the United States and developed international markets with respect to vendor relationships is expected to be completed by September 1999.

The company's operations in developing international markets, including operations in Latin America, Eastern Europe and the Far East, have substantially completed the inventory and analysis phases and plan to be fully complete with these phases by March 1999. The implementation phase has commenced in most developing international markets and is expected to be completed by June 1999 for applications and IT equipment and non-IT embedded systems. The implementation phase with respect to vendor relationships in these markets is expected to be completed by September 1999.

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

The company believes that the risk of developing international markets' not being year 2000 compliant on a timely basis is low, primarily because the majority of their custom applications are shared systems that were developed in the United States and Canada and are currently year 2000 compliant. In addition, since most of the equipment in these locations is relatively new there is less likelihood that the equipment is not currently year 2000 compliant.

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

Costs to Address the Company's Year 2000 Issue. The total cost of the company's remediation plan is estimated at approximately $13.0 to $18.0 and is being funded through operating cash flows. To manage the cash flow effects of these incremental costs, the company has deferred certain IT development activities and system enhancements. Of the total cost, approximately $2.0 is
attributable   to  new  hardware  and  software  that   will   be
capitalized. The remainder will be expensed as incurred. To date, approximately $8.0 of the total cost of the remediation plan has been spent, the majority of which was expensed.

Impact of the Euro Conversion
On January 1, 1999, 11 of the 15 member countries of the European Union established fixed conversion rates between their existing sovereign currencies ("legacy currencies") and a single currency called the euro. The legacy currencies are scheduled to remain legal tender as denominations of the euro during the transition period from January 1, 1999 to December 31, 2001. Beginning January 1, 2002, euro-denominated bills and coins will be introduced and by July 1, 2002, legacy currencies will no longer be legal tender.

The company has initiated an internal analysis regarding the business and systems issues related to the euro conversion and is in the process of developing a strategic plan to ensure that all necessary modifications are made on a timely basis. As the first step, to accommodate the introduction of the euro on January 1, 1999, the company's operations in markets that are adopting the euro are currently, upon request, able to accept payments and pay suppliers in euros, and are able to indicate the euro equivalent of pricing on invoices. During the transition period, the company will be monitoring customer and competitor reaction to the euro and will update the strategic plan as needed.

The company believes that the conversion to the euro will not have a significant impact on the marketing strategy for the company's European operations. The euro is not expected to have a significant competitive impact, including the resulting need to synchronize prices between markets, primarily because, for the most part, the editorial content of the company's publishing products varies, the products are published in local languages and they are sold principally through direct mail rather than retail channels. These factors result in products that tend to be unique to each market that do not easily lend themselves to price comparisons across borders. The estimated costs to convert all affected systems to the euro will not be finalized until the company has completed a strategic plan; therefore, it is uncertain whether the costs of conversion will have a material adverse effect on the company's results of operations, financial position or cash flow.


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

Liquidity and Capital Resources

Cash and cash equivalents, short-term investments and marketable securities increased $66.7 to $192.8 at December 31, 1998 compared with June 30, 1998. The increase was primarily a result of proceeds from the sale of important works of art from the company's collection and cash flow provided from operating activities, partially offset by payments made for the acquisition of The Good Catalog Company and American Woodworker and dividend payments.

In the second quarter of 1998, the company paid a $0.05 per share dividend on its common stock, compared with $0.225 per share a year ago. At the current rate, the annualized dividend is $0.375 per share in 1999 compared with $0.90 in 1998.

The company did not repurchase any shares of Class A nonvoting common stock in the second quarter of 1999.

The company is a party to a Competitive Advance and Revolving Credit Facility Agreement amended as of June 2, 1998, with a syndicate of domestic and foreign banks (the credit agreement). The credit agreement, which expires in November 2001, permits competitive advance and revolving credit borrowings of up to $300.0 by the company and its designated subsidiaries. Interest rates can be based on several pricing options that can vary based upon operating results of the company. The proceeds of the borrowings may be used for general corporate purposes, including acquisitions, share repurchases and commercial paper backup. The credit agreement contains certain restrictions on incurrence of debt, liens and guarantees of indebtedness. The company must also comply with certain financial covenants, including a minimum level of consolidated tangible net worth. At December 31, 1998, there were no borrowings outstanding under the credit agreement.

In addition, various international subsidiaries of the company have available lines of credit totaling $59.8. At December 31, 1998, loans in the amount of $3.4 were outstanding under international lines of credit at a weighted average interest rate of 8.8%.

The company believes that its liquidity, capital resources, cash flow and borrowing capacity are sufficient to fund normal capital expenditures, working capital requirements, the payment of dividends and implementation of the company's strategic initiatives.
                   PART II.  OTHER INFORMATION


Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

At the 1998 Annual Meeting of Stockholders of the company, held on November 13, 1998, the following matters were voted on by the stockholders:

Proposal  1:     Election of Directors to hold office  until  the
next Annual Meeting or until their successors are duly elected and qualified. Each nominee was elected by the votes cast as follows:

                                     For      Withheld
       Thomas O. Ryder           20,973,954    186,557
       Lynne V. Cheney           20,927,669    232,842
       M. Christine DeVita       20,910,188    250,323
       George V. Grune           20,856,241    304,270
       James E. Preston          20,926,086    234,425
       Lawrence R. Ricciardi     20,968,871    191,640
       C.J. Silas                20,935,078    225,433
       William J. White          20,961,646    198,865

Proposal 2: Approval of amendment of the 1994 key employee long term incentive plan to increase the number of shares awardable to a participant in any fiscal year and to provide for transferability of stock options. The amendment was approved by the votes cast as follows:

                                           Broker
          For        Against    Abstain   Non-Votes
       19,898,682  1,204,451     57,378       ---

Proposal 3:Stockholder proposal to limit to two the number of Directors affiliated with the foundations which control the company. The proposal was rejected by the votes cast as follows:

                                           Broker
          For      Against      Abstain   Non-Votes
       2,144,744  18,290,423     85,097     640,247

Proposal 4:Stockholder proposal to retain an investment banker to
develop  a  plan  for  recapitalization of  voting  rights.   The
proposal was rejected by the votes cast as follows:

                                          Broker
          For      Against     Abstain    Non-Votes
       1,942,598  16,836,766    24,843    2,356,304


Item 6.   EXHIBITS AND REPORTS ON FORM 8-K.

(a)  Exhibits

     27   Financial Data Schedule

(b)  Reports on Form 8-K

     The company filed a report on Form 8-K dated January 8, 1999 which included a copy of a press release relating to the election of a director to the company's Board of Directors.









                           SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                                        The Reader's Digest
Association, Inc.
                                        (Registrant)



Date:  February 5, 1999    By:          GEORGE S. SCIMONE
                                        George S. Scimone
                                        Senior Vice President and
                                        Chief Financial Officer
                                        (and authorized signatory)





                          EXHIBIT INDEX



 Exhibit                                                        Page

   27  Financial Data Schedule