Form 10-Q
period 1999-03-31
READERS DIGEST ASSOCIATION INC
filed 1999-05-13
CIK 858558

FORM 10-Q

               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

     [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended March 31, 1999

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


As of April 30, 1999, the following shares of the registrant's common stock were outstanding:

Class  A  Nonvoting Common Stock, $0.01 par value:   85,716,573 shares
Class B Voting Common Stock, $0.01 par value:        21,716,057 shares




     THE READER'S DIGEST ASSOCIATION, INC. AND SUBSIDIARIES

                       Index to Form 10-Q

                         March 31, 1999


                                                                Page No.

Part I - Financial Information

Item 1. The Reader's Digest Association, Inc. and Subsidiaries
        Financial Statements (unaudited):

 Consolidated Condensed Statements of Income
  for the three and nine-month periods ended March 31, 1999
  and 1998                                                           3

 Consolidated Condensed Balance Sheets
  as of March 31, 1999 and June 30, 1998                             4

 Consolidated Condensed Statements of Cash Flows
  for the nine-month periods ended March 31, 1999 and 1998           5

 Notes to Consolidated Condensed Financial Statements                6

Item 2. Management's Discussion and Analysis
        of Financial Condition and Results of Operations            10


Part II - Other Information

Item 6. Exhibits and Reports on Form 8-K.                           20



     THE READER'S DIGEST ASSOCIATION, INC. AND SUBSIDIARIES
           CONSOLIDATED CONDENSED STATEMENTS OF INCOME
   Three and nine-month periods ended March 31, 1999 and 1998
              (In millions, except per share data)
                           (unaudited)




                                                         Three-month period ended   Nine-month period ended
                                                                  March 31,                 March 31,
                                                            1999         1998          1999          1998
Revenues                                                   $ 591.8      $ 635.5       $ 1,947.8    $ 2,009.4
Product, distribution and editorial expenses                 216.1        232.3           700.9        733.6
Promotion, marketing and administrative
 expenses                                                    341.4        381.5         1,097.1      1,181.2
Other operating items and impairment losses                    ---          ---            31.0         70.0
Operating profit                                              34.3         21.7           118.8         24.6
Other income, net                                              5.8          1.6            69.0          8.2
Income before provision for income taxes                      40.1         23.3           187.8         32.8
Provision for income taxes                                    15.1          8.7            73.8         20.3
Income before cumulative effect of
 change in accounting principles                              25.0         14.6           114.0         12.5
Cumulative effect of change in accounting
 principles for pension assets                                 ---          ---            25.3          ---

Net income                                                 $  25.0      $  14.6       $   139.3    $    12.5
Basic and diluted earnings per share:

 Before cumulative effect of change in
  accounting principles                                    $  0.23      $  0.13       $    1.05    $    0.11
 Cumulative effect of change in accounting
  principles                                                   ---          ---            0.24          ---
 Basic and diluted earnings per share                      $  0.23      $  0.13       $    1.29    $    0.11

Average common shares outstanding                            107.3        106.5           107.2        106.4
Dividends per common share                                 $  0.05      $ 0.225       $   0.325    $   0.675

See accompanying notes to consolidated condensed financial statements.


     THE READER'S DIGEST ASSOCIATION, INC. AND SUBSIDIARIES
              CONSOLIDATED CONDENSED BALANCE SHEETS
             As of March 31, 1999 and June 30, 1998
                          (In millions)
                           (unaudited)





                                                         March 31,   June 30,
                                                           1999        1998
Assets
Cash and cash equivalents                               $   370.2   $   122.8
Receivables, net                                            389.3       376.4
Inventories                                                 119.6       162.2
Prepaid expenses and other current assets                   311.7       311.2

Total current assets                                      1,190.8       972.6

Property, plant and equipment, net                          186.1       285.4
Other noncurrent assets                                     306.0       306.0

Total assets                                            $ 1,682.9   $ 1,564.0

Liabilities and stockholders' equity
Accounts payable                                        $   112.3   $   172.1
Accrued expenses                                            393.9       377.4
Income taxes payable                                         50.5        21.0
Unearned revenue                                            376.5       355.4
Other current liabilities                                    59.4        90.0

Total current liabilities                                   992.6     1,015.9

Other noncurrent liabilities                                317.2       289.5

Total liabilities                                         1,309.8     1,305.4

Capital stock                                                23.8        16.6
Paid-in capital                                             145.4       144.8
Retained earnings                                           948.5       845.0
Accumulated other comprehensive loss                        (52.1)      (49.8)
Treasury stock, at cost                                    (692.5)     (698.0)

Total stockholders' equity                                  373.1       258.6

Total liabilities and stockholders' equity              $ 1,682.9   $ 1,564.0


See accompanying notes to consolidated condensed financial statements.


     THE READER'S DIGEST ASSOCIATION, INC. AND SUBSIDIARIES
         CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
        Nine-month periods ended March 31, 1999 and 1998
                          (In millions)
                           (unaudited)





                                                      Nine-month period ended
                                                              March 31,
                                                         1999          1998
Cash flows from operating activities
Net income                                             $ 139.3       $  12.5
Depreciation and amortization                             46.0          35.1
Other, net                                               (18.6)         12.4

Net change in cash due to operating activities           166.7          60.0

Cash flows from investing activities
Proceeds from maturities and sales of
 short-term investments and marketable securities, net     2.1          31.4
Proceeds from other long-term investments, net            (0.8)         45.6
Proceeds from sales of property, plant and equipment     170.1           4.0
Payments for business acquisitions                       (32.7)          ---
Other, net                                               (16.7)        (23.2)

Net change in cash due to investing activities           122.0          57.8

Cash flows from financing activities
Short-term borrowings, net                               (12.4)        (13.1)
Dividends paid                                           (35.8)        (72.8)
Other, net                                                13.1           2.9

Net change in cash due to financing activities           (35.1)        (83.0)

Effect of exchange rate changes on cash                   (6.2)         (3.9)

Net change in cash and cash equivalents                  247.4          30.9

Cash and cash equivalents at beginning of period         122.8          69.1

Cash and cash equivalents at end of period             $ 370.2       $ 100.0


See accompanying notes to consolidated condensed financial statements.


     THE READER'S DIGEST ASSOCIATION, INC. AND SUBSIDIARIES
      NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
              (In millions, except per share data)
                           (unaudited)

(1)  Basis of Presentation

The company reports on a fiscal year beginning July 1. The three-month periods ended March 31, 1999 and 1998 are the third fiscal quarters of fiscal year 1999 and fiscal year 1998, respectively.

The accompanying consolidated condensed financial statements have not been audited, but in the opinion of management, have been prepared in conformity with generally accepted accounting principles applying certain judgments and estimates which include all adjustments (consisting only of normal recurring adjustments) considered necessary to present fairly such information. Operating results for any interim period are not necessarily indicative of the results for an entire year because of the seasonality of the company's business. These condensed financial statements should be read in conjunction with the company's Form 10-K for the year ended June 30, 1998. Prior year's financial statements have been reclassified to conform to the current year's presentation.

(2)  Basic and Diluted Earnings Per Share

Basic earnings per share is computed by dividing net income, less preferred stock dividend requirements of $0.3 in each of the three-month periods ended March 31, 1999 and 1998, and $1.0 in each of the nine-month periods ended March 31, 1999 and 1998 by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net income, less preferred stock dividend requirements, by the weighted average number of common shares outstanding during the period, assuming exercise and conversion of stock options. A weighted average number of common shares of 108.3 and 106.6 for the three-month periods ended March 31, 1999 and 1998, and 107.7 and 106.6 for the nine-month periods ended March 31, 1999 and 1998, respectively, was used for the computation of diluted earnings per share.

(3)  Inventories
                                        March 31,      June 30,
                                           1999          1998

Raw materials                            $ 16.0        $ 21.8
Work-in-progress                           20.6          24.7
Finished goods                             83.0         115.7
                                         $119.6        $162.2

(4)     Revenues by Business Segments and Geographic Areas

                                Three-month period ended   Nine-month period ended
                                         March 31,                 March 31,
                                      1999       1998          1999       1998
BUSINESS SEGMENTS
Reader's Digest Magazine            $ 161.6    $ 171.2      $   504.9   $   530.4
Books and Home Entertainment
 Products                             376.5      413.0        1,201.7     1,241.5
Special Interest Magazines             28.2       22.7           78.4        69.0
Other Businesses                       25.5       28.6          162.8       168.5

Total revenues                      $ 591.8    $ 635.5      $ 1,947.8   $ 2,009.4

GEOGRAPHIC AREAS
United States                       $ 262.7    $ 296.1      $   884.0   $   931.8
Europe                                238.1      243.4          757.6       767.9
Pacific and Other Markets              91.0       96.0          306.2       309.7

Total revenues                      $ 591.8    $ 635.5      $ 1,947.8   $ 2,009.4

(5) Comprehensive Income

Effective July 1, 1998, the company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income." The company has determined that at June 30, 1999, it will display comprehensive income in the Consolidated Statement of Changes in Stockholders' Equity. Accumulated other comprehensive loss as reported in the Consolidated Condensed Balance Sheets as of March 31, 1999 and June 30, 1998, represents foreign currency translation adjustments. The components of comprehensive income, net of related tax, for the three and nine-month periods ended March 31, 1999 and 1998 were as follows:

                                            Three-month period ended   Nine-month period ended
                                                     March 31,                March 31,
                                                 1999       1998          1999       1998
Net income                                     $ 25.0      $ 14.6       $ 139.3     $ 12.5
Change in:
 Foreign currency translation adjustment        (14.8)       (0.9)         (2.3)     (14.6)
 Net unrealized gains on certain
  investments                                     ---         0.1           ---        0.3

                                               $ 10.2      $ 13.8       $ 137.0     $ (1.8)

(6)            Other Operating Items and Impairment Losses

In the second quarter of 1999, the company recorded other operating items and impairment losses of $31.0 ($21.5 after tax, or $0.20 per share) composed of the following:

1. The company recorded charges of $51.3 ($33.7 after tax, or $0.32 per share) (second quarter 1999 charges) composed primarily of severance costs associated with cost reduction and re-engineering activities and costs related to the discontinuation of certain unproductive businesses. These actions covered the separation of more than 700 employees from the worldwide workforce in substantially all functional areas of the company, and are expected to be substantially completed by December 31,
  1999.   As of March 31, 1999, more than half of these employees
  had been separated from the workforce.

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

In addition to finalizing further components of the re-engineering plan discussed above and estimated costs associated with those actions, the company is currently reviewing additional potential re-engineering activities. As a result, the company expects to record additional charges to other operating items and impairment losses over the next nine to twelve months, beginning in the fourth quarter of 1999, related to cost reduction and re-engineering actions as further components of the strategic plan and estimated costs associated with those actions are completed and additional re-engineering activities are reviewed and approved.

The following table summarizes the components of other operating items and impairment losses for the second quarter of 1999. In addition, the components of the second quarter 1999 charges, current activity, as well as accrual balances remaining at March 31, 1999, were:

                                            Other
                                            Operating
                                            Items and
                                            Impairment   Current     Balance
                                            Losses       Activity   Remaining
Employee severance benefits                 $ 44.9     $(14.5)     $ 30.4
Contract terminations                          4.8       (0.5)        4.3
Other                                          1.6        ---         1.6

Second quarter 1999 charges                 $ 51.3     $(15.0)       36.3
Impairment losses                             14.7
Adjustments to prior balances                (35.0)

Total other operating items and
    impairment losses                       $ 31.0

As described in Note TWO to the company's consolidated financial statements included in its 1998 Annual Report to Stockholders, the company recorded charges of $70.0 in the first quarter of 1998 relating to the discontinuation of certain businesses and the realignment of business processes and operations, charges of $35.0 in the fourth quarter of 1998 relating primarily to the realignment of the organization and operations, and charges of $204.0 in the third quarter of 1996 relating to the streamlining of the company's organizational structure and the strategic repositioning of certain businesses. The current activity, adjustments to prior balances discussed above, as well as accrual balances remaining at March 31, 1999, were:

                          Balance at     Current                   Balance
                        June 30, 1998   Activity    Adjustments    Remaining
Employee retirement and
 severance benefits        $ 59.6         $(15.2)      $(27.1)       $ 17.3
Other items                  24.2           (7.2)        (6.2)         10.8
Business repositioning        3.9           (1.1)        (1.7)          1.1

Total                      $ 87.7         $(23.5)      $(35.0)       $ 29.2



(7) Debt

As described in Note NINE to the company's consolidated financial statements included in its 1998 Annual Report to Stockholders, the company is a party to a Competitive Advance and Revolving Credit Facility Agreement (the credit agreement) of up to $300.0. Under the credit agreement, the company must comply with certain financial covenants, including a minimum level of consolidated tangible net worth. At March 31, 1999, no borrowings were outstanding under the credit agreement. In addition, various international subsidiaries of the company have available lines of credit totaling $59.0. At March 31, 1999, loans in the amount of $1.3 were outstanding under international lines of credit at a weighted average interest rate of 10.7%.

(8) Change in Accounting for Pension Assets

Effective July 1, 1998, the company changed the method for calculating the market-related value of pension plan assets used in determining the return-on-asset component of annual pension expense and the cumulative net unrecognized gain or loss subject to amortization. The company believes that the new method is more widely used in practice and preferable because it results in pension plan asset values that more closely approximate fair value, while still mitigating the effect of annual market value fluctuations. In addition, the new method facilitates the global management of the company's pension plans as it results in a consistent methodology for all plans for this calculation. This change resulted in a noncash benefit in fiscal 1999 of $40.5 ($25.3 after tax, or $0.24 per share) representing the cumulative effect of the change related to years prior to fiscal 1999 and $4.8 and $14.3 in lower pension expense ($3.0 and $8.9 after tax, or $0.03 and $0.08 per share) related to the three- and nine-month periods ended March 31, 1999, respectively, as compared to the previous accounting method. Had this change been applied retroactively, pension expense would have been reduced by $3.9 and $11.8 ($2.5 and $7.4 after tax, or $0.02 and $0.07 per share) in the three- and nine-month periods ended March 31, 1998, respectively.

(9) Sale of Artwork

In November 1998, the company sold important works of art from its collection, which resulted in a gain on the sale of property, plant and equipment of $85.3 ($53.3 after tax, or $0.50 per share) recorded in other income, net in the nine-month period ended March 31, 1999.

(10) Sale of Operations in South Africa

On December 31, 1998 the company sold its operations in South Africa, which resulted in a non-cash loss of $7.9, ($6.1 after tax, or $0.06 per share) recorded in other income, net in the nine-month period ended March 31, 1999. The net loss included a write-off of $9.5 that was transferred from foreign currency translation adjustments as a result of the sale.

(11) Sale and Leaseback

On January 29, 1999, the company entered into an agreement for the sale and leaseback of its Canary Wharf office facility in the United Kingdom, for a sale price of approximately $97.0. Of the sale price, approximately $13.0 was placed into escrow at the time of closing and approximately $4.0 was used for costs incurred in connection with the sale. The gain is being recognized on a straight-line basis over the term of the lease.

     The Reader's Digest Association, Inc. and Subsidiaries
              Management's Discussion and Analysis
        of Financial Condition and Results of Operations
          (Dollars in millions, except per share data)


Results of Operations

Three-Month Period Ended March 31, 1999 Compared With Three-Month
Period Ended March 31, 1998

Revenues/Operating Profit
Worldwide revenues for the third quarter of 1999 decreased to $591.8, or by 7%, compared with $635.5 in the third quarter of 1998. Excluding the adverse impact of changes in foreign currency exchange rates, revenues decreased 6%. This decline was primarily attributable to lower unit sales within Books and Home Entertainment Products, particularly in the United States, principally caused by a strategic reduction both in mail quantities and in certain types of marginally profitable mailing activities. Revenues also declined, to a lesser extent, in Russia, where operations have been scaled back in response to adverse economic conditions. These revenue declines were somewhat offset by growth in Brazil (excluding the devaluation of the real) and higher revenues in Germany as a result of significantly higher customer response to certain promotional mailings.

The company reported worldwide operating profit of $34.3 for the third quarter of 1999, compared with operating profit of $21.7 for the third quarter of 1998, a 58% improvement. The rise occurred primarily because the decline in revenues was outpaced by lower promotion and product costs. Promotion costs declined, particularly in the United States and, to a lesser extent, in certain developed European markets, primarily as a result of the strategic reduction in mail quantities and in certain types of marginally profitable mailing activities. The increase in operating profit was somewhat offset by higher inventory reserves required primarily in certain developing markets where historical customer response rates have declined somewhat. Net overhead expenses improved slightly compared with the year ago period, principally resulting from a reduction in pension costs in the United States and benefits derived from re-engineering activities, which were somewhat offset by higher incentive compensation expense.

Other Income, Net
Other  income,  net,  was  $5.8 in the  third  quarter  of  1999, compared with $1.6 in the prior year comparable period. The increase was principally a result of gains on foreign exchange transactions and hedging activity combined with higher interest income earned on a higher level of invested funds. These favorable variances were partly offset by a gain recognized on the sale of certain assets in the prior year.

Income Taxes
For the third quarters of 1999 and 1998, the overall effective tax rate was 37.5%.

Change in Accounting Principles
In the first quarter of fiscal 1999, the company adopted a preferred method for calculating the market-related value of pension plan assets used in determining the return-on-asset component of annual pension expense and the cumulative net unrecognized gain or loss subject to amortization. This change reduced pension expense for the third quarter of 1999 by $4.8 ($3.0 after tax, or $0.03 per share for both the basic and diluted methods).

Basic and Diluted Earnings per Share
The company reported net income of $25.0, or $0.23 per share for both the basic and diluted methods, in the third quarter of 1999, compared with net income of $14.6, or $0.13 per share for both the basic and diluted methods, in the third quarter of 1998.

Geographic Areas

United States
Revenues in the United States decreased from $296.1 in 1998 to $262.7, or by 11%, in 1999. This decrease was primarily attributable to lower unit sales within Books and Home Entertainment Products, which was slightly offset by sales of a higher-priced product mix. Also contributing to the revenue decline was slightly lower revenue for Reader's Digest Magazine. These declines were moderately offset by increases in revenues from the acquisitions of the Good Catalog Company and American Woodworker magazine, both of which were acquired in the second quarter of fiscal 1999. Books and Home Entertainment Products revenues declined in most product lines principally because of lower unit sales from reductions in mail quantities and certain types of marginally profitable mailing activities. Revenues declined particularly in general books and, to a lesser extent, in video and music products because of the aforementioned reasons. Music products revenues were also unfavorably affected by the timing of mailings. Revenues also declined in Condensed Books as a result of the timing of shipments, lower membership and lower mail quantities. Partly offsetting these volume declines in Books and Home Entertainment Products were higher average prices across most product lines, resulting from a postage and handling price increase and a higher-priced mix of products offered in 1999. Reader's Digest Magazine circulation revenues decreased primarily from a reduction in the rate base, which began in January 1999 and lower paid subscriptions during the third quarter of 1999. Operating profit improved significantly in the third quarter of 1999, compared with 1998, primarily because of the reduction in the rate base of Reader's Digest Magazine. Operating profit also increased, to a lesser extent, from the elimination of certain strategic alliances. Moderately offsetting the operating profit increase were higher inventory reserves. In addition, overhead expenses were lower in 1999 principally because of a reduction in pension costs and benefits from re-engineering activities, which were moderately offset by higher incentive compensation expense.

Europe
Revenues in Europe decreased from $243.4 in 1998 to $238.1, or by 2%, in 1999. Excluding the positive effect of changes in foreign currency exchange rates, revenues decreased 5%. This decrease was attributable to lower revenues in Russia from the significant scaling back of mailing activity and revenue declines in most other developed European markets from reductions in mail quantities. As expected, revenues declined as customer response in the developing markets in Eastern Europe decreased somewhat in comparison to the rapid growth in the earlier stages of these markets. These declines were somewhat offset by higher revenues in Germany, which experienced significantly higher customer response to certain promotional mailings. The decrease in revenues was principally in Books and Home Entertainment Products. To a lesser extent, revenues declined for Reader's Digest Magazine, primarily as a result of lower circulation volume. Within Books and Home Entertainment Products, declines in unit sales primarily within music products and, to a lesser extent, in series books and Condensed Books, were moderately offset by sales of a higher-priced product mix in most product lines. The decline in music products was driven by the timing of mailings compared with the prior year period and lower response rates in Eastern European markets. In all European markets, series and Condensed Books revenues were negatively affected by a reduction in the number of mailings. Operating profit more than doubled in the third quarter of 1999, compared with 1998, mainly attributable to lower promotion and product costs. Contributing to this improvement was Germany, which experienced a sharp rise in operating profit as a result of higher customer response rates. Partly offsetting the favorable variance in operating profit were higher inventory reserves required in certain developing markets where historical customer response rates have declined somewhat.

Pacific and Other Markets
Revenues in Pacific and Other Markets decreased from $96.0 in 1998 to $91.0, or by 5%, in 1999. Excluding the adverse effect of changes in foreign currency exchange rates, in particular the devaluation of the Brazilian real, revenues increased 9%. Revenues increased primarily as a result of growth in Brazil, which was partly offset by the sale of the company's operations in South Africa in the second quarter of 1999. Revenues increased predominantly within Books and Home Entertainment Products, principally because of sales of a higher-priced product mix, primarily in music products, combined with higher unit sales in video products and Condensed Books. These increases were driven by growth in Brazil and the launch of Condensed Books in Latin America. The timing of mailings in Australia contributed to the increase in video products revenues. Excluding the adverse effect of changes in foreign currency exchange rates, operating profit decreased compared with the prior year period. Improved results in several markets were more than offset by higher inventory reserves, costs associated with the shutdown of certain operations in Latin America and unusual operating items in Brazil.

Corporate Expense
Corporate   expense  in  the  third  quarter  of  1999   remained
relatively  flat  at  $8.4 compared with  $8.5  in  1998.   Lower
pension costs and other employee benefit costs were offset by higher incentive compensation expense.

Business Segments

Reader's Digest Magazine
Revenues for Reader's Digest Magazine decreased from $171.2 in 1998 to $161.6, or by 6%, in 1999. Excluding the adverse effect of changes in foreign currency exchange rates, revenues decreased 4%. The decrease in revenues was attributable to lower circulation and, to a lesser extent, lower advertising revenues. Circulation declined as a result of the reduction in the rate base and fewer paid subscriptions in the United States, a reduction in business in Russia and lower circulation levels in major markets such as the United Kingdom and Canada. These declines were moderately offset by price increases in certain international markets. Advertising revenues declined principally as a result of a lower number of advertising pages sold in certain international markets at a slightly higher average rate per page. The higher average rate per page in international markets was largely offset by a lower rate per advertising page in the United States as a result of the reduction in the rate base. Operating profit for Reader's Digest Magazine doubled in the third quarter of 1999, compared with the prior year period. The increase in operating profit reflected lower product, promotion and, to a lesser extent, overhead costs resulting primarily from the reduction in the rate base in the United States.

Books and Home Entertainment Products
Revenues for Books and Home Entertainment Products decreased from $413.0 in 1998 to $376.5, or by 9%, in 1999. Excluding the
adverse effect of changes in foreign currency exchange rates, revenues decreased 8%. Revenues decreased primarily because of lower unit sales across most product lines, most notably general books and music products, attributable principally to reductions in mail quantities and in certain types of marginally profitable mailing activities in many markets. Lower unit sales were moderately offset by sales of a higher-priced product mix across all product lines, notably in video and music products. The decrease in general books unit sales was principally caused by lower mail quantities in the United States and, to a lesser extent, the significant scaling back of mailing activity in Russia, partly offset by higher revenues in certain other markets. The decline in music products was attributable to the timing of mailings and lower mail quantities in certain European markets and the United States, and lower customer response in developing markets in Eastern Europe compared with the rapid growth in the earlier stages of these markets. Operating profit for Books and Home Entertainment Products increased slightly in 1999, compared with 1998, primarily as a result of lower promotion and, to a lesser extent, product costs from reductions in mailings. Partly offsetting operating profit increases were higher inventory reserves required primarily in certain developing markets where historical customer response rates have declined somewhat. In addition, a decrease in overhead expenses principally from benefits from re-engineering activities and a reduction in pension costs in the United States also contributed to the rise in operating profit.

Special Interest Magazines
Revenues for Special Interest Magazines increased from $22.7 in 1998 to $28.2, or by 24%, in 1999, principally as a result of the acquisition of American Woodworker magazine in the second quarter of 1999. Excluding American Woodworker, revenues increased 8% in 1999, as higher circulation revenues combined with higher advertising revenues. The favorable variance in circulation and advertising was driven principally by one magazine, which produced an additional issue in the third quarter of 1999 and displayed a higher number of advertising pages sold. The rise in circulation and advertising revenues outpaced an increase in expenses and resulted in operating profit improving in 1999 compared with 1998.


Nine-Month  Period Ended March 31, 1999 Compared With  Nine-Month
Period Ended March 31, 1998

Items Affecting the Comparability of Reported Results

Other Operating Items and Impairment Losses

In the second quarter of 1999, the company recorded net other operating items and impairment losses of $31.0 ($21.5 after tax, or $0.20 per share). The other operating items and impairment losses were composed of the following:

1. The company recorded charges of $51.3 ($33.7 after tax,  or
   $0.32 per share) composed primarily of severance costs associated with cost reduction and re-engineering activities and costs
   related   to   the  discontinuation  of  certain   unproductive
   businesses. These actions covered the separation of more than 700 employees from the worldwide workforce in substantially all functional areas of the company, and are expected to be substantially completed by December 31, 1999.

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

Revenues/Operating Profit
Worldwide revenues for the nine-month period ended March 31, 1999 decreased to $1,947.8, or by 3%, compared with $2,009.4 in the nine-month period ended March 31, 1998. Excluding the adverse effect of changes in foreign currency exchange rates, revenues decreased 2%. The decline was attributable to lower unit sales within Books and Home Entertainment Products, in particular in the United States, and lower circulation revenues for Reader's Digest Magazine. These decreases were moderately offset by sales of a higher-priced product mix within Books and Home
Entertainment Products. The decrease in unit sales was principally caused by a strategic reduction in mail quantities, fewer promotional mailings and a reduction of certain types of marginally profitable mailing activities. Customer response to promotional mailings improved in certain developed European markets, especially Germany. Lower revenues in the United States combined with lower revenues in the United Kingdom and a decline in revenue in Russia, where the company has significantly scaled back its operations, were moderately offset by higher revenues from growth in Latin America, particularly Brazil (excluding the devaluation of the real) and other major developed international markets, such as Germany and France.

The company reported worldwide operating profit of $118.8 in the nine-month period ended March 31, 1999, compared with operating profit of $24.6 in the nine-month period ended March 31, 1998. Excluding the items affecting the comparability of reported results in fiscal 1999 and 1998, operating profit was $149.8 in the nine-month period ended March 31, 1999, compared with $94.6 in the nine-month period ended March 31, 1998. This increase occurred primarily because of the strategic decision to reduce the number of mailings and mail quantities, which reduced promotion and product costs. Promotion costs declined, particularly in the United States, and to a lesser extent, in certain developed European markets, because of this reduction in mail quantities combined with fewer promotional mailings and a reduction of certain types of marginally profitable mailing activities. Operating profit also improved as a result of the elimination of spending on certain unprofitable initiatives and the termination of certain strategic alliances. Moderately offsetting the operating profit improvement were higher inventory reserves primarily in the United States because of the lower volume associated with the reduction in mail quantities, and losses in Russia from adverse economic conditions. Overhead expenses also decreased because of a reduction in pension costs and benefits from re-engineering activities principally in the United States, which were partly offset by higher incentive compensation expense.

Other Income, Net
Other income, net, increased in the nine-month period ended March 31, 1999 to $69.0, compared with $8.2 in the prior year.
Excluding the items affecting the comparability of reported results, other income, net, in the nine-month period ended March 31, 1999 was a net expense of $8.4. This decrease was principally a result of foreign exchange translation losses resulting from the devaluation of the Russian ruble and losses on foreign exchange transactions and hedging activity. In addition, other income, net, in the nine-month period ended March 31, 1998 included gains from sales of certain investments.

Income Taxes
For the nine-month period ended March 31, 1999, the reported tax rate was 39.3%, compared with 62.0% for the nine-month period ended March 31, 1998. Excluding the items affecting the comparability of reported results in fiscal 1999 and 1998, the overall effective tax rate was 37.5% for both the nine-month periods ended March 31, 1999 and March 31, 1998.

Change in Accounting Principles
In the first quarter of fiscal 1999, the company adopted a preferred method for calculating the market-related value of pension plan assets used in determining the return-on-asset component  of  annual  pension expense  and  the  cumulative  net unrecognized gain or loss subject to amortization. The cumulative effect of adopting this change, for years prior to fiscal 1999, was a benefit of $40.5 ($25.3 after tax, or $0.24 per share). In addition, this change reduced pension expense for the nine-month period ended March 31, 1999 by $14.3 ($8.9 after tax, or $0.08 per share).

Basic and Diluted Earnings per Share
The company reported net income in the nine-month period ended March 31, 1999 of $139.3, or $1.29 per share for both the basic and diluted methods, compared with net income of $12.5, or $0.11 per share for both the basic and diluted methods, in the nine-month period ended March 31, 1998. Excluding the cumulative effect of change in accounting principles for pension assets and the items affecting the comparability of reported results in fiscal 1999 and 1998, basic and diluted earnings per share was $0.81 in the nine-month period ended March 31, 1999, compared with $0.60 per share in the nine-month period ended March 31, 1998.


Geographic Areas

United States
Revenues in the United States decreased from $931.8 in 1998 to $884.0, or by 5%, in 1999. This decrease was primarily attributable to lower unit sales within Books and Home Entertainment Products, moderately offset by sales of a higher-priced product mix and revenues from the Good Catalog Company and American Woodworker magazine, both of which were acquired in the second quarter of fiscal 1999. Within Reader's Digest Magazine, slightly lower circulation revenues primarily resulting from a reduction in the rate base, were moderately offset by higher advertising revenues. Advertising revenues experienced a significantly higher number of pages sold at a lower average rate per page. Books and Home Entertainment Products revenues declined in most product lines, in particular general books and music products, principally because of a reduction in mail quantities, lower customer response to promotional mailings in certain product lines and a reduction in certain types of marginally profitable mailing activities. These decreases were moderately offset by sales of a higher-priced product mix across all product lines as a result of postage and handling price increases in response to postal rate increases, as well as a higher-priced mix of products offered in 1999. Operating profit improved significantly in 1999, compared with 1998, primarily because the decline in revenues was more than offset by lower promotion and product costs as a result of the reduction in mail quantities, the elimination of spending on certain unprofitable initiatives and the termination of certain strategic alliances. Moderately offsetting the favorable variance for product costs were higher inventory reserves because of the lower volume associated with the reduced mail quantities. In addition, overhead expenses were lower in 1999 principally because of a reduction in pension costs and, to a lesser extent, benefits from re-engineering activities, partly offset by higher incentive compensation expense.

Europe
Revenues in Europe decreased from $767.9 in 1998 to $757.6, or by 1%, in 1999. Excluding the positive effect of changes in foreign currency exchange rates, revenues decreased 4%. Revenue increases in Germany and France were more than offset by lower revenues in the United Kingdom, in Russia from the significant scaling back of mailing activity, and in most other developed markets. Improved customer response to promotional mailings in certain developed markets in 1999 partially offset the decline in revenues from the reduction in mail quantities in the current year. Revenues declined principally in Books and Home Entertainment Products and, to a lesser extent, in Reader's Digest Magazine. Most product lines within Books and Home Entertainment Products experienced lower unit sales, particularly video products and series books. The decline in video products was the result of a reduction in the number of mailings and lower mail quantities within individual mailings. Series books revenues declined primarily as a result of the aforementioned factors and because of a series that is being phased out in certain markets. These volume declines were mostly offset by sales of a higher-priced product mix across all product lines. Within Reader's Digest Magazine, revenues decreased primarily because of circulation declines in major markets, particularly in the United Kingdom and Germany, and a reduction of business in Russia. Operating profit doubled in 1999, compared with 1998, primarily as a result of improved performance in Germany, partly offset by losses at the company's operations in Russia principally caused by adverse economic conditions. In addition, the decline in revenues was more than offset by lower promotion and product costs resulting from the reduction in mail quantities.

Pacific and Other Markets
Revenues in Pacific and Other Markets decreased from $309.7 in 1998 to $306.2, or by 1%, in 1999. Excluding the adverse effect of changes in foreign currency exchange rates, revenues increased 12%. Revenues increased principally as a result of expansion in Latin America, particularly in Brazil. Revenues increased within Books and Home Entertainment Products, because of higher unit sales in most product lines, most notably music and video products and, to a lesser extent, sales of a higher-priced product mix across most product lines, principally within general books. Higher unit sales were attributable to growth in music and video product sales in Latin America, particularly in Brazil. Revenues also increased within these product lines in Australia because of the timing of mail dates and shipments as well as the number of promotional mailings compared with the prior year and improved customer response to promotional mailings. Operating profit decreased slightly in 1999, compared with 1998, primarily because of lower revenues and higher product costs, which were offset by lower promotion costs. Excluding the adverse effect of changes in foreign currency exchange rates, operating profit increased significantly in 1999.

Corporate Expense
Corporate Expense in the nine-month period ended March 31, 1999 increased to $28.7, compared with $24.9 a year ago, primarily as a result of higher incentive compensation expense which was partly offset by lower levels of pension and other employee benefits costs.

Business Segments

Reader's Digest Magazine
Revenues for Reader's Digest Magazine decreased from $530.4 in 1998 to $504.9, or by 5%, in 1999. Excluding the adverse effect of changes in foreign currency exchange rates, revenues decreased 3%. The decrease in revenues was primarily attributable to lower circulation revenues slightly offset by a higher number of advertising pages sold at a lower average rate per page in the nine-month period ended March 31, 1999. Lower circulation revenues were a result of the rate base reduction in the United States and circulation declines in several major markets, particularly the United Kingdom, Germany and Russia. In the United States, the effect of a significantly higher number of advertising pages sold was moderately offset by a lower average rate per page. Operating profit for Reader's Digest Magazine improved slightly in the nine-month period ended March 31, 1999 compared with the same period a year ago. The improvement resulted primarily from the rate base reduction in the United States, which contributed to a combination of lower promotion, product and overhead costs, which outpaced the revenue decline.

Books and Home Entertainment Products
Revenues for Books and Home Entertainment Products decreased from $1,241.5 in 1998 to $1,201.7, or by 3%, in 1999. Excluding the
adverse effect of changes in foreign currency exchange rates, revenues decreased 2%. The decrease was primarily attributable to lower unit sales across most product lines, principally in general books, video and music products and series books. These declines were mostly offset by a higher-priced mix of products, particularly in video products and general books, and the acquisition of the Good Catalog Company in the United States in October 1998. The decrease in general books was caused by lower mail quantities within the United States and, to a much lesser extent, in Russia from the significant scaling back of mailing activity. The decline in video products was the result of lower mail quantities and reduced activity in certain developed
European markets, as well as lower mail quantities and a reduction in the number of mailings in the United States. Music products also declined, principally in the United States, for the aforementioned reasons, as well as because of the timing of mailings, and in the developing Eastern European markets, compared with the rapid growth in the earlier stages of these markets. Partly offsetting these declines in video and music was growth from the Pacific and Other Markets, particularly in Brazil (excluding the devaluation of the real). Series books revenues declined primarily as a result of lower mail quantities within mailings and a reduction in the number of mailings, and because of a series that is being phased out in certain markets. Operating profit increased significantly in 1999, compared with 1998, because the declines in revenue were more than offset by lower promotion and, to a lesser extent, lower product costs. Promotion costs fell as a result of the reduction in mail quantities within individual mailings and the number of promotional mailings. Operating profit also improved as a result of the elimination of spending on certain unprofitable initiatives. Moderately offsetting the reduction in product costs were higher inventory reserves, primarily in the United States. In addition, overhead expenses were lower in 1999, principally because of a reduction in pension costs and, to a lesser extent, benefits from re-engineering activities, primarily in the United States.

Special Interest Magazines
Revenues for Special Interest Magazines increased from $69.0 in 1998 to $78.4, or by 14%, in 1999. This was principally as a result of the acquisition of American Woodworker magazine in the second quarter of 1999. Excluding American Woodworker, revenues increased 5% in 1999, primarily because of higher advertising revenues. This increase was principally attributable to a higher average rate per advertising page sold in 1999 as a result of rate base increases for several magazines. Operating profit improved in 1999, compared with 1998, primarily as a result of the higher advertising revenues, which more than offset an increase in promotion and product costs.

Other Businesses
Revenues for Other Businesses decreased from $168.5 in 1998 to $162.8, or by 3%, in 1999. The decrease primarily resulted from a reduction in activity in the worldwide merchandise catalog product line, primarily in the United Kingdom, and the elimination of a strategic alliance, largely offset by growth at QSP, the company's youth fund-raising organization, principally because of higher unit sales of magazine subscriptions and music products. Operating profit improved significantly in 1999, compared with 1998, principally as a result of lower product, promotion and overhead costs in the merchandise catalog line and growth and cost savings at QSP.


Forward-Looking Information

Fiscal 1999 Results
The company expects its full year operating profit to show a significant improvement over fiscal 1998, including the benefit for the change in accounting for pension assets and before the effects of other operating items and impairment losses. The improvement reflects improved customer response which the company has experienced and accelerated progress in implementing the company's cost-reduction and re-engineering initiatives.

The company expects to record additional charges to other operating items and impairment losses over the next nine to twelve months, beginning in the fourth quarter of 1999, related to cost reduction and re-engineering actions as further components of the strategic plan and estimated costs associated with those actions are completed and additional re-engineering activities are reviewed and approved. As a result of this strategy, the company expects a continued revenue decline but operating profit improvements during the fourth quarter.

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

The  United  States  and  developed international  markets  have
fully  completed  the  inventory phase.   Also,  the  company's
operations  in  developing  international  markets,   including
operations in Latin America, Eastern Europe and the Far East, have completed the inventory and analysis phases.

2) Analysis - This phase includes the evaluation of the inventoried items for year 2000 compliance, the determination of the remediation method and resources required and the development of an implementation plan. The analysis phase is complete in the United States and developed international markets.

3) Implementation - This phase includes executing the implementation plan for all applicable hardware and software, interfaces and systems. This involves testing the changes, beginning to utilize the changed procedures in actual operations, testing in a year 2000-simulated environment and vendor interface testing. The implementation phase, including testing for certain critical applications, is in process in the United States and developed international markets, and is expected to be substantially completed by June 1999 for applications and IT equipment and non-IT embedded systems. The company expects that its German operations will not be completed with this aspect of the implementation phase until August 1999. The implementation phase for the United States and developed international markets with respect to vendor relationships is expected to be completed by September 1999.

The implementation  phase  has  commenced  in  all   developing
international markets and is expected to be completed by June 1999 for applications and IT equipment and non-IT embedded systems. The implementation phase with respect to vendor relationships in these markets is expected to be completed by September 1999.

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

The Company's Contingency Plans. The company is in the process of developing its country-by-country contingency plans and expects to have preliminary plans completed by June 1999 with subsequent revisions being made, as needed, for the remainder of the year. To mitigate the effects of the company's or significant suppliers' potential failure to remediate the year 2000 issue in a timely manner, the company would take appropriate actions. Such actions may include having arrangements for alternate suppliers, re-running processes if errors occur, using manual intervention to ensure the continuation of operations where necessary, and scheduling activity in December 1999 that would normally occur at the beginning of January 2000. If it becomes necessary for the company to take these corrective actions, it is uncertain, until the contingency plans are finalized, whether this would result in significant delays in business operations or have a material adverse effect on the company's results of operations, financial position or cash flow.

Costs to Address the Company's Year 2000 Issue. The total cost of the company's remediation plan is estimated at approximately $13.0 to $18.0 and is being funded through operating cash flows. To manage the cash flow effects of these incremental costs, the company has deferred certain IT development activities and system enhancements. Of the total cost, approximately $2.0 is
attributable   to  new  hardware  and  software  that   will   be
capitalized. The remainder will be expensed as incurred. To date, approximately $10.0 of the total cost of the remediation plan has been spent, of which approximately $1.0 was capitalized.

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

The company has initiated an internal analysis regarding the business and systems issues related to the euro conversion and has developed a preliminary strategic plan to ensure that all necessary modifications are made on a timely basis. As the first step, to accommodate the introduction of the euro on January 1, 1999, the company's operations in markets that are adopting the euro are currently, upon request, able to accept payments and pay suppliers in euros, and are able to indicate the euro equivalent of pricing on invoices. During the transition period, the company will be monitoring customer and competitor reaction to the euro and will update the strategic plan as needed.

The company believes that the conversion to the euro will not have a significant impact on the marketing strategy for the company's European operations. The euro is not expected to have a significant competitive impact, including the resulting need to synchronize prices between markets, primarily because, for the most part, the editorial content of the company's publishing products varies, the products are published in local languages and they are sold principally through direct mail rather than retail channels. These factors result in products that tend to be unique to each market that do not easily lend themselves to price comparisons across borders. The estimated costs to convert all affected systems to the euro are not expected to have a material adverse effect on the company's results of operations, financial position, or cash flow.


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

Liquidity and Capital Resources

Cash and cash equivalents, short-term investments and marketable securities increased $246.9 to $373.0 at March 31, 1999 compared with June 30, 1998. The increase was primarily a result of cash flow provided from operating activities, the sale of the company's principal operating facility in the United Kingdom and the sale of important works of art from the company's collection, slightly offset by the acquisitions of the Good Catalog Company and American Woodworker and dividend payments.

In the third quarter of 1999, the company paid a $0.05 per share dividend on its common stock, compared with $0.225 per share a year ago. At the current rate, the annualized dividend is $0.375 per share in 1999 compared with $0.90 in 1998.

The company did not repurchase any shares of Class A nonvoting common stock in the third quarter of 1999.

The company is a party to a Competitive Advance and Revolving Credit Facility Agreement amended as of June 2, 1998, with a syndicate of domestic and foreign banks (the credit agreement). The credit agreement, which expires in November 2001, permits competitive advance and revolving credit borrowings of up to $300.0 by the company and its designated subsidiaries. Interest rates can be based on several pricing options that can vary based upon operating results of the company. The proceeds of the borrowings may be used for general corporate purposes, including acquisitions, share repurchases and commercial paper backup. The credit agreement contains certain restrictions on incurrence of debt, liens and guarantees of indebtedness. The company must also comply with certain financial covenants, including a minimum level of consolidated tangible net worth. At March 31, 1999, there were no borrowings outstanding under the credit agreement.

In addition, various international subsidiaries of the company have available lines of credit totaling $59.0. At March 31, 1999, loans in the amount of $1.3 were outstanding under international lines of credit at a weighted average interest rate of 10.7%.

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

     The company filed a report on Form 8-K dated February 4, 1999 which included a copy of a press release relating to the sale of its United Kingdom headquarters building.

     The company filed a report on Form 8-K dated February 25, 1999 which included a copy of a press release relating to the company's growth strategy.


                           SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 The Reader's Digest Association, Inc.
                                 (Registrant)

Date:  May 12, 1999        By:  /s/GEORGE S. SCIMONE
                                George S. Scimone
                                Senior Vice President and
                                Chief Financial Officer
                                (and authorized signatory)


                          EXHIBIT INDEX


Exhibit                                                  Page


27      Financial Data Schedule