Form 10-K
period 1999-06-30
READERS DIGEST ASSOCIATION INC
filed 1999-09-21
CIK 858558

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                            FORM 10-K

    [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 1999Commission file number: 1-10434

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

                                          Name of each
           Title of each class              exchange
                                            on which
                                           registered

     Class A Nonvoting Common Stock      New York Stock
        par value $.01 per share            Exchange

       Class B Voting Common Stock       New York Stock
        par value $.01 per share            Exchange

Securities  registered  pursuant to Section  12(g)  of  the  Act: None

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The aggregate market value of registrant's voting stock held by non-affiliates of registrant, at August 31, 1999, was approximately $161,235,000 based on the closing price of registrant's Class B Voting Stock on the New York Stock Exchange- -Composite Transactions on such date.

As  of  August  31,  1999, 85,975,940 shares of the  registrant's
Class A Nonvoting Common Stock and 21,716,057 shares of the registrant's Class B Voting Common Stock were outstanding.

               DOCUMENTS INCORPORATED BY REFERENCE

Annual Report to Stockholders of The Reader's Digest Association,
Inc. for the fiscal year ended June 30, 1999. Certain information therein is incorporated by reference into Part I and
Part II hereof.

Proxy Statement for the Annual Meeting of Stockholders of The
Reader's Digest Association, Inc. to be held on November 12,
1999. Certain information therein is incorporated by reference into Part III hereof.

                        TABLE OF CONTENTS

                                                                  Page
PART I

   ITEM 1.  BUSINESS                                               1
     Strategic Initiatives                                         1
     Recent Developments                                           3
     Operating Segments                                            4
     Global Books and Home Entertainment                           4
      Select Editions                                              4
      Series Books                                                 4
      General Books                                                5
      Music                                                        5
      Video                                                        5
      Merchandise Catalogs                                         6
      Production and Fulfillment                                   6
     U.S. Magazines                                                6
      Circulation and Advertising                                  7
      Editorial                                                    8
      Production and Fulfillment                                   8
     International Magazines                                       9
      Circulation and Advertising                                  9
      Editorial                                                    9
      Production and Fulfillment                                   9
     Direct Marketing Operations                                  10
     Information Technology and Customer List Enhancement         11
     Competition and Trademarks                                   11
     Employees                                                    11
     Executive Officers                                           12

   ITEM 2.  PROPERTIES                                            14

   ITEM 3.  LEGAL PROCEEDINGS                                     14

   ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS   14

PART II

   ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
            STOCKHOLDER MATTERS                                   15

   ITEM 6.  SELECTED FINANCIAL DATA                               15

   ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATION                    15

   ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
            MARKET RISK                                           16

   ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA           16

   ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
            ON ACCOUNTING AND FINANCIAL DISCLOSURE                16

PART III

   ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE               17
            REGISTRANT

   ITEM 11. EXECUTIVE COMPENSATION                                17

   ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
            AND MANAGEMENT                                        17

   ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS        17

PART IV

   ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND
            REPORTS ON FORM 8-K                                   18

   SIGNATURES                                                     22

   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS                     23



Unless the context otherwise requires, references in this Annual
Report on Form 10-K to "Reader's Digest," "we" and "our" are to
The Reader's Digest Association, Inc. and its subsidiaries.

"Reader's Digest" and the Pegasus logo are registered trademarks of
              The Reader's Digest Association, Inc.

                             PART I
ITEM 1.BUSINESS

     We are a preeminent global leader in publishing and direct marketing, and we create and deliver products that inform, enrich, entertain and inspire, including magazines, books, recorded music collections, home videos.

     We are a Delaware corporation, originally incorporated in New York in 1926 and then reincorporated in Delaware in 1951.
The mailing address of our principal executive offices is Pleasantville, New York 10570 and our telephone number is (914)
238-1000.

     We are best known for publishing our flagship Reader's Digest magazine. Reader's Digest is a monthly, general interest magazine consisting of original articles, previously published articles in condensed form, and a condensed version of a previously published or soon-to-be published full-length book. Reader's Digest also contains monthly humor columns such as "Laughter, The Best Medicine," "Life's Like That," "Humor In Uniform," and "All In A Day's Work," and other regular features, including "Heroes For Today," "It Pays To Enrich Your Word Power," "News From The World Of Medicine," "Tales Out of School," "Virtual Hilarity," "Personal Glimpses," and "Campus Comedy." The international editions of Reader's Digest include similar features.

     DeWitt and Lila Acheson Wallace founded Reader's Digest magazine in 1922. Today, Reader's Digest has a worldwide circulation of about 25 million and over 100 million readers each month. Reader's Digest is published in 49 editions and 19 languages.

     Currently, our largest business unit is our global books and home entertainment operations, which publish and market Reader's Digest Select Editions, series books, general books, recorded music collections and series, and home video products and series.

Strategic Initiatives

     We are undertaking a three-phase strategy to build on our fundamental strengths and create growth opportunities. In July
1998, we announced Phase I of our strategy, which involved:

-    reorganizing our business groups on a global basis;

-    restructuring our editorial organization;

-    establishing new reporting relationships; and

-    reassigning some of our executives.

We made further refinements to our organizational structure in late fiscal 1999 to finalize the global operating segments discussed below.

   We announced Phase II of our strategy in September 1998, which targets:

-    reducing costs and streamlining processes;

-    raising capital by selling some underproductive assets; and

-    restructuring some underproductive businesses.

Actions that we have taken as part of the ongoing Phase II include:

- reducing the number of individual promotional mailings globally, including eliminating related product development and overhead costs. The purpose of this action is to increase response rates on continuing mailings;

- reducing the circulation rate base for Reader's Digest in the United States and in most international markets. The purpose of this action is to improve the efficiency of our promotional spending;

- eliminating or redirecting some product lines, including adult and children's retail book publishing, the Today's Best
  Nonfictionr book series, and video or music businesses in selected international markets;

- selling our publishing operations in South Africa and closing our operations in Chile, Colombia and Peru;

- consolidating our operations in Benelux, the Nordic countries, Germany and Switzerland, and those in the Czech
  Republic and Hungary;

- selling important works from our fine art collection;

- outsourcing support functions where it is cost-effective;

- consolidating suppliers and combining purchasing efforts for greater negotiating leverage;

- selling international real estate holdings, including those in the United Kingdom, Canada and Italy; and

- reducing our quarterly dividend from $0.225 per share to $0.05 per share.

- We announced Phase III of our strategy in February 1999.
  Phase III targets long-term growth.  The key elements of Phase
  III include:

- expanding our presence in five areas of intense consumer interest-health, home, family, finance and faith;

- selling non-publishing products and services in those areas;

- continuing our geographic expansion;

- developing new marketing channels;

- broadening our customer base to include more younger customers and more products for older customers; and

- integrating the Internet into all of our businesses.

To implement Phase III, we expect to invest in internal growth opportunities in our core businesses. We also expect to target acquisitions and form alliances that leverage our core strengths.


Recent Developments

WebMD Internet Healthcare Web Site Alliance and Investment

     In June 1999, we announced that we formed an alliance with WebMD, Inc. as the first step in our strategy to expand our business into providing health information and to integrate Internet marketing into our businesses. WebMD is a leading healthcare Web site for physicians and consumers. As part of our business alliance, we also made a $13 million strategic equity investment in WebMD, Inc. WebMD has reported that it has also forged strategic partnerships with other investors, including Microsoft Corporation, E.I. duPont de Nemours and Company, Excite Inc., Intel Corporation, Covad Communications Group Inc., Softbank America Inc. and Dell Computer Corporation. WebMD has announced that it plans to merge with Healtheon Corporation to create one of the largest Internet companies in the health information arena.

     Our alliance contemplates that WebMD will help develop a new Reader's Digest health information Web site for consumers in the U.S. We expect to launch the Web site in the fall of 1999. The Reader's Digest Web site will draw content from our health-related editorial products and from the WebMD Web site. Our health-related content will also be featured on the WebMD consumer Web site.

     The alliance also contemplates that WebMD will provide Reader's Digest magazine to its physician service subscribers, purchasing a minimum of 3,000,000 copies over five years. WebMD will also purchase advertising in our magazines to promote the WebMD Web site. Each issue of the U.S. edition of Reader's Digest will include WebMD advertorial pages, including an "Ask WebMD" column and a calendar of online events that will occur on both the WebMD and the Reader's Digest health Web sites.

Books Are Fun Display Marketing Company Acquisition

     On August 25, 1999, we agreed to purchase 100% of the stock of Books Are Fun, Ltd. for approximately $380 million in cash. Books Are Fun sells premium-quality books and gift items at discount prices by display marketing those products on-site at schools and businesses in all 50 states of the United States and across Canada.

     The acquisition is part of our strategy to diversify distribution channels for our current product lines, while also using our brand strength to create new opportunities.

     The acquisition is subject to customary closing conditions, including regulatory approvals. We expect the acquisition to close around October 1, 1999. We expect to finance the acquisition through a combination of internal funds and bank borrowings under our principal revolving credit facility.


Torchmark and AIG Insurance Products and Services Marketing Alliances

     On September 13, 1999, we announced that we have formed an exclusive alliance with Torchmark Corporation, which will market life and health insurance products to our customers in the United States and Canada. The products will be marketed and sold by Torchmark Corporation through direct mail, telemarketing, and advertising in our magazines. There will also be a significant Internet marketing component. Torchmark Corporation will underwrite policies and provide customer and claims services.

     We also announced that we have agreed in principle with American International Group, Inc. to develop a program under which it will market a range of life, accident and health and general insurance products and services to our customers in 26 other countries outside the United States. American International Group, Inc. member companies will manage the products and provide customer and claims services and will provide marketing support for all products.

gifts.com Online Gift Shopping Service

     On September 15, 1999, we announced that, together with our Good Catalog Company subsidiary and StarTek, Inc., we have agreed to create gifts.com, an online shopping service for gifts. The gifts.com Web site will initially feature 400 different products, including leading brands and non-branded specialty items. We expect the site to be operational in the fall of 1999, in time for the 1999 holiday shopping season. The site will be supported by a $20 million consumer marketing campaign.

     We and Good Catalog Company will contribute property and financing in exchange for an 80.1% interest in the venture. StarTek, Inc., a leading provider of outsourced services for e-commerce and high-tech companies, will contribute property, including the "gifts.com" domain name, and financing for a 19.9% interest in the venture. StarTek will also provide fulfillment services for the venture.


Operating Segments

     We have three operating segments: Global Books and Home Entertainment, U.S. Magazines, and International Magazines. Financial information about each of our operating segments is included in Note 12 to our consolidated financial statements, which are incorporated by reference into this report.


Global Books and Home Entertainment

     Our Global Books and Home Entertainment operations publish Reader's Digest Select Editions, series books, general books, recorded music collections and series and home video products and series. We market these products principally by direct mail. Global Books and Home Entertainment also includes the operations of our subsidiary, Good Catalog Company. For more information about how we market our products, please refer to the section of this report captioned "Direct Marketing Operations."


  Select Editions

     Reader's Digest Select Editions, which were formerly called "Condensed Books" in many markets, are a continuing series of condensed versions of current popular fiction. A condensed work reduces the length of an existing text, while retaining the author's style, integrity and purpose. Today, we publish Select Editions in 16 languages, and market them in 27 countries.
Select Editions generated worldwide revenues of $254.1 million in fiscal 1999, $260.4 million in fiscal 1998 and $307.0 million in fiscal 1997.

     International editions of Select Editions generally include some material from the U.S. edition or from other international editions, translated and edited as appropriate. International editions also include some condensed versions of locally published works. Each local editorial staff determines whether existing Select Editions selections are appropriate for their local market.

     We publish six volumes of Select Editions a year in the United States. Some of our international subsidiaries also publish six volumes a year, while others publish four or five.


  Series Books

     We market two types of series books: reading series and illustrated series. These book series may be either open-ended continuing series or closed-ended series, which consist of a limited number of volumes. We publish series books in six languages and market them in 11 countries. Series books generated worldwide revenues of $142.8 million in fiscal 1999, $162.1 million in fiscal 1998 and $209.5 million in fiscal 1997.

     Our reading series include The World's Best Reading, which consists of full-length editions of classic works of literature.
We publish six volumes of The World's Best Reading each year in four countries in two languages.

     We publish illustrated series, which are generally closed-ended, in 10 languages and market them in 16 countries.


  General Books

     Our general books consist primarily of reference books, cookbooks, "how-to" and "do-it-yourself" books and children's books. We also publish books on subjects such as history, travel, religion, health, nature and the home. We publish some of our general books in series. We publish general books in 17 languages and market them in 39 countries. General books generated worldwide revenues of $540.4 million in fiscal 1999, $606.0 million in fiscal 1998 and $679.9 million in fiscal 1997.

     New general books are usually original Reader's Digest books, but may also be books acquired from other publishers. During the development period for an original Reader's Digest book, we conduct extensive research and prepare an appropriate marketing strategy for the book.

     We sell most copies of a general book through initial bulk promotional mailings. We also sell substantial additional copies through subsequent promotions, through catalog sales and through the use of sales inserts in mailings for other Reader's Digest products. We also distribute our general books for retail sale in stores through independent distributors.


  Music

     We publish recorded music packages on cassettes and compact discs. The music packages are generally collections of previously recorded and newly commissioned material by a variety of artists, although they may include selections from our almost 18,000-selection library. The collections span a broad range of musical styles. Our marketing strategy for music packages is similar to our marketing strategy for general books. In some markets, we also sell music series, which we market in the same manner as series books.

     We market music products in 33 countries. We offer different music products in the various international markets because of diverse tastes. Music products generated worldwide revenues of $345.5 million in fiscal 1999, $377.5 million in fiscal 1998 and $404.2 million in fiscal 1997.

     We are a member of the Recording Industry Association of America in the United States, and we have been recognized with 49 gold, platinum and multi-platinum certificates.


  Video

     Our home video products and series are in genres similar to our general books. We continue to expand our video operations in the United States and in international markets. We presently market video products in the United States and 26 other countries. We also sell our home video products through retail establishments. Home video products generated worldwide revenues of $200.5 in fiscal 1999, $215.8 million in fiscal 1998 and $243.5 million in fiscal 1997.

     Most of our original programs have been licensed to cable television networks. Several original programs have won awards of excellence, including five Emmy awards. In May 1999, we entered into a multi-year agreement with CBS Productions to develop television movies and mini-series based on the personal dramas chronicled in Reader's Digest.


  Merchandise Catalogs

     In October 1998, we acquired Good Catalog Company, a catalog marketer of home, garden and gift-related products. In July
1999, Good Catalog Company launched the www.goodcatalog.com Web site, which is currently conducting e-commerce business.


  Production and Fulfillment

     We hire independent contractors to print and bind the various editions of Select Editions. We have an exclusive agreement with a printing company for printing English-language Select Editions distributed in the United States and Canada.
That agreement expires in 2002. We solicit bids for printing and binding each general book or book series. We usually hire independent contractors to produce and manufacture our music and video products.

     Paper is the principal raw material necessary for production of our Select Editions, series books and general books. We have an exclusive agreement with a major supplier to supply paper for Select Editions. The agreement expires in 2002. We purchase paper for series books and general books for each printing. We believe that our existing contractual arrangements and other available sources of paper provide us with an adequate supply of paper at competitive prices. We use independent contractors to arrange for us to acquire some of the necessary raw materials to manufacture music and video products.

     We usually hire independent contractors to handle our fulfillment, warehousing, customer service and payment processing. The printers or suppliers of our products generally package and deliver those products directly to the postal service. For information about postal rates and postal services, please refer to the section of this report captioned "Direct
Marketing Operations."

     It is our direct marketing policy that a customer may return any book or home entertainment product to us for a refund, either before or after payment. We believe that our returned goods policy is essential to our reputation and that it elicits a greater number of orders. Many of those orders are not returned because a high number of consumers are satisfied with our products. Nevertheless, this policy and our "first book free" policy for Select Editions and series books result in a significant amount of returned goods.

     We sell more books and home entertainment products in some seasons than others. In the direct marketing industry as a whole, more consumers respond in the winter months than during the rest of the year. Sales are also higher during the pre-Christmas season than in spring and summer.


U.S. Magazines

     Our U.S. Magazines operations publish Reader's Digest and several special interest magazines in the United States. These magazines and other products are sold through direct and retail marketing, including the activities of our QSP, Inc. subsidiary.

     U.S. Magazines publishes Reader's Digest in several editions, including an English-language edition, a Spanish language edition and the Reader's Digest Large Edition for Easier
Reading. We license independent contractors to publish a braille edition and a recorded edition in the United States.

     We publish several special interest magazines that we believe are consistent with our image, editorial philosophy and market expertise. The Family Handymanr magazine provides instructions and guidance for "do-it-yourself" home improvement projects. New Choices: Living Even Better After 50r magazine is aimed at active, mature readers and provides information on entertainment, travel, health and leisure time activities. Walkingr magazine provides information on health and fitness for walking enthusiasts. American Woodworkerr magazine and its consumer trade show operations provide information, instruction and guidance for professional and serious amateur woodworkers. Prior to August 1999, we also published American Health for Womenr magazine, which provided helpful information on medicine, nutrition, psychology and fitness as those issues relate to women. In August 1999, we sold the American Health magazine trademark, subscriber list and other circulation assets.

     We promote our U.S. special interest magazines to our U.S.
Reader's Digest customer list. We also promote our other products to each magazine's customer list, as appropriate. This strategy helps us to expand the customer base for all of our products.

     We also publish other limited-edition special interest publications in the United States, such as Reader's Digest Christmas, which we have published annually since 1997 and Reader's Digest Your Family, which debuted as a special edition in May 1999.


  Circulation and Advertising

     The following table shows circulation and advertising information for U.S. Magazines operations for fiscal 1999.

                                                  June 30,1999   Adver-
                                         Issues   Circulation    tising
                Magazine Title            Per      Rate Base     Pages
                                         Year                   Carried

     Reader's Digest-U.S. -English        12        12,500,000   1,137
        edition
     Reader's Digest Large Edition for    12           425,000     159
        Easier Reading
     The Family Handyman                  10         1,100,000     638
     American Health for Women            10         1,000,000     571
     New Choices: Living Even Better      10           600,000     412
        After 50
     Walking                               6           650,000     366
     American Woodworker                   7           324,000     187

     Approximately 70% of total U.S. fiscal 1999 revenues for Reader's Digest was generated by circulation revenues and 30% by advertising revenues. Approximately 58% of total U.S. fiscal 1999 revenues for the special interest magazines was generated by circulation revenues and 42% by advertising revenues.

     We have determined that the U.S.-English edition of Reader's Digest has the largest paid circulation of any U.S. magazine, other than those automatically distributed to all members of the American Association of Retired Persons. Our determination is based on the most recent audit report issued by the Audit Bureau of Circulation, Inc., a not-for-profit organization that monitors circulation in the United States and Canada. Approximately 95% of the U.S. paid circulation of Reader's Digest consists of subscriptions. The balance consists of single copy sales at newsstands and in supermarkets and similar retail establishments. We sell our special interest magazines by subscription and at newsstands.

     We maintain the circulation rate base for Reader's Digest through annual subscription renewals and new subscriptions. The circulation rate base for the U.S.-English edition of Reader's Digest was reduced from 15 million to 13.3 million copies per issue for the January-June 1999 issues and to 12.5 million with the July 1999 issue. We sell approximately 3.4 million new subscriptions in the United States to maintain the current circulation rate base. We sell new subscriptions primarily by direct mail, with extensive use of sweepstakes entries. We sell the largest percentage of subscriptions between July and December of each year. Subscribers to Reader's Digest may cancel their subscriptions at any time and we will refund the unused subscription price. For additional information regarding direct marketing of subscriptions, please refer to the section of this report captioned "Direct Marketing Operations."

     We also market and sell subscriptions to Reader's Digest and the special interest magazines in the United States through QSP, Inc., one of our wholly owned subsidiaries. QSP helps schools and youth groups prepare fundraising campaigns in which participants sell magazine subscriptions, music and video products, books, food and gifts. QSP derives its revenues from the sale of products to fundraising organizations. A substantial majority of QSP's sales occur during the first half of our fiscal year, which includes the fall school semester.

     The U.S. editions of Reader's Digest offer advertisers different regional editions, major market editions and demographic editions. These editions, which usually contain the same editorial material, permit advertisers to concentrate their advertising in specific markets or to target specific audiences. Reader's Digest sells advertising in the United States principally through an internal advertising sales force. We sell advertisements in multiple Reader's Digest editions worldwide, and offer discounts for placing advertisements in more than one edition.

     Like most other magazines, our special interest magazines are highly dependent on advertising revenues.


  Editorial

     Reader's Digest is a reader-driven, family magazine. Its editorial content is, therefore, crucial to the loyal subscriber base that constitutes the cornerstone of our operations. The editorial mission of Reader's Digest is to inform, enrich, entertain and inspire. The articles, book section and features included in Reader's Digest cover a broad range of contemporary issues and reflect an awareness of traditional values.

     A substantial portion of the selections in Reader's Digest are original articles written by staff writers or free-lance writers. The balance is selected from existing published sources. All material is condensed by Reader's Digest editors. We employ a professional staff to research and fact-check all published pieces.

  Production and Fulfillment

     We hire independent contractors to print all U.S. editions of Reader's Digest and our special interest magazines. We have an exclusive contract with a U.S. printer to print the U.S. editions of Reader's Digest. The contract will expire in 2007. We believe that generally there is an adequate supply of alternative printing services available to us at competitive prices, should the need arise. Nevertheless, significant short-term disruption could occur. We have developed plans to minimize recovery time in the event of a disaster with current contract printers.

     Lightweight coated and uncoated paper are the principal raw materials used in the production of Reader's Digest. We have supply contracts with a number of global and regional suppliers of paper. We believe those supply contracts provide an adequate supply of paper for our needs and that, in any event, alternative sources are available at competitive prices. A variety of factors affect paper prices, including demand, capacity, pulp supply, and general economic conditions.

     We deliver subscription copies of the U.S. edition of Reader's Digest and the special interest magazines through the United States Postal Service as "periodicals" class mail. For additional information about postal rates and service, please refer to the section of this report captioned "Direct Marketing Operations."

     A distribution network handles newsstand and other retail distribution.

     Several hundred other publishers make magazine subscriptions available to QSP at competitive, discounted prices. QSP also obtains discounted music products from a large music publisher. QSP engages an independent contractor to handle processing of magazine and music orders. A subsidiary of QSP handles processing of video, book, gift and food orders.


International Magazines

     Our International Magazines operations publish Reader's Digest in 48 editions and 19 languages outside the United States. We license independent contractors to publish Reader's Digest in Korea, India and South Africa. These operations also publish Moneywise, a magazine devoted to helping families manage their finances, in the United Kingdom. In August 1999, we acquired Benchmark, Ltd., the publisher of four investment guides distributed in Hong Kong, Taiwan and Singapore.


  Circulation and Advertising

     Reader's Digest is truly a global magazine. Many of its international editions have the largest paid circulation for monthly magazines both in the individual countries and in the regions in which they are published. For most international editions of Reader's Digest, subscriptions comprise almost 98% of circulation. The balance is attributable to newsstand and other retail sales. Approximately 83% of total international fiscal 1999 revenues for Reader's Digest was generated by circulation revenues and 17% by advertising revenues.

     The following table shows circulation and advertising information for International Magazines operations for fiscal
1999.


                                  Issues   June 30,1999   Advertising
       Magazine Title               Per    Circulation      Pages
                                   Year      Rate Base      Carried

     Reader's Digest                 12     12,278,585       11,729
     Moneywise                       12        108,075          660

     We maintain the circulation rate base for Reader's Digest through annual subscription renewals and new subscriptions. Each year, we sell approximately three million new international Reader's Digest subscriptions to maintain the international circulation rate base. We sell new subscriptions primarily by direct mail, with extensive use of sweepstakes entries. We sell the largest percentage of subscriptions between July and December of each year. Subscribers to Reader's Digest may cancel their subscriptions at any time and we will refund the unused subscription price.

     The larger international editions of Reader's Digest offer advertisers different regional editions, major market editions and demographic editions. These editions, which usually contain the same editorial material, permit advertisers to concentrate their advertising in specific markets or to target specific audiences. Reader's Digest sells international advertising principally through an internal advertising sales force. We sell advertisements in multiple Reader's Digest editions worldwide, and offer discounts for placing advertisements in more than one edition.

  Editorial

     The international editions of Reader's Digest contain content and follow editorial procedures similar to the U.S. editions. Each international edition has a local editorial staff responsible for the editorial content of the edition. The mix of locally generated editorial material, material taken from the U.S. edition and material taken from other international editions varies greatly among editions. In general, our larger international editions, for example, those in Canada, France, Germany and the United Kingdom, carry more original or locally adapted material than do smaller editions.


  Production and Fulfillment

     We hire independent contractors to print all international editions of Reader's Digest. Issues relating to available printing capacity and paper supplies are similar to those in the United States.

     Subscription copies of international editions of Reader's Digest are delivered through the postal service in each country of publication. We have also contracted in each country with a newsstand magazine distributor for the distribution of Reader's Digest. For additional information about postal rates and service, please refer to the section of this report captioned "Direct Marketing Operations."


Direct Marketing Operations

     We sell magazine subscriptions, Select Editions, series books, general books, music and video products, as well as certain other products, principally through direct mail solicitations to households on our customer lists. Our products and product offers are usually accompanied by sweepstakes entries and, in some cases, premium merchandise offers. For many years, we have been acknowledged as a pioneer and innovator in the direct mail industry.

     As part of our growth strategy and our strategy to decrease our reliance on sweepstakes marketing, we have begun to pursue increased distribution of our products through direct response channels other than direct mail. These other distribution channels include direct response television, telemarketing, the Internet, catalogs and clubs. We are also continuing to conduct tests of non-sweepstakes promotional mailing packages in the United States. The initial results of these tests have been encouraging.


     We are adapting the editorial content and the marketing methods of our magazines and books and home entertainment products to new technologies. In 1997, we launched Reader's Digest World, a Web site (www.readersdigest.com) that links our 24 local and international Web sites, for shopping and information about our products. In 1999, Reader's Digest World had over 3.5 million visitors from around the world.

     To promote the sale of our products in the United States, we usually offer a sweepstakes in our promotional mailings. Prizes totaled about $9 million for the 1999 edition of the sweepstakes. Generally, each of our international subsidiaries sponsors its own sweepstakes. The mechanics of the sweepstakes vary from jurisdiction to jurisdiction, depending upon local law.

     From time to time, we are involved in legal, regulatory and investigative proceedings concerning our sweepstakes and other direct marketing practices. Also from time to time, jurisdictions in which we do business consider more restrictive laws or regulations governing sweepstakes or direct marketing. Although some of these proceedings may have negatively affected our direct marketing business, we do not believe that these proceedings and proposed laws and regulations will have a material adverse effect on our direct marketing business.


     We are subject to postal rate increases, which affect our product deliveries, promotional mailings and billings. Postage is one of the largest expenses in our promotional and billing activities. In the past, we have had sufficient advance notice of most increases in postal rates so that we could factor the higher rates into our pricing strategies and operating plans. Higher postal rates or other delivery charges usually increase the total cost to the customer, which may have a negative effect on sales. As a result, we may strategically determine the extent, if any, to which we will pass these cost increases on to our customers.

     We rely on postal delivery service for timely delivery of our products and promotional mailings. In the United States and most international markets, delivery service is generally satisfactory. Some international jurisdictions, however, experience periodic work stoppages in postal delivery service or less than adequate postal efficiency.

     In some states in the United States and in some international jurisdictions, some or all of our products are subject to sales tax or value added tax. Taxes, like delivery costs, are generally stated separately on bills, where permitted by applicable law. Higher taxes increase the total cost to the customer, which may have a negative effect on sales. In jurisdictions where applicable tax must be included in the purchase price, we may be unable to fully recover from customers the amount of any tax increase or new tax.


Information Technology and Customer List Enhancement

     The size and quality of our computerized customer list of current and prospective customers in each country where we operate contributes significantly to our business. We are constantly striving to improve our customer lists. We believe that our U.S. list of over 57 million households--over half the total number of households in the country--is one of the largest direct response lists in the United States. Our international lists include a total of approximately 49 million households.

     We continue to make significant investments in our database list management and related information technology to improve our operating efficiencies, to increase the level of service we provide to our customer base and to facilitate globalization of our operations.

     Some international jurisdictions, particularly in Europe, have data protection laws or regulations prohibiting or limiting the exchange of information of the type that we maintain. Some jurisdictions also prohibit the retention of information, other than certain basic facts, about noncurrent customers. Although these regulations may hinder our ability to collect, retain and use customer information, we believe that current laws and regulations do not prevent us from engaging in activities necessary to operate our current businesses.


Competition and Trademarks

     Although Reader's Digest is a unique and well-established institution in the magazine publishing industry, it competes with other magazines for subscribers and with magazines and all other media, including television, radio and the Internet, for advertising. We believe that the extensive and longstanding international operations of Reader's Digest provide us with a significant advantage over competitors seeking to establish a global publication.

     We own numerous trademarks that we use in our business worldwide. Our two most important trademarks are "Reader's Digest" and the "Pegasus" logo. We believe that the name recognition, reputation and image that we have developed in each of our markets significantly enhance customer response to our direct marketing sales promotions. For these reasons, trademarks are important to our business and we aggressively defend our trademarks.

     We believe that our company name, image and reputation, as well as the quality of our customer lists, provide a significant competitive advantage over many other direct marketers. However, our books and home entertainment business competes with companies selling similar products at retail as well as by direct marketing through various channels, including the Internet. Because tests show that consumers' responses to direct marketing promotions can be adversely affected by the overall volume of direct marketing promotions, we also compete with all other direct marketers, regardless of whether their products are similar to our products.

     Each of our special interest magazines competes with other magazines of the same genre for readers and advertising. Nearly all of our products compete with other products and services that utilize leisure activity time or disposable income.


Employees

     As of June 30, 1999, we employed about 4,800 people worldwide. We employed about 1,900 in the United States and about 2,900 in our international subsidiaries. Our relationship with our employees is generally satisfactory.


Executive Officers

     The following is some information about our executive officers.

Name and Age                       Positions With Reader's Digest and Recent
                                   Business Experience

Thomas O. Ryder (55)               Mr. Ryder has been Chairman of the Board and
                                   Chief Executive Officer of Reader's Digest since April 1998. Mr. Ryder was President,
                                   American Express Travel Related Services
                                   International, a division of American Express
                                   Company (travel, financial and network
                                   services), from October 1995 to April 1998.
                                   Before October 1995, he served as President,
                                   Establishment Services - Worldwide of
                                   American Express Travel Related Services.

M. John Bohane  (63)               Mr. Bohane has been a Senior Vice President
                                   of Reader's Digest and President, Global
                                   Books and Home Entertainment since July
                                   1998.  Before July 1998, he was Senior Vice
                                   President of Reader's Digest and President
                                   International Operations, a position he held since rejoining Reader's Digest in September
                                   1997.  He first joined Reader's Digest in
                                   1964 and served in a number of executive capacities, including President, Direct
                                   Marketing, until leaving Reader's Digest in July 1991. Mr. Bohane served as President and Chief Executive Officer of Newfield
                                   Publications from April 1994 to July 1995 and as Vice President of Corporate Database
                                   Marketing of Time-Warner, Inc. from April
                                   1992 to December 1993.

Michael A. Brizel (42)             Mr. Brizel has been Vice President and
                                   General Counsel of Reader's Digest since July
                                   1998.  Before July 1998, he was Vice
                                   President, Legal U.S. and Associate General
                                   Counsel, a position he held since September
                                   1996.  Before September 1996, he was
                                   Associate General Counsel of Reader's Digest.
                                   Mr. Brizel joined Reader's Digest in July
                                   1989.

Elizabeth G. Chambers (36)         Ms. Chambers has been Vice President,
                                   Business Redesign of Reader's Digest since
                                   August 1998.  She was a partner at the
                                   management consulting firm of McKinsey &
                                   Company from June 1995 to August 1998, and was an associate there from October 1989 to June 1995.

Gregory G. Coleman (45)            Mr. Coleman has been a Senior Vice President
                                   and President, U.S. Magazine Publishing of
                                   Reader's Digest since July 1998.  Before July
                                   1998, he was Senior Vice President, Worldwide
                                   Publisher, Reader's Digest Magazine, a
                                   position he held since October 1997. Mr.
                                   Coleman also served as Vice President and General Manager, U.S. Magazines and
                                   Publisher, U.S. Reader's Digest from December
                                   1995 until October 1997, and Vice President,
                                   Publisher, U.S. Reader's Digest from November
                                   1991 until December 1995.

Clifford H.R. DuPree (49)          Mr. DuPree has been Vice President, Corporate
                                   Secretary and Associate General Counsel of
                                   Reader's Digest since July 1998.  He joined
                                   Reader's Digest in May 1992 as Associate
                                   General Counsel, became Assistant Secretary in March 1995 and Vice President in September
                                   1996.


Thomas D. Gardner (41)             Mr. Gardner has been Senior Vice President,
                                   Business Planning and Development of Reader' s Digest since July 1998. He was Vice
                                   President, Marketing, Reader's Digest U.S.A.
                                   from November 1995 to July 1998, Vice
                                   President, Business Development from April
                                   1995 to November 1995, and a Director of Marketing before April 1995. Mr. Gardner joined Reader's Digest in February 1992.

Robert J. Krefting (55)            Mr. Krefting has been Senior Vice President
                                   and President, International Magazine
                                   Publishing of Reader's Digest since July
                                   1998.  Before joining Reader's Digest, Mr.
                                   Krefting was sole proprietor of Holly Hill
                                   Publishing, a management services corporation serving the publishing and venture capital industries.

Robert E. Raymond (43)          Mr. Raymond was appointed Vice President,
                                Strategic Acquisitions & Alliances of Reader's
                                Digest on June 7, 1999. Before June 1999, he was Vice President and General Manager, Music,
                                Video, Special Channels, a position he held since April 1998. Mr. Raymond also served as Vice President Marketing, Video/New Business from December 1997 until April 1998, Director of Marketing, Video/New Business from July
                                1995 until December 1997, Marketing Director,
                                New Business from August 1994 until July 1995.
                                Mr. Raymond joined Reader's Digest in 1993.

Gary S. Rich (38)                  Mr. Rich has been Senior Vice President,
                                   Human Resources of Reader's Digest since
                                   August 1998. Before joining Reader's Digest, he was Senior Vice President, Global Human
                                   Resources for A.C. Nielsen Corporation
                                   (provider of market research, information and analysis to the consumer products and services industries), a position he held from June 1996 to July 1998. Before June 1996,
                                   Mr. Rich was Vice President, Human Resources-
                                   -Europe, Middle East and Africa, at American
                                   Express Company (travel, financial and
                                   network services).

George S. Scimone (52)             Mr. Scimone has been Senior Vice President
                                   and Chief Financial Officer of Reader's
                                   Digest since July 1998. Mr. Scimone served as Vice President and Chief Financial Officer from September 1997 to July 1998, as Vice
                                   President and President, Reader's Digest
                                   U.S.A. from November 1996 to September 1997 and as Vice President and Corporate
                                   Controller from September 1995 to November
                                   1996.  Prior to joining Reader's Digest, Mr.
                                   Scimone was Business Chief Financial Officer,
                                   Electrical Distribution and Control of
                                   General Electric Company (appliances,
                                   aircraft engines, and other electrical
                                   products and services).

Christopher P. Willcox  (52)       Mr. Willcox has been Senior Vice President
                                   and Editor-in-Chief, Reader's Digest Magazine since March 1996. Before March 1996, he served as Worldwide Executive Editor of Reader's Digest. He joined Reader's Digest in 1988.


     Our By-Laws state that officers serve at the pleasure of our board of directors. We elect our officers annually and they serve until their successors are elected and qualified.

ITEM 2.PROPERTIES

     Our headquarters and principal operating facilities are situated on approximately 120 acres in Westchester County, New York. We acquired much of this property in 1940. The table below shows our headquarters and other properties that we own or lease.

Location               Area (sq. ft.)      Principal uses
Westchester County,    703,000 owned       Executive, administrative,
NY                                         editorial and operational
                                           offices; data processing; other
                                           facilities

New York, NY           153,180 leased      Books and home entertainment
                                           products editorial offices;
                                           Reader's Digest magazine
                                           advertising sales offices;
                                           special interest magazines
                                           offices

Various U.S. cities    130,706 leased      Editorial offices, advertising
                                           sales offices; other facilities

Conyers, GA            163,375 leased      QSP fulfillment facilities

International          693,724 owned       Headquarters, administrative and
                       527,914 leased      editorial offices; warehouse
                                           facilities


     We believe that our current facilities, together with expansions and upgrades of facilities presently underway or planned, are adequate to meet our present and reasonably foreseeable needs. We also believe that adequate space will be available to replace any leased facilities whose leases expire in the near future.


ITEM 3.LEGAL PROCEEDINGS

     We and our subsidiaries are defendants in various lawsuits and claims arising in the regular course of business. Based on the opinions of management and counsel for these matters, we believe that recoveries, if any, by plaintiffs and claimants would not materially affect our financial position or results of operations.


ITEM 4.SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matter was submitted to a vote of our security holders during the fourth quarter of the fiscal year ended June 30, 1999.


                             PART II


ITEM 5.MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
       STOCKHOLDER MATTERS

     The information contained under the caption "Selected
Quarterly Financial Data and Dividend and Market Information" in our 1999 Annual Report to Stockholders is incorporated into this Item by reference.


ITEM 6.SELECTED FINANCIAL DATA

     The information contained under the caption "Selected
Quarterly Financial Data and Dividend and Market Information" and
"Selected Financial Data" in our 1999 Annual Report to
Stockholders is incorporated into this Item by reference.


ITEM 7.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
       CONDITION AND RESULTS OF OPERATION

     The information contained under the caption "Management's
Discussion and Analysis" in our 1999 Annual Report to
Stockholders is incorporated into this Item by reference.

     This report contains or incorporates by reference "forward-looking statements" within the meaning of the U.S. federal securities laws. Forward-looking statements include any statements that address future results or occurrences. These forward-looking statements inherently involve risks and uncertainties that could cause actual future results and occurrences to differ materially from the forward-looking statements. Some of these risks and uncertainties include factors relating to:

- the effect of potentially more restrictive privacy and other governmental regulation relating to our marketing methods;

-    the effect of modified and varied promotions;

-    our ability to identify customer trends;

- our ability to continue to create a broadly appealing mix of new products;

- our ability to attract and retain new and younger magazine subscribers and product customers in view of the maturing of an important portion of our U.S. customer base;

- our ability to attract and retain subscribers and customers in an economically efficient manner;

-    the effect of selective adjustments in pricing;

- our ability to expand and more effectively utilize our customer database;

- our ability to expand into new international markets and to introduce new product lines into new and existing markets;

-    our ability to expand into new channels of distribution;

- our ability to negotiate and implement productive acquisitions, strategic alliances and joint ventures;

- our ability to integrate newly acquired and newly formed businesses successfully;

- the strength of relationships of newly acquired and newly formed businesses with their employees, suppliers and customers;

- the accuracy of the basis of forecasts relating to newly acquired and newly formed businesses;

- our ability to contain and reduce costs, especially through global efficiencies;

- the cost and effectiveness of our re-engineering of business processes and operations;

- the accuracy of our management's assessment of the current status of our business;

- the evolution of our organizational and structural capabilities;

- our ability to respond to competitive pressures within and outside the direct marketing industry, including the Internet;

-    the effect of worldwide paper and postage costs;

-    the effect of postal disruptions on deliveries;

-    the effect of foreign currency fluctuations;

-    the effect of the Year 2000 issue;

-    the effect of the transition to the euro; and

-    general economic conditions.


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The information contained under the caption "Management's
Discussion and Analysis" in the section entitled "Currency Risk
Management" in our 1999 Annual Report to Stockholders is incorporated into this Item by reference.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Our Consolidated Financial Statements appearing on pages 51 through 93 of our 1999 Annual Report to Stockholders, together with the report of KPMG LLP appearing on page 94, are incorporated into this Item by reference.


ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                            PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information with respect to our directors under the caption "Proposal 1: Election of Directors" in the Proxy Statement for our Annual Meeting of Stockholders to be held on November 12, 1999 is incorporated into this Item by reference. Information with respect to our executive officers appears under the caption "Executive Officers" in Item 1 of Part I of this report and is incorporated into this Item by reference.


ITEM 11. EXECUTIVE COMPENSATION

     Information with respect to executive compensation under the captions "Executive Compensation," "Report of the Compensation and Nominating Committee" and "Performance Graph" in the Proxy Statement for our Annual Meeting of Stockholders to be held on November 12, 1999 is incorporated into this Item by reference.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information with respect to security ownership of certain beneficial owners and management under the caption "Equity
Security Ownership" in the Proxy Statement for our Annual Meeting of Stockholders to be held on November 12, 1999 is incorporated into this Item by reference.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None.

                             PART IV


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)1   Financial Statements
       An index of our Consolidated Financial Statements appears on page 24 of this report.

   2   Financial Statement Schedules
       All schedules have been omitted since the information required to be submitted has been included in the Consolidated Financial Statements or Notes thereto or has been omitted as not applicable or not required.

   3   Exhibits

3.1.1 Restated Certificate of Incorporation of The Reader's Digest Association, Inc. filed with the State of Delaware on February 7, 1990 filed as Exhibit 3.1.1 to our Annual Report on Form 10-K for the year ended June 30, 1993, is incorporated herein by reference.

3.1.2 Certificate of Amendment of the Certificate of Incorporation of The Reader's Digest Association, Inc. filed with the State of Delaware on February 22, 1991 filed as Exhibit 3.1.2 to our Annual Report on Form 10-K for the year ended June 30, 1993, is incorporated herein by reference.

3.2 Amended and Restated By-Laws of The Reader's Digest Association, Inc., effective February 22, 1991 filed as
          Exhibit 3.2 to our Annual Report on Form 10-K for the year ended June 30, 1993, is incorporated herein by reference.

10.1      The Reader's Digest Association, Inc. Management
          Incentive Compensation Plan (Amendment and Restatement as of July 1, 1994) filed as Exhibit 10.1 to our Annual
          Report on Form 10-K for the year ended June 30, 1994, is incorporated herein by reference.*

10.2 The Reader's Digest Association, Inc. 1989 Key Employee Long Term Incentive Plan filed as Exhibit 10.2 to our Registration Statement on Form S-1 (Registration No. 33-32566) filed on December 19, 1989, is incorporated herein by reference.*

10.3      The Reader's Digest Association, Inc. Deferred
          Compensation Plan (Amendment and Restatement as of July
          8, 1994) filed as Exhibit 10.4 to our Annual Report on
          Form 10-K for the year ended June 30, 1994, is incorporated herein by reference.*

10.4 The Reader's Digest Association, Inc. Severance Plan for Senior Management (Amendment and Restatement as of July 8, 1994) filed as Exhibit 10.5 to our Annual Report on Form 10-K for the year ended June 30, 1994, is incorporated herein by reference.*

10.5      The Reader's Digest Association, Inc. Income
          Continuation Plan for Senior Management (amended and restated) filed as Exhibit 10.5 to our Annual Report on Form 10-K for the year ended June 30, 1993, is incorporated herein by reference.*

10.6      Excess Benefit Retirement Plan of The Reader's Digest
          Association, Inc. (Amendment and Restatement as of July
          1, 1994) filed as Exhibit 10.7 to our Annual Report on
          Form 10-K for the year ended June 30, 1994, is incorporated herein by reference.*

10.7 The Reader's Digest 1992 Executive Retirement Plan (Amendment and Restatement as of October 10, 1996), filed as Exhibit 10.12 to our Annual Report on Form 10-K for the year ended June 30, 1997, is incorporated herein by reference.*

10.8 The Reader's Digest Association, Inc. Executive Financial Counseling Plan, amended and restated as of July 1, 1998 filed as Exhibit 10.10 to our Annual Report on Form 10-K for the year ended June 30, 1998, is incorporated herein by reference.*

10.9 Amendment No. 1 to The Reader's Digest Association, Inc. Management Incentive Compensation Plan (effective as of April 11, 1996) filed as Exhibit 10.1.1 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 1996, is incorporated herein by reference.*

10.10 Competitive Advance and Revolving Credit Facility Agreement dated as of November 12, 1996 between the registrant, the Borrowing Subsidiaries, The Chase Manhattan Bank and J.P. Morgan Securities Inc., filed as Exhibit 10.23 to our Quarterly Report on Form 10-Q for the quarter ended December 31, 1996, is incorporated herein by reference.

10.11 Agreement dated as of August 11, 1997 between The Reader's Digest Association, Inc. and George V. Grune, filed as Exhibit 10.28 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 1997, is incorporated herein by reference.*

10.12 First Amendment dated as of September 17, 1997 to the Competitive Advance and Revolving Credit Facility Agreement dated as of November 12, 1996 among The Reader's Digest Association, Inc., the Borrowing Subsidiaries, The Chase Manhattan Bank and J.P. Morgan Securities Inc., filed as Exhibit 10.29 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 1997, is incorporated herein by reference.

10.13     The Reader's Digest Association, Inc. Director
          Compensation Program, filed as Exhibit 10.31 to our Quarterly Report on Form 10-Q for the quarter ended
          March 31, 1998, is incorporated herein by reference.*

10.14 The Reader's Digest Association, Inc. Deferred Compensation Plan for Directors, amended and restated as of March 13, 1998, filed as Exhibit 10.31 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 1998, is incorporated herein by reference.*

10.15 Employment Agreement dated as of April 28, 1998 between The Reader's Digest Association, Inc. and Thomas O. Ryder, filed as Exhibit 10.33 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 1998, is incorporated herein by reference.*

10.16 First Amendment Agreement dated as of April 28, 1998 between The Reader's Digest Association, Inc. and George V. Grune, filed as Exhibit 10.34 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 1998, is incorporated herein by reference.*

10.17     The Reader's Digest Association, Inc. 1994 Key Employee
          Long Term Incentive Plan, as amended and restated effective as of August 13, 1999.*

10.18 Second Amendment dated as of June 2, 1998 to the Competitive Advance and Revolving Credit Facility Agreement dated as of November 12, 1996 among The Reader's Digest Association, Inc., the Borrowing Subsidiaries, The Chase Manhattan Bank and J.P. Morgan Securities Inc., filed as Exhibit 10.27 to our Annual Report on Form 10-K for the year ended June 30, 1998, is incorporated herein by reference.

10.19 Third Amendment dated as of September 2, 1999 to the Competitive Advance and Revolving Credit Facility Agreement dated as of November 12, 1996 among The Reader's Digest Association, Inc., the Borrowing Subsidiaries, The Chase Manhattan Bank and J.P. Morgan Securities Inc.

10.20 Termination Agreement dated as of April 10, 1997 between The Reader's Digest Association, Inc. and
          George S. Scimone, filed as Exhibit 10.28 to our Annual
          Report on Form 10-K for the year ended June 30, 1998, is incorporated herein by reference.*

10.21 Termination Agreement dated as of April 10, 1998 between The Reader's Digest Association, Inc. and Gregory G. Coleman, filed as Exhibit 10.29 to our Annual Report on Form 10-K for the year ended June 30, 1998, is incorporated herein by reference.*

10.22 Termination Agreement dated as of September 8, 1997 between The Reader's Digest Association, Inc. and M. John Bohane, filed as Exhibit 10.30 to our Annual Report on Form 10-K for the year ended June 30, 1998, is incorporated herein by reference.*

10.23 Supplemental Retirement Benefit Agreement dated as of November 15, 1991 between The Reader's Digest Association, Inc. and Gregory G. Coleman, filed as
          Exhibit 10.32 to our Annual Report on Form 10-K for the year ended June 30, 1998, is incorporated herein by reference.*

10.24     Supplemental Retirement Benefit Agreement dated as of
          August 22, 1988 between The Reader's Digest
          Association, Inc. and George V. Grune filed as Exhibit
          10.7 to our Registration Statement on Form S-1
          (Registration No. 33-32566) filed on December 19, 1989, is incorporated herein by reference.*

10.25     Supplemental Retirement Benefit Agreement dated as of
          August 25, 1988 between The Reader's Digest
          Association, Inc. and M. John Bohane filed as Exhibit
          10.11 to our Registration Statement on Form S-1
          (Registration No. 33-32566) filed on December 19, 1989, is incorporated herein by reference.*

10.26 Supplemental Retirement Agreement dated as of May 15, 1985 between The Reader's Digest Association, Inc. and George V. Grune filed as Exhibit 10.12 to our Registration Statement on Form S-1 (Registration No. 33-32566) filed on December 19, 1989, is incorporated herein by reference.*

10.27     The Reader's Digest Association, Inc. Senior Management
          Incentive Plan.*

10.28 Stock Purchase Agreement dated August 25, 1999 by and among The Reader's Digest Association, Inc., Books Are
          Fun, Ltd. and the other parties listed therein.

*Denotes a management contract or compensatory plan.

13 Financial information appearing at pages 51 through 93 of our 1999 Annual Report to Stockholders, together with the report thereon of KPMG LLP appearing on page 94 (furnished for the information of the Securities and Exchange Commission only and not to be deemed filed as part of this Annual Report on Form 10-K, except for the portions thereof that are specifically incorporated herein by reference).

21   Subsidiaries of The Reader's Digest Association, Inc.

23   Consent of KPMG LLP.

27   Financial Data Schedule.


(b)  Reports on Form 8-K

     During the three months ended June 30, 1999, we did not file any Current Reports on Form 8-K. Subsequent to June 30,
     1999, we filed the following Current Reports on Form 8-K:

     Current Report on Form 8-K dated August 30, 1999, which included a copy of a press release relating to the acquisition of Books Are Fun, Ltd.



                           SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            THE READER'S DIGEST ASSOCIATION, INC.


                            By:   /s/ Thomas O. Ryder
                                  (Thomas O. Ryder)
                                  Chairman and Chief Executive Officer
Date:  September 16, 1999


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

         Signature                  Title              Date

  /s/Thomas O. Ryder        Chairman and Chief    September  16, 1999
     (Thomas O. Ryder)      Executive Officer
                            and a Director


  /s/George S. Scimone      Senior Vice           September  16, 1999
     (George S. Scimone)    President and Chief
                            Financial Officer

  /s/Dorvin D. Lively       Vice President and    September  16, 1999
     (Dorvin D. Lively)     Corporate
                            Controller (chief
                            accounting officer)

  /s/Lynne V. Cheney        Director              September  16, 1999
     (Lynne V. Cheney)

  /s/M. Christine DeVita    Director              September  16, 1999
     (M. Christine DeVita)

  /s/George V. Grune        Director              September  16, 1999
     (George V. Grune)

  /s/James E. Preston       Director              September  16, 1999
     (James E. Preston)

  /s/Lawrence R. Ricciardi  Director              September  16, 1999
     (Lawrence R. Ricciardi)

  /s/C.J. Silas             Director              September  16, 1999
     (C.J. Silas)

  /s/William J. White       Director              September  16, 1999
     (William J. White)

  /s/Ed Zschau              Director              September  16, 1999
     (Ed Zschau)


              THE READER'S DIGEST ASSOCIATION, INC.

           INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                            Page



Management's Discussion and Analysis                         *

Financial Statements:

Consolidated Statements of Income--For the Years Ended June
30, 1999, 1998 and 1997                                      *

Consolidated Balance Sheets--June 30, 1999 and 1998
                                                             *
Consolidated Statements of Cash Flows--For the Years Ended
June 30, 1999, 1998 and 1997                                 *

Consolidated Statements of Changes in Stockholders' Equity--
For the Years Ended June 30, 1999, 1998 and 1997             *

Notes to Consolidated Financial Statements                   *

Independent Auditors' Report                                 *

Report of Management                                         *

Selected Financial Data                                      *

Selected Quarterly Financial Data and Dividend and  Market
Information (Unaudited)                                      *


*This financial information is incorporated by reference to our 1999 Annual Report to Stockholders. For additional information, please refer to Item 8 of this report.