Form 10-Q
period 1999-09-30
READERS DIGEST ASSOCIATION INC
filed 1999-11-03
CIK 858558

FORM 10-Q

                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549

        [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                OF THE SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended September 30, 1999

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of October 29, 1999, the following shares of the registrant's common stock were outstanding:

Class A Nonvoting Common Stock, $0.01 par value:  94,037,769 shares
Class B Voting Common Stock, $0.01 par value:     12,432,164 shares



                                                 Page 1 of 19 pages.

        THE READER'S DIGEST ASSOCIATION, INC. AND SUBSIDIARIES

                          Index to Form 10-Q

                          September 30, 1999


Part I - Financial Information                               Page No.

The Reader's Digest Association, Inc. and Subsidiaries
Consolidated Condensed Financial Statements (unaudited):

Consolidated Condensed Statements of Income
 for the three-month periods ended September 30, 1999 and 1998     3

Consolidated Condensed Balance Sheets
 as of September 30, 1999 and June 30, 1999                        4

Consolidated Condensed Statements of Cash Flows
 for the three-month periods ended September 30, 1999 and 1998     5

Notes to Consolidated Condensed Financial Statements               6


Management's Discussion and Analysis
 of Financial Condition and Results of Operations                 10


Part II - Other Information                                       17

        The Reader's Digest Association, Inc. and Subsidiaries
              Consolidated Condensed Statements of Income
         Three-month periods ended September 30, 1999 and 1998
                 (In millions, except per share data)
                              (unaudited)


                                                   Three-month period ended
                                                        September 30,
                                                     1999          1998

Revenues                                        $    519.2     $   579.7

Product, distribution and editorial expenses         182.6         217.2
Promotion, marketing and administrative              297.8         345.9
expenses

 Operating profit                                     38.8          16.6

Other income (expense), net                            7.0         (12.6)

 Income before provision for income taxes             45.8           4.0

Provision for income taxes                            17.2           1.5

Income before cumulative effect of change in
accounting principles                                 28.6           2.5

Cumulative effect of change in accounting
principles for pension assets                         ---           25.3
 (net of tax provision of $15.2)

 Net income                                     $     28.6     $    27.8



Weighted average common shares outstanding           107.4         107.2


Basic and Diluted Earnings per Share:
 Before cumulative effect of change in            $   0.26       $  0.02
  accounting principles
 Cumulative effect of change in accounting             ---          0.24
  principles

 Basic and diluted earnings per share             $   0.26       $  0.26


Dividends per common share                        $   0.05       $ 0.225




See accompanying Notes to Consolidated Condensed Financial Statements.
        The Reader's Digest Association, Inc. and Subsidiaries
                 Consolidated Condensed Balance Sheets
              As of September 30, 1999 and June 30, 1999
                             (In millions)
                              (unaudited)





                                                   September 30,     June 30,
                                                       1999            1999
Assets
  Cash and cash equivalents                           $ 430.6      $  413.4
  Receivables, net                                      364.6         319.9
  Inventories, net                                      101.0          94.9
  Prepaid expenses and other current assets             336.9         318.3
Total current assets                                  1,233.1       1,146.5
Marketable securities                                   215.3          20.9
Property, plant and equipment, net                      142.6         148.4
Intangible assets, net                                   64.9          68.5
Other non-current assets                                318.1         326.2
Total assets                                         $1,974.0      $1,710.5
Liabilities and stockholders' equity
  Accounts payable                                    $ 126.7      $  130.7
  Accrued expenses                                      328.0         352.2
  Income taxes payable                                   62.3          56.0
  Unearned revenue                                      337.6         336.5
  Other current liabilities                             115.4         110.9
Total current liabilities                               970.0         986.3
Other non-current liabilities                           456.5         342.7
Total liabilities                                     1,426.5       1,329.0
  Capital stock                                          26.2          24.8
  Paid-in capital                                       221.5         146.2
  Retained earnings                                     978.3         955.4
  Accumulated other comprehensive income (loss)          83.0         (56.6)
  Treasury stock, at cost                              (761.5)       (688.3)
Total stockholders' equity                              547.5         381.5
Total liabilities and stockholders' equity            $1,974.0      $1,710.5


See accompanying Notes to Consolidated Condensed Financial Statements.


        The Reader's Digest Association, Inc. and Subsidiaries
            Consolidated Condensed Statements of Cash Flows
         Three-month periods ended September 30, 1999 and 1998
                             (In millions)
                              (unaudited)





                                                    Three-month period ended
                                                         September 30,
                                                    1999           1998
Cash flows from operating activities

 Net income                                         $ 28.6       $   27.8
 Cumulative effect of change in accounting            ---           (25.3)
  principles
 Depreciation and amortization                         8.9           10.5
(Gains) losses on the sales of a business,
certain assets and certain investments                (7.5)           0.4
 Other, net                                          (23.8)         (65.3)
Net change in cash from operating activities           6.2          (51.9)
Cash flows from investing activities

Proceeds from maturities and sales of short-term
  investments and marketable securities                2.3           0.6
Purchases of short-term investments and               (3.9)         (0.1)
  marketable securities
Proceeds from sales of a business and other long-
  term   investments, net                             10.8           0.8
  Capital expenditures                                (4.0)         (6.5)
  Advance on sale of assets                            ---          50.0
  Other, net                                           1.4           0.9
Net change in cash from investing activities           6.6          45.7
Cash flows from financing activities

 Short-term borrowings, net                            2.0           2.6
 Dividends paid                                       (5.7)        (24.4)
 Other, net                                            3.4           2.7
Net change in cash from financing activities          (0.3)        (19.1)
Effect of exchange rate changes on cash                4.7          (1.2)
Net change in cash and cash equivalents               17.2         (26.5)
Cash and cash equivalents at beginning of period     413.4         122.8
Cash and cash equivalents at end of period          $430.6        $ 96.3


See accompanying Notes to Consolidated Condensed Financial Statements.


        The Reader's Digest Association, Inc. and Subsidiaries
         Notes to Consolidated Condensed Financial Statements
                 (In millions, except per share data)
                              (unaudited)


(1)  Basis of Presentation and Use of Estimates

The accompanying consolidated condensed financial statements include the accounts of The Reader's Digest Association, Inc. and its United States (U.S.) and international subsidiaries (the Company). All significant intercompany accounts and transactions have been eliminated in consolidation. These statements and accompanying notes have not been audited, but in the opinion of management, have been prepared in conformity with generally accepted accounting principles applying certain assumptions and estimates, including all adjustments considered necessary to present fairly such information. Although these estimates are based on management's knowledge of current events and actions the Company may undertake in the future, actual results may ultimately differ from those estimates.

The Company reports on a fiscal year beginning July 1. The three-month periods ended September 30, 1999 and 1998 are the first fiscal quarters of fiscal year 2000 and fiscal year 1999, respectively. Operating results for any interim period are not necessarily indicative of the results for an entire year due to the seasonality of the Company's business.

Certain prior year amounts have been restated to conform to the current year presentation. Revenues have been reclassified to reflect certain publisher remittances as a component of product, distribution and editorial expenses.


(2)  Basic and Diluted Earnings Per Share

Basic earnings per share is computed by dividing net income, less preferred stock dividend requirements ($0.3 for each of the three-month periods ended September 30, 1999 and 1998), by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed in the same manner except that the weighted average number of common shares outstanding assumes the exercise and conversion of certain stock options.

For the three-month periods ended September 30, 1999 and 1998, basic and diluted earnings per share were the same.


(3)  Inventories

                                          September 30,        June 30,
                                              1999               1999

Raw materials                               $  10.5             $ 12.7
Work-in-progress                               16.2               20.2
Finished goods                                 74.3               62.0
Total inventories                           $ 101.0             $ 94.9



(4)    Revenues and Operating Profit by Operating Segments

In the first quarter of 2000, the Company modified its segment reporting information to include an "Other Businesses" segment. Other Businesses includes the activities of the Company's catalog, financial services, Internet and other developing businesses. Reportable segments are based on the Company's method of internal reporting.

Prior year revenue and operating profit (loss) segment information has been restated to present the Company's four reportable segments indicated below. The accounting policies of the segments are the same as those described in Note One to the Company's consolidated financial statements included in its 1999 Annual Report to Stockholders. The restatement did not materially affect the Company's segment disclosure included in Note Twelve to the Company's consolidated financial statements included in its 1999 Annual Report to Stockholders.

                                             Three-month period ended
                                                   September 30,
                                              1999               1998

Revenues
 Global Books and Home Entertainment        $319.7              $375.4
 U.S. Magazines                              118.0               124.5
 International Magazines                      72.6                79.4
 Other Businesses                              8.9                 0.4

Total revenues                              $519.2              $579.7

                                              Three-month period ended
                                                   September 30,
                                              1999               1998

Operating Profit (Loss)
 Global Books and Home Entertainment        $ 40.9              $ 17.2
 U.S. Magazines                                3.4                 4.3
 International Magazines                       0.8                (4.8)
 Other Businesses                             (6.3)               (0.1)

Total operating profit                      $ 38.8              $ 16.6


(5) Comprehensive Income

Accumulated other comprehensive income (loss) as reported in the Consolidated Condensed Balance Sheets as of September 30, 1999 and June 30, 1999, represents unrealized gains/losses on certain investments and foreign currency translation adjustments. The components of comprehensive income, net of related tax, for the three-month periods ended September 30, 1999 and 1998 were as follows:

                                                   Three-month period ended
                                                         September 30,
                                                    1999                1998

Net income                                         $  28.6           $  27.8
Change in:
 Foreign currency translation adjustments              5.7               5.1
  Net unrealized gains on certain investments, net
of deferred taxes of $80.3                          133.9               ---

Total comprehensive income                         $ 168.2           $  32.9


Net unrealized gains on investments in marketable securities, net of related tax, principally represent the Company's investment in the voting common shares of LookSmart, Ltd. As of September 30, 1999, the market value of the shares totaled $214.2. These securities are accounted for and classified as available for sale securities and are included in non-current assets in the Consolidated Condensed Balance Sheet at fair value based on quoted market price.


(6) Other Operating Items

As described in Note Two to the Company's consolidated financial statements included in its 1999 Annual Report to Stockholders, the Company recorded charges of $37.9, $70.0 and $35.0 in the years ended June 30, 1999, 1998 and 1997, respectively. Other operating items in 1999, net of reversals of $55.6 for adjustments to prior year accruals, related primarily to the streamlining of the Company's organizational structure and the strategic repositioning of certain businesses. Other operating items in 1998, consisted primarily of severance costs associated with workforce reductions. Other operating items in 1997, related primarily to the realignment of the Company's organizational structure and operations.

The current activity and reserve balances remaining at September 30, 1999, associated with these items were:

                                             Balance at    Current    Balance
                                              June 30,    Activity   Remaining
                                                1999

Employee retirement & severance benefits     $ 48.0      $  (9.0)     $ 39.0
Contract terminations                          15.0         (3.6)       11.4

Total                                        $ 63.0       $(12.6)    $  50.4


(7) Debt

As described in Note Nine to the Company's consolidated financial statements included in its 1999 Annual Report to Stockholders, the Company is a party to a Competitive Advance and Revolving Credit Facility Agreement (the Credit Agreement). The Credit Agreement was amended as of September 2, 1999. Prior to the amendment, the Credit Agreement included a covenant to maintain a minimum level of consolidated tangible net worth. The amendment provides borrowing flexibility by replacing this covenant with covenants to maintain minimum levels of consolidated assets and net worth and a maximum level of leverage.

At September 30, 1999, no borrowings were outstanding under the Credit Agreement. However, related to the acquisition of Books Are Fun, Ltd., $120.0 was drawn under the Credit Agreement on October 1, 1999.


(8) Share Exchange

In September 1999, the Company executed a share exchange with the DeWitt Wallace-Reader's Digest Fund and the Lila Wallace-Reader's Digest Fund (the Funds). Under the terms of the exchange, the Funds exchanged approximately 9.3 million shares of Class B voting stock for approximately 8.0 million shares of Class A nonvoting stock, at an exchange ratio of 0.865 Class A shares for each Class B share. As a result, the Company exchanged Class A treasury shares at a cost of $164.9 and a market value of $239.9, for Class B shares, resulting in additional paid-in capital of $75.0.


(9) Change in Accounting for Pension Assets

Effective July 1, 1998, the Company changed its method for calculating the market-related value of pension plan assets. This method is used in determining the return-on-asset component of annual pension expense and the cumulative net unrecognized gain (loss) subject to amortization. The Company believes that the new method is more widely used in practice and preferable because it results in pension plan asset values that more closely approximate fair value, while still mitigating the effect of annual market value fluctuations. In addition, the new method facilitates the global management of the Company's pension plans as it results in a consistent methodology for all plans. This change resulted in a non-cash benefit in fiscal 1999 of $40.5 ($25.3 after tax, or $0.24 per share). This benefit represented the cumulative effect of the change related to years prior to fiscal 1999.


(10) Sale of American Health

In August 1999, the Company sold its American Health magazine, which resulted in a gain of $6.5 ($4.1 after tax, or $0.04 per share) recorded in other income (expense), net.


(11) Subsequent Events

On October 1, 1999, the Company purchased 100% of the outstanding common stock of Books Are Fun, Ltd. for approximately $400 in cash. Books Are Fun, Ltd. sells books and gift items by display marketing those products on-site at schools and corporate businesses. The acquisition is subject to purchase price adjustments that are scheduled to be substantially finalized in the second quarter of 2000. The Company financed the acquisition through a combination of internal funds and bank borrowings of $120 under its principal revolving credit facility (see (7) Debt).

On October 19, 1999, the Company entered into an agreement with BrandDirect Marketing Inc., an affinity membership-based direct marketing company, to acquire an 18% equity interest in BrandDirect Marketing Inc. and to develop and market Reader's Digest-branded membership clubs. Under the agreement, the purchase price of $50 million is payable in equal amounts on October 19, 1999 and July 1, 2000. The agreement also permits the Company to acquire additional equity in BrandDirect Marketing Inc. through the exercise of warrants and other rights.


        The Reader's Digest Association, Inc. and Subsidiaries
                 Management's Discussion and Analysis
           of Financial Condition and Results of Operations
             (Dollars in millions, except per share data)


Unless indicated otherwise, references in Management's Discussion and Analysis to "we" and "our" are to The Reader's Digest Association, Inc. and Subsidiaries. All references to 2000 and 1999, unless specifically identified, are to fiscal 2000 and fiscal 1999, respectively.

Three-Month Period Ended September 30, 1999, Compared With Three-Month Period Ended September 30, 1998

Results of Operations:  Company-Wide

Revenues/Operating Profit

Revenues for the first quarter of 2000 decreased by 10% to $519, compared with $580 in the first quarter of 1999. Excluding the adverse effect of changes in foreign currency exchange rates, revenues decreased 8%. The reduction in revenues was primarily attributable to the continued strategic reduction in the number of mailings and mail quantities within mailings for Global Books and Home Entertainment products. We also experienced a company-wide decline in sales volumes of Reader's Digest magazines, primarily because of planned reductions in the circulation rate base.

Operating profit for the first quarter of 2000 increased significantly to $39, compared with $17 in the first quarter of 1999. The increase in operating profit was primarily a result of the strategic reductions in promotional mailings, which reduced product and promotion costs. Additionally, overhead costs were lower on a company-wide basis, primarily because of initiatives to re-engineer critical processes and eliminate marginally profitable activities. Operating profit increased in Germany because of revenue growth in music products, continued strong responses to mailings and reduced overhead costs. In addition, our operating losses in Russia were less than losses in the prior year quarter, because of reduced business activities there as a result of the Russian economic crisis in August 1998.

Other Income (Expense), Net

Other income (expense), net increased in the first quarter of 2000 to income of $7, compared with expense of $(13) in the first quarter of 1999. This increase was primarily because of:

Reduced foreign exchange losses of $7, mostly resulting from the devaluation of the Russian ruble in the first quarter of 1999.

A gain from sale of American Health magazine of $7 ($4 after tax or $0.04 per share) in the first quarter of 2000.

An increase in interest income and a decrease in interest expense amounting to a net increase in interest income of $6, because of higher cash and cash equivalents balances compared with the prior year quarter.

Income Taxes

For the first quarter of 2000 and 1999, the reported and overall effective tax rates were 37.5%.

Change in Accounting Principles

In the first quarter of fiscal 1999, we adopted a preferred method for calculating the market-related value of pension plan assets. This method is used in determining the return-on-asset component of annual pension expense and the cumulative net unrecognized gain (loss) subject to amortization. The cumulative effect of adopting this change, for years prior to fiscal 1999, was a non-cash benefit of $40 ($25 after tax, or $0.24 per share).

Net Income and Earnings Per Share

Net income was $29, or $0.26 per share, in the first quarter of 2000, compared with $28, or $0.26 per share, in the first quarter of 1999. Excluding the cumulative effect of change in accounting principles for pension assets in 1999, basic and diluted earnings per share were $0.02 in the first quarter of 1999.

Results of Operations:  Operating Segments

Global Books and Home Entertainment

Revenues for Global Books and Home Entertainment decreased 15% in the first quarter of 2000 to $320, compared with $375 in the first quarter of 1999. Excluding the adverse effect of changes in foreign currency exchange rates, revenues decreased 12%. This decrease was primarily attributable to the continued strategic reduction in the number of mailings to marginal customers for general books products mostly in the U.S. and other developed markets. These reductions were partially offset by revenue increases from the launches of Select Editions products in Eastern Europe and Latin America and continued growth in Germany.

The decrease in revenues in the U.S. was mostly a result of the planned reductions in mailings to marginally profitable customers. This decrease was partially offset by the effect of stronger response rates to the recent Select Editions mailing. In Europe, particularly the United Kingdom, Finland and Benelux, re-engineering efforts to eliminate marginally profitable activities resulted in additional declines in revenues for music and general books products. Most of the remaining decline was attributable to the discontinuation of marginally profitable operations in Latin America and the sale of our South African operations.

In Eastern Europe and Latin America, revenues increased Select
Editions products in several markets, the expansion of certain existing product lines, and selective price increases. Revenue growth in Germany resulted from changes in music product offerings accompanied by continued strong responses to mailings.

Operating profit for Global Books and Home Entertainment increased significantly in the first quarter of 2000 to $41, compared with $17 in the first quarter of 1999. The increase was primarily the result of improved profitability in the United States, Germany, and Russia. In the United States, operating profit improved from lower promotion costs through fewer mailings and mail quantities and re-engineering efforts to reduce overhead. In Germany, significant improvement in operating profit was driven by the increases in revenues previously mentioned and reduced overhead costs from re-engineering efforts. In Russia, we scaled back operations because of the economic crisis in that country in August 1998.

U.S. Magazines

Revenues for U.S. Magazines decreased 5% in the first quarter of 2000 to $118, compared with $125 in the first quarter of 1999. The decrease in revenues was attributable to:

  Lower subscription revenues from Reader's Digest magazine, primarily resulting from the planned reduction in the circulation rate base to 12.5 million from 15 million a year ago.

  Lower advertising revenues from Reader's Digest magazine resulting from fewer advertising pages sold, partially offset by a higher average rate per page.

  A decline in revenues from American Health, which ended publication with the October 1999 issue as a result of the sale of its subscription list.

  Slightly lower revenues at QSP.

Partially offsetting these decreases were revenues from American
Woodworker, which was acquired in the second quarter of fiscal 1999.

Operating profit for U.S. Magazines decreased 21% in the first quarter of 2000 to $3, compared with $4 in the first quarter of 1999. The decrease was primarily the result of investment in the development of new marketing channels for promotion, as well as lower revenues of Reader's Digest magazine from the planned reduction in the circulation rate base. Partially offsetting these decreases in operating profit were lower product and promotion costs for Reader's Digest magazine primarily attributable to the circulation rate base decline.

International Magazines

Revenues for International Magazines decreased 9% in the first quarter of 2000 to $73, compared with $79 in the first quarter of 1999.
Excluding the adverse effect of changes in foreign currency exchange rates, revenues decreased 5%. We strategically reduced the circulation rate base for Reader's Digest magazine in most markets to improve profitability.

The decline in revenues from fewer subscriptions was partially offset by price increases in many markets. Operations in Russia were scaled back in response to the economic crisis in that country last year and
as a result, there were 70% fewer subscribers.   The discontinuation
of marginally profitable operations in Latin America and the sale of our South African operations also contributed to the decline in revenues.

Advertising revenues decreased because of fewer advertising pages sold, primarily as a result of the continued economic softness in Asia and circulation rate base reductions in Germany.

Operating profit improved to $1 in the first quarter of 2000 from an operating loss of $(5) in the first quarter of 1999, primarily a result of subscription price increases in many markets and lower promotion costs from the strategic reduction in promotional mailings. Reduced losses in Russia and the discontinuation of marginally profitable operations discussed previously also contributed to the increased operating profit.

Other Businesses

Revenues from Other Businesses amounted to $9 in the first quarter of 2000. These revenues were primarily generated by sales of Good
Catalog Company, which was acquired in the second quarter of 1999.

Operating losses from Other Businesses amounted to $(6) in the first quarter of 2000. These losses consisted primarily of planned start-up costs for gifts.com (our online gift shopping service), costs for other new businesses being developed and a small seasonal loss in the first quarter results of Good Catalog Company.


Forward-Looking Information

Fiscal 2000 Results

We continue to expect significant operating profit growth in fiscal year 2000. Our outlook for the year reflects the positive effects of Books Are Fun, Ltd. and our financial services partnerships, offset by the negative effects of significant investments in new business activities. As a result of revenue declines more modest than previously expected for the year and the acquisition of Books Are Fun, Ltd. in October 1999, we now believe that revenues for the full fiscal year 2000 will be more or less flat compared with last year.

Liquidity and Capital Resources

                                                            Three-month
                                                           period ended
                                                           September 30,
                                                               1999

Cash and cash equivalents at June 30, 1999                 $  413.4

Net change in cash from:
 Operating activities                                          6.2
 Investing activities                                          6.6
 Financing activities                                         (0.3)
 Effect of exchange rate changes on cash and cash              4.7
   equivalents
Net change in cash and cash equivalents                       17.2

Cash and cash equivalents at September 30, 1999           $  430.6


Cash and cash equivalents increased 4% to $430.6 at September 30, 1999, compared with $413.4 at June 30, 1999. The increase was primarily a result of proceeds from the sale of American Health magazine ($10.0) and contributions from operating activities ($6.2).

In the first quarter of 2000, we paid a $0.05 per share dividend on our common stock. This was a reduction from the dividend paid in the first quarter of 1999 of $0.225 per share. At the current rate, the annualized dividend is $0.20 per share in 2000, compared with $0.375 in 1999.

In September 1999, we executed a share exchange with the DeWitt Wallace-Reader's Digest Fund and the Lila Wallace-Reader's Digest Fund (the Funds). Under the terms of the exchange, the Funds exchanged approximately 9.3 million shares of our Class B voting stock for approximately 8.0 million shares of our Class A nonvoting stock, at an exchange ratio of 0.865 Class A shares for each Class B share. As a result, we exchanged Class A treasury shares at a cost of $164.9 and a market value of $239.9, for Class B shares, resulting in additional paid-in capital of $75.0.

As described in Note Nine to our consolidated financial statements included in our 1999 Annual Report to Stockholders, we are a party to a Competitive Advance and Revolving Credit Facility Agreement (the Credit Agreement). The Credit Agreement was amended as of September 2, 1999. Prior to the amendment, the Credit Agreement included a covenant to maintain a minimum level of consolidated tangible net worth. The amendment provides borrowing flexibility by replacing this covenant with covenants to maintain minimum levels of consolidated assets and net worth and a maximum level of leverage.

At September 30, 1999, no borrowings were outstanding under the Credit Agreement. However, related to the acquisition of Books Are Fun, Ltd., $120 was drawn under the Credit Agreement on October 1, 1999.
In addition, we utilized approximately $280 of our cash on hand to fund the remaining portion of the Books Are Fun, Ltd. purchase price.

We believe that our liquidity, capital resources, cash flow and borrowing capacity are sufficient to fund normal capital expenditures, working capital requirements, the payment of dividends, Year 2000 remediation costs and the implementation of our strategic initiatives.


Currency Risk Management

In the normal course of business, we are exposed to the effects of foreign exchange rate fluctuations on the U.S. dollar value of our foreign subsidiaries' results of operations and financial condition. We purchase foreign currency option and forward contracts to minimize the effect of fluctuating foreign currency exchange rates on our earnings and specifically identifiable anticipated transactions. In addition, we enter into forward contracts to minimize the effect of fluctuating foreign currency exchange rates on certain foreign currency denominated assets and liabilities.

At September 30, 1999, our primary foreign currency market exposures included the euro and the British pound. We estimate that the results of a uniform 10% strengthening in the value of the U.S. dollar relative to the currencies in which the option and forward contracts are denominated, with all other variables held constant, would result in a net decrease in the fair value of these instruments of approximately $7.0. This estimate, however, includes changes in the fair value of forward contracts that would be substantially offset by the related impact on the assets and liabilities being hedged.
This calculation assumes that each exchange rate would change in the same direction relative to the U.S. dollar. Changes in exchange rates not only affect the U.S. dollar value of the fair value, but also affect the underlying foreign subsidiaries' income. Our sensitivity analysis as described above does not factor in a potential change in local sales levels, local currency prices, or amounts of option or forward contracts to cover these changes.


Impact of the Year 2000 Issue

The Year 2000 issue is the result of computer programs that were written using only two digits, rather than four, to represent a year. Date-sensitive software or hardware may not be able to distinguish between the years 1900 and 2000 and programs that perform arithmetic operations, comparisons or sorting of date fields may begin yielding incorrect results. This could potentially cause system failures or miscalculations that could disrupt operations.

State of Readiness

Our remediation plan for the Year 2000 issue is currently under way and involves three overlapping phases:

1) Inventory - Creation of an inventory of three functional areas: applications and information technology (IT) equipment, non-information technology (non-IT) embedded systems and vendor relationships. All locations have fully completed the inventory phase.

2) Analysis - Evaluation of the inventoried items for Year 2000 compliance, the determination of the remediation method and resources required, and the development of an implementation plan. All locations have fully completed the analysis phase.

3) Implementation - Execution of the implementation plan for all applicable hardware and software, interfaces and systems. This involves testing the changes, beginning to utilize the changed procedures in actual operations, testing in a Year 2000-simulated environment and vendor interface testing.

The implementation phase has been substantially completed in most locations for applications, IT equipment and non-IT embedded systems. We have conducted formal communications with significant suppliers in all locations to determine our third parties' plans to remediate their own Year 2000 issues in a timely manner. We believe that most of our critical supplier base has made substantial progress toward achieving Year 2000 compliance.

Our remediation plan for the Year 2000 issue is an ongoing process and estimated completion dates are subject to change.

Risk of the Year 2000 Issue

At this time, we believe that our systems will be Year 2000 compliant in a timely manner for several reasons:

    Most significant marketing and fulfillment systems are already compliant.

    We extensively utilize certain shared applications that have been or will be remediated once and then deployed to all appropriate locations.

    Comprehensive testing of all critical systems is conducted in a simulated Year 2000 environment.

    Critical fulfillment systems in the U.S. and several developed international locations use a one-digit field to denote the year; therefore, the date fields for these systems are updated every 10 years and the year 2000 does not require separate attention.

We believe that the area of greatest risk of the Year 2000
issue relates to significant suppliers failing to remediate their Year
2000 issues in a timely manner.   We have relationships with certain
significant suppliers in most of the locations in which we operate. These relationships may be material to some local operations and, in the aggregate, may be material. We rely on suppliers to deliver a broad range of goods and services worldwide. These include book and magazine printing services, suppliers of promotional materials and paper, warehouse facilities, lettershops that assemble promotional mailings, customer service facilities, postal delivery services,
banking services, telecommunications and electricity providers.   We
are monitoring our suppliers' progress toward implementing Year 2000 corrective procedures. If a number of significant suppliers encounter Year 2000 problems, this could have a material adverse effect on our results of operations, financial position or cash flow.

Contingency Plans

We are in the process of finalizing our country-by-country contingency plans. Revisions to preliminary plans will be made, as needed, during the remainder of the year.

To mitigate the effects of our significant suppliers' potential failure to remediate the Year 2000 issue in a timely manner, we will take appropriate actions. Such actions include having arrangements for alternate suppliers, re-running processes if errors occur, using manual intervention to ensure the continuation of operations where necessary, and rescheduling January 2000 activity to December 1999 or February 2000 where appropriate. If it becomes necessary for us to take these corrective actions, it is uncertain, until the contingency plans are finalized, whether this would result in significant delays in business operations or have a material adverse effect on our results of operations, financial position or cash flow.

Costs to Address the Year 2000 Issue

The total cost of our remediation plan is estimated at
approximately $15.0 to $16.0 and is being funded through operating cash flows. To manage the cash flow effects of these incremental costs, we have deferred certain IT development activities and system enhancements. To date, approximately $12.7 of the total cost of the remediation plan has been spent, of which approximately $1.5 was
capitalized.   The remainder will be expensed as incurred.


Impact of the Euro Conversion

On January 1, 1999, 11 of the 15 member countries of the European Union established fixed conversion rates between their existing sovereign currencies (legacy currencies) and a single currency called the euro. The legacy currencies are scheduled to remain legal tender as denominations of the euro during the transition period from January 1, 1999, to December 31, 2001. Beginning January 1, 2002, euro-denominated bills and coins will be introduced and by July 1, 2002, legacy currencies will no longer be legal tender.

We performed an internal analysis regarding the business and systems issues related to the euro conversion and have developed a strategic plan to ensure that all necessary modifications are made on a timely basis. As the first step, to accommodate the introduction of the euro on January 1, 1999, our operations in markets that have adopted the euro are able to accept payments and pay suppliers in euros, and are able to indicate the euro equivalent of pricing on invoices. During the transition period, we will be monitoring customer and competitor reaction to the euro and will update the strategic plan as needed.

During the transition period, we believe that the conversion to the euro will not have a significant impact on the marketing strategy of our European operations. We do not anticipate the need to synchronize prices between markets, primarily because the editorial content of our publishing products varies. In addition, products are published in local languages and are sold principally through direct mail rather than retail channels. These factors result in products that tend to be unique to each market and do not easily lend themselves to price comparisons across borders. The estimated costs to convert all affected systems to the euro are not expected to have a material adverse effect on our results of operations, financial position or cash flow.


This report includes "forward-looking statements" within the meaning of the U.S. federal securities laws. Forward-looking statements include any statements that address future results or occurrences. These forward-looking statements inherently involve risks and uncertainties that could cause actual future results and occurrences to differ materially from the forward-looking statements. Some of these risks and uncertainties include factors relating to the:

  effect of potentially more restrictive privacy and other governmental regulation relating to our marketing methods;

  effect of modified and varied promotions;

  ability to identify customer trends;

  ability to continue to create a broadly appealing mix of new products;

  ability to attract and retain new and younger magazine subscribers and product customers in view of the maturing of an important portion of the U.S. customer base;

  ability to attract and retain subscribers and customers in an economically efficient manner;

  effect of selective adjustments in pricing;

  ability to expand and more effectively utilize our customer database;

  ability to expand into new international markets and to introduce new product lines into new and existing markets;

  ability to expand into new channels of distribution;

  ability to negotiate and implement productive acquisitions, strategic alliances and joint ventures;

  ability to integrate newly acquired and newly formed businesses successfully;

  strength of relationships of newly acquired and newly formed businesses with their employees, suppliers and customers;

  accuracy of the basis of forecasts relating to newly acquired and newly formed businesses;

  ability to contain and reduce costs, especially through global efficiencies;

  cost and effectiveness of reengineering of business processes and operations;

  accuracy of management's assessment of the current status of our business;

  evolution of our organizational and structural capabilities;

  ability we have to respond to competitive pressures within and outside the direct marketing industry, including the Internet;

  effect of worldwide paper and postage costs;

  effect of postal disruptions on deliveries;

  effect of foreign currency fluctuations;

  effect of the Year 2000 issue;

  effect of the transition to the euro; and

  general economic conditions.


                      PART II.  OTHER INFORMATION


Item 6.   EXHIBITS AND REPORTS ON FORM 8-K.


(a)  Exhibits

     27   Financial Data Schedule



(b)  Reports on Form 8-K

During the three-months ended September 30, 1999, the company filed the following reports on Form 8-K:

     Form 8-K dated August 30, 1999, which included a copy of a press release relating to the Company's acquisition of Books Are Fun, Ltd.

     Form 8-K dated September 24, 1999, which included a copy of a press release relating to a share exchange between the Company and the DeWitt Wallace-Reader's Digest Fund, Inc. and the Lila Wallace-Reader's Digest Fund, Inc.

     Form 8-K dated October 7, 1999, which included financial information relating to the Company's acquisition of Books Are Fun, Ltd.

     Form 8-K and Amendment No. 1 to Form 8-K dated October 27, 1999, which include a copy of a press release relating to the Company's first quarter financial results.


                              SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                              The Reader's Digest Association, Inc.
                                        (Registrant)

Date:  November 3, 1999    By:/s/ DORVIN D. LIVELY
                                  Dorvin D. Lively
                                  Vice President and
                                  Corporate Controller
                                  (and authorized signatory)





                             EXHIBIT INDEX



Exhibit                                                         Page


  27    Financial Data Schedule