Form 10-Q
period 1999-12-31
READERS DIGEST ASSOCIATION INC
filed 2000-02-08
CIK 858558

FORM 10-Q

                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549

        [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                OF THE SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended December 31, 1999

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


As of January 31, 2000, the following shares of the registrant's common stock were outstanding:

Class A Nonvoting Common Stock, $0.01 par value:  94,209,381 shares
Class B Voting Common Stock, $0.01 par value:     12,432,164 shares



                                                 Page 1 of 24 pages.

        THE READER'S DIGEST ASSOCIATION, INC. AND SUBSIDIARIES

                          Index to Form 10-Q
                              (unaudited)

                           December 31, 1999


                                                         Page No.

Part I - Financial Information:

The Reader's Digest Association, Inc. and Subsidiaries
Consolidated Condensed Financial Statements:

Consolidated Condensed Statements of Income
 for the three-month and six-month periods ended
 December 31, 1999 and 1998                                         3

Consolidated Condensed Balance Sheets
 as of December 31, 1999 and June 30, 1999                          4

Consolidated Condensed Statements of Cash Flows
 for the six-month periods ended December 31, 1999 and 1998         5

Notes to Consolidated Condensed Financial Statements                6

Management's Discussion and Analysis
 of Financial Condition and Results of Operations                  11


Part II - Other Information                                        21

        The Reader's Digest Association, Inc. And Subsidiaries
              Consolidated Condensed Statements of Income
  Three-month and six-month periods ended December 31, 1999 and 1998
                 (In millions, except per share data)
                              (unaudited)

                                         Three-month period    Six-month period
                                               ended               ended
                                            December 31,         December 31,
                                          1999       1998       1999       1998
Revenues                                 $844.0    $817.0     $1,363.2  $1,396.7

Product, distribution and editorial       307.5     309.4        490.1     526.6
 expenses
Promotion, marketing and administrative
 expenses                                 390.3     408.7        688.1     754.6

Other operating items and impairment       ---       31.0         ---       31.0
 losses

 Operating profit                         146.2      67.9        185.0      84.5

Other income, net                           2.5      75.8          9.5      63.2

 Income before provision for income
  taxes                                   148.7     143.7        194.5     147.7

Provision for income taxes                 51.9      57.2         69.1      58.7

Income before cumulative effect of
 change in accounting principles           96.8      86.5        125.4      89.0

Cumulative effect of change in
 accounting principles for pension
 assets (net of tax provision
 of $15.2)                                 ---       ---        ---         25.3


 Net income                              $ 96.8    $ 86.5     $ 125.4     $114.3

Basic earnings per share:
 Weighted-average common shares
  outstanding                             106.5     107.2       107.0      107.2
 Before cumulative effect of change in
  accounting principles                  $ 0.91    $ 0.80      $ 1.17     $ 0.82
 Cumulative effect of change in
  accounting principles                    ---       ---         ---        0.24
 Basic earnings per share                $ 0.91    $ 0.80     $  1.17     $ 1.06

Diluted earnings per share:
 Adjusted weighted-average common
  shares outstanding                     107.3      107.5       108.0      107.5
 Before cumulative effect of change in
  accounting principles                 $ 0.90     $ 80.0      $ 1.16     $  0.82
 Cumulative effect of change in
  accounting principles                   ---        ---         ---         0.24
 Diluted earnings per share             $ 0.90     $ 0.80      $ 1.16     $  1.06

Dividends per common share              $ 0.05     $ 0.05      $ 0.10     $ 0.275


See accompanying Notes to Consolidated Condensed Financial Statements.



        The Reader's Digest Association, Inc. And Subsidiaries
                 Consolidated Condensed Balance Sheets
               As of December 31, 1999 and June 30, 1999
                             (In millions)
                              (unaudited)





                                                  December 31,     June 30,
                                                      1999           1999
Assets
 Cash and cash equivalents                       $  140.6         $  413.4
 Receivables, net                                   454.4            319.9
 Inventories, net                                   124.5             94.9
 Prepaid expenses and other current assets          311.2            318.3

Total current assets                              1,030.7          1,146.5

 Marketable securities                              260.3             20.9
 Property, plant and equipment, net                 150.9            148.4
 Intangible assets, net                             406.3             68.5
 Other non-current assets                           257.8            326.2

Total assets                                     $2,106.0         $1,710.5

Liabilities and stockholders' equity
 Accounts payable                                $  155.9         $  130.7
 Accrued expenses                                   364.6            352.2
 Income taxes payable                                99.2             56.0
 Unearned revenue                                   367.6            336.5
 Other current liabilities                          107.3            110.9

Total current liabilities                         1,094.6            986.3

 Postretirement and postemployment benefits         147.8            146.9
other than pensions
 Other non-current liabilities                      208.0            195.8

Total liabilities                                 1,450.4          1,329.0

 Capital stock                                       27.6             24.8
 Paid-in capital                                    221.8            146.2
 Retained earnings                                1,069.4            955.4
 Accumulated other comprehensive income (loss)       95.8            (56.6)
 Treasury stock, at cost                           (759.0)          (688.3)

Total stockholders' equity                          655.6            381.5

Total liabilities and stockholders' equity       $2,106.0         $1,710.5


See accompanying Notes to Consolidated Condensed Financial Statements.



        The Reader's Digest Association, Inc. And Subsidiaries
            Consolidated Condensed Statements Of Cash Flows
          Six-month periods ended December 31, 1999 and 1998
                             (In millions)
                              (unaudited)


                                                     Six-month period ended
                                                          December 31,
                                                       1999           1998
Cash flows from operating activities
 Net income                                          $125.4        $ 114.3
 Cumulative effect of change in accounting             ---           (25.3)
  principles
 Depreciation, amortization and asset impairments     21.8            33.5
Minority interest                                     (2.5)            ---
Gains on the sales of businesses, certain assets
and certain investments                               (7.5)          (76.4)
Other, net of the effects of acquisitions and        (13.9)            8.4
 dispositions

Net change in cash from operating activities         123.3            54.5

Cash flows from investing activities
 Proceeds from maturities and sales of short-term
  investments and marketable securities               22.2             0.6
 Purchases of short-term investments and
  marketable securities                              (37.6)           (4.7)
 Proceeds from sales of businesses and other
  long-term investments, net                          10.8             1.0
 Proceeds from sales of property, plant and            2.4            79.0
  equipment
 Payments for business acquisitions                 (393.9)          (32.7)
 Other, net                                           (7.9)          (13.1)

Net change in cash from investing activities        (404.0)           30.1

Cash flows from financing activities
 Short-term borrowings, net                            9.1            (0.1)
 Dividends paid                                      (11.3)          (30.1)
 Other, net                                           10.2             8.2

Net change in cash from financing activities           8.0           (22.0)

Effect of exchange rate changes on cash               (0.1)           (0.1)

Net change in cash and cash equivalents             (272.8)           62.5

Cash and cash equivalents at beginning of period     413.4           122.8

Cash and cash equivalents at end of period          $140.6        $  185.3

See accompanying Notes to Consolidated Condensed Financial Statements.


        The Reader's Digest Association, Inc. and Subsidiaries
         Notes to Consolidated Condensed Financial Statements
             (Dollars in millions, except per share data)
                              (unaudited)


Unless indicated otherwise, references in Notes to Consolidated
Condensed Financial Statements to "we", "us" and "our" are to The
Reader's Digest Association, Inc. and Subsidiaries. All references to 2000 and 1999, unless specifically identified, are to fiscal 2000 and fiscal 1999, respectively.


(1)  Basis of Presentation and Use of Estimates

The accompanying consolidated condensed financial statements include the accounts of The Reader's Digest Association, Inc. and its United States and international subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. These statements and accompanying notes have not been audited, but in the opinion of management, have been prepared in conformity with generally accepted accounting principles applying certain assumptions and estimates, including all adjustments considered necessary to present fairly such information. Although these estimates are based on management's knowledge of current events and actions that we may undertake in the future, actual results may ultimately differ from those estimates.

We report on a fiscal year beginning July 1. The three-month periods ended December 31, 1999 and 1998 are the second fiscal quarters of 2000 and 1999, respectively. Operating results for any interim period are not necessarily indicative of the results for an entire year due to the seasonality of our business.

Certain prior year amounts have been restated to conform to the current year presentation. Revenues have been reclassified to reflect certain publisher remittances as a component of product, distribution and editorial expenses.


(2)  Basic and Diluted Earnings Per Share

Basic earnings per share is computed by dividing net income, less preferred stock dividend requirements by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed in the same manner except that the weighted-average number of common shares outstanding is adjusted to assume the exercise and conversion of certain stock options. The preferred stock dividend requirements were $0.3 for each of the three-month periods ended December 31, 1999 and 1998, and $0.7 for each of the six-month periods ended December 31, 1999 and 1998.


(3)  Inventories


                                             December 31,       June 30,
                                                 1999              1999

Raw materials                                  $  9.4            $ 12.7
Work-in-progress                                 18.3              20.2
Finished goods                                   96.8              62.0
Total inventories                              $124.5            $ 94.9


(4)    Revenues and Operating Profit by Operating Segments

In the first quarter of 2000, we modified our segment reporting information to include an "Other Businesses" segment. Other
Businesses includes the activities of our catalog, financial services, Internet and other developing businesses. Reportable segments are based on our method of internal reporting.

Prior period revenue and operating profit (loss) segment information has been restated to present the four reportable segments indicated below. The accounting policies of the segments are the same as those described in Note One to our consolidated financial statements included in our 1999 Annual Report to Stockholders. The restatement did not materially affect our segment disclosure included in Note Twelve to our consolidated financial statements included in our 1999 Annual Report to Stockholders.


                          Three-month period ended     Six-month period ended
                                December 31,                December 31,
                            1999          1998           1999        1998
Revenues
 Global Books and Home     $481.6        $453.8       $ 801.3      $  829.2
  Entertainment
 U.S. Magazines             267.0         266.2         384.9         390.7
 International Magazines     78.4          84.5         151.0         163.9
 Other Businesses            17.0          12.5          26.0          12.9

Total revenues             $844.0        $817.0      $1,363.2      $1,396.7


                          Three-month period ended   Six-month period ended
                                December 31,              December 31,
                              1999         1998         1999         1998

Operating Profit (Loss)
 Global Books and Home     $ 86.3        $ 39.0       $ 127.2      $ 56.2
  Entertainment
 U.S. Magazines              73.9          62.7          77.3        67.0
 International Magazines      3.4          (3.7)          4.2        (8.5)
 Other Businesses           (17.4)          0.9         (23.7)        0.8

Segment operating profit    146.2          98.9         185.0       115.5
 Other operating items       ---          (31.0)        ---         (31.0)

Total operating profit     $146.2        $ 67.9       $ 185.0      $ 84.5


(5) Comprehensive Income

Accumulated other comprehensive income (loss) as reported in the Consolidated Condensed Balance Sheets as of December 31, 1999 and June 30, 1999, represents unrealized gains/losses on certain investments and foreign currency translation adjustments. The components of comprehensive income, net of related tax, for the three-month and six-month periods ended December 31, 1999 and 1998 were as follows:

                                    Three-month period      Six-month period
                                          ended                  ended
                                       December 31,           December 31,
                                     1999         1998       1999       1998

Net income                        $ 96.8        $ 86.5     $125.4      $114.3
Change in other comprehensive
income:
 Foreign currency translation       (7.3)          7.4       (1.6)       12.5
  adjustments
 Net unrealized gains on certain
  investments, net of deferred
  taxes of $12.1 and $92.4,
  respectively                      20.1          ---       154.0        ---

Total comprehensive income        $109.6        $ 93.9     $277.8      $126.8


Net unrealized gains on certain investments, net of deferred taxes, principally represent our investments in the voting common shares of LookSmart, Ltd. and Healtheon/WebMD Corporation. As of December 31, 1999, the market value of those shares totaled $243.0 for LookSmart, Ltd. and $16.3 for Healtheon/WebMD Corporation. These securities are accounted for and classified as available for sale securities and are included in marketable securities in the Consolidated Condensed Balance Sheet at fair value based on quoted market prices.


(6) Other Operating Items

As described in Note Two to our consolidated financial statements included in our 1999 Annual Report to Stockholders, we recorded charges of $37.9, $70.0 and $35.0 in the years ended June 30, 1999, 1998 and 1997, respectively. Other operating items in 1999, net of reversals of $55.6 for adjustments to prior year accruals, related primarily to the streamlining of our organizational structure and the strategic repositioning of certain businesses. Other operating items in 1998, consisted primarily of severance costs associated with workforce reductions. Other operating items in 1997, related primarily to the realignment of our organizational structure and operations.

The current activity and reserve balances remaining at December 31, 1999, associated with these items were:

                                         Balance at      Current     Balance
                                          June 30,       Activity   Remaining
                                            1999

Employee retirement and severance         $48.0         $ (15.4)      $32.6
 benefits
Contract terminations                      15.0            (6.9)        8.1

Totals                                    $63.0        $  (22.3)      $40.7

In the second quarter of 1999, we recorded other operating items and impairment losses of $31.0 ($21.5 after tax, or $0.20 per share) composed of the following:

- Charges of $51.3 ($33.7 after tax, or $0.32 per share) primarily for severance costs associated with cost reduction and re-engineering activities and costs related to the discontinuation of certain unproductive businesses.

- Adjustments to remaining accrual balances from charges originally recorded in 1998, 1997 and 1996. This resulted in a benefit of $35.0 ($22.2 after tax, or $0.21 per share).

- Impairment losses of $14.7 ($10.0 after tax, or $0.09 per share) relating principally to certain computer hardware and software no longer used in our operations and, to a lesser extent, leasehold improvements, furniture and fixtures that were written off as a result of headcount reductions and re-engineering activities.


(7) Debt

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

At December 31, 1999, no borrowings were outstanding under the Credit Agreement. However, during the second quarter of 2000, $120.0 was borrowed under the Credit Agreement on October 1, 1999 relating to the acquisition of Books Are Fun, Ltd. This amount was also repaid during the second quarter of 2000.

(8) Share Exchange

In September 1999, we executed a share exchange with the DeWitt Wallace-Reader's Digest Fund and the Lila Wallace-Reader's Digest Fund (the Funds). Under the terms of the exchange, the Funds exchanged approximately 9.3 million shares of Class B voting common stock for approximately 8.0 million shares of Class A nonvoting common stock, at an exchange ratio of 0.865 Class A shares for each Class B share. As a result, we exchanged Class A treasury shares at a cost of $164.9 and a market value of $239.9, for Class B shares, resulting in additional paid-in capital of $75.0.


(9) Change in Accounting for Pension Assets

Effective July 1, 1998, we changed our method for calculating the market-related value of pension plan assets. This method is used in determining the return-on-asset component of annual pension expense and the cumulative net unrecognized gain (loss) subject to amortization. We believe that the new method is more widely used in practice and preferable because it results in pension plan asset values that more closely approximate fair value, while still mitigating the effect of annual market value fluctuations. In addition, the new method facilitates the global management of our pension plans as it results in a consistent methodology for all plans. This change resulted in a non-cash benefit in the first quarter of 1999 of $40.5 ($25.3 after tax, or $0.24 per share). This benefit represented the cumulative effect of the change related to years prior to 1999.

(10) Acquisition of Books Are Fun, Ltd.

On October 1, 1999, we purchased 100% of the outstanding common stock of Books Are Fun, Ltd. Books Are Fun, Ltd. sells books and gift items by display marketing those products on-site at schools and corporate businesses. The total purchase price was $393.2, which was financed through a combination of internal funds and bank borrowings of $120.0, which has been repaid during the second quarter of 2000 (see (7)
Debt). The acquisition was accounted for using the purchase method of accounting and generated $346.0 in purchased goodwill. The goodwill is being amortized using the straight-line method over a period of 20 years. The results of Books Are Fun, Ltd. have been consolidated as of October 1, 1999, and are included in our financial results for the three-month and six-month periods ended December 31, 1999.

The following presents pro forma information as though the acquisition took place at the beginning of each period presented.

                                   Three-month period    Six-month period
                                   ended December 31,    ended December 31,
                                   1999       1998         1999      1998

Pro forma information:
Revenues                            $844.0     $908.4    $1,394.1  $1,507.6
Income before extraordinary items   $ 96.8     $ 92.1    $  119.8      88.2
Net income                          $ 96.8     $ 92.1    $  119.8     113.5

Earnings per share:
 Basic                              $ 0.91     $0.86     $   1.11  $   1.05
 Diluted                            $ 0.90     $0.85     $   1.10  $   1.05


These unaudited pro forma results have been prepared for comparative purposes only and include certain adjustments, such as additional amortization expense as a result of goodwill, increased interest expense from the acquisition debt and lower interest income from reduced cash on hand. The results are not intended to be indicative of the results of operations that actually would have resulted had the acquisition occurred at the beginning of each period, or of future results operations of our consolidated entity.


(11) Sale of American Health

In August 1999, we sold our American Health magazine, which resulted in a gain of $6.5 ($4.1 after tax, or $0.04 per share) recorded in other income, net.


(12) Commitment

In October 1999, we entered into an agreement with BrandDirect Marketing Inc., an affinity membership-based direct marketing company, to acquire an 18% equity interest in BrandDirect Marketing Inc. and to develop and market Reader's Digest-branded membership clubs. As prescribed by the agreement, we have paid $25.0 in October 1999 and are scheduled to make another payment of $25.0 in July 2000 for a total investment of $50.0. The agreement also permits us to acquire additional equity in BrandDirect Marketing Inc. through the exercise of warrants and other rights. This investment is being accounted for using the cost method and is included in other non-current assets in the Consolidated Condensed Balance Sheet.

(13) Subsequent Event

In January 2000, we announced plans to repurchase up to 5 million shares, or about 5 percent of our outstanding Class A nonvoting common stock. These purchases will be made from time to time, depending on market conditions.


        The Reader's Digest Association, Inc. and Subsidiaries
                 Management's Discussion and Analysis
           of Financial Condition and Results of Operations
             (Dollars in millions, except per share data)
                              (unaudited)

Unless indicated otherwise, references in Management's Discussion and Analysis to "we" and "our" are to The Reader's Digest Association, Inc. and Subsidiaries. All references to 2000 and 1999, unless specifically identified, are to fiscal 2000 and fiscal 1999, respectively.

Management's Discussion and Analysis of operating profit has been written excluding the net effect of the second quarter 1999 other operating items and impairment losses of $31.0 ($21.5 after tax, or $0.20 per share) to analyze results on a comparable basis. The other operating items and impairment losses recorded in the second quarter of 1999 comprised:

- Charges of $51.3 ($33.7 after tax, or $.0.32 per share) primarily for severance costs associated with cost reduction and re-engineering activities and costs related to the discontinuation of certain unproductive businesses.

- Adjustments to remaining accrual balances from charges originally recorded in 1998, 1997 and 1996. This resulted in a benefit of $35.0 ($22.2 after tax, or $0.21 per share).

- Impairment losses of $14.7 ($10.0 after tax, or $0.09 per share) relating principally to certain computer hardware and software no longer used in our operations and, to a lesser extent, leasehold improvements, furniture and fixtures that were written off as a result of headcount reductions and re-engineering activities.


Three-Month Period Ended December 31, 1999, Compared With Three-Month Period Ended December 31, 1998

Results of Operations:  Company-Wide

Revenues and Operating Profit

Revenues for the second quarter of 2000 increased 3% to $844, compared with $817 in the second quarter of 1999. Excluding the adverse effect of changes in foreign currency exchange rates, revenues increased 7%. The revenue increase was primarily attributable to the addition of Books Are Fun, Ltd., which was acquired as of October 1, 1999, and provided $98 in additional revenues. Revenues also increased, slightly, for U.S. Magazines. The activities of Books Are Fun, Ltd. are included within the Global Books and Home Entertainment operating segment results.

Lower revenues from certain product lines of Global Books and Home Entertainment offset most of the revenue increases described above. International Magazines had a small revenue decline for the quarter, indicating that revenue declines in this division are beginning to moderate. Excluding the acquisition of Books Are Fun, Ltd., lower revenues were primarily attributable to the continued strategic reduction in the number of mailings and mail quantities within mailings for Global Books and Home Entertainment products, specifically music, general books and video. We also experienced a decline in sales volumes of Reader's Digest magazines sold in the United States and international markets, primarily because of the planned reductions in the circulation rate base.

Operating profit for the second quarter of 2000 increased to $146, compared with $99 in the second quarter of 1999. The increase in operating profit, principally in the United States, was primarily from the addition of Books Are Fun, Ltd. and re-engineering efforts, particularly the strategic reduction of promotional mailings to reduce product and promotion costs. U.S. Magazines also realized an increase in operating profit primarily because of increased gift unit sales and improved margins of QSP, Inc. Offsetting a portion of the operating profit increase were start-up costs related to gifts.com and investment spending for other new businesses being developed totaling approximately $15 for the second quarter of 2000.

Other Income, Net

Other income, net decreased in the second quarter of 2000 to $2, compared with $76 in the second quarter of 1999. Certain events which occurred in the second quarter of 1999, and impact the comparability of other income, net for the current period are:

- A gain from the sale of important works of art from our fine art collection of $85 ($53 after tax, or $0.50 per share).

- A loss from the sale of our operations in South Africa of $8 ($6 after tax, or $0.06 per share).


Income Taxes

For the second quarter of 2000, the reported tax rate was 34.9%, compared with 39.8% for the second quarter of 1999. The overall effective tax rate was 35.5% for the second quarter of 2000 and 37.5% for the prior year period.

The lower overall effective rate for 2000 was a result of tax initiatives in certain international markets, as well as the deductibility of our goodwill write-off associated with the sale of American Health magazine. Excluding the effect of initiatives to reduce our effective tax rate, we expect that our rate will increase in fiscal 2001 to approximately 40%, reflecting principally the increased amortization of goodwill related to the acquisition of Books Are Fun, Ltd.

Net Income and Earnings Per Share

Net income was $97, or $0.90 per share on a diluted-earnings basis ($0.91 per share for basic earnings per share) in the second quarter of 2000, compared with $87, or $0.80 per share in the second quarter of 1999. Excluding the items in 1999 affecting the comparability of reported results, basic and diluted earnings per share was $0.56 in the second quarter of 1999.


Results of Operations:  Operating Segments

Global Books and Home Entertainment

Revenues for Global Books and Home Entertainment increased 6% in the second quarter of 2000 to $482, compared with $454 in the second quarter of 1999. Excluding the adverse effect of changes in foreign currency exchange rates, revenues increased 11%. The primary reasons for the increase in revenues were:

- The addition of Books Are Fun, Ltd., which was acquired as of October 1, 1999, and provided this segment with revenue growth of $98.

- Revenue growth in Eastern Europe, Brazil and Mexico, principally as a result of the introduction of Select Editions and increased sales in existing product lines, especially general books.

- Improved response rates in the United States to our Select
  Editions mailing and growth in products of our Young Families operations.

Partially offsetting these increases were revenue declines resulting principally from the continued strategic reduction in the number of mailings and mail quantities sent to marginal customers and the elimination of marginally profitable activities. These declines were most notably in the United States for video products and certain European markets (Finland, Benelux, Germany and Switzerland) for music and general books products. Most of the remaining decline was attributable to the closing of marginally profitable operations in Latin America (Chile, Colombia and Peru) and the sale of our South African operations in 1999.

Operating profit for Global Books and Home Entertainment increased in the second quarter of 2000 to $86, compared with $39 in the second quarter of 1999. The increase was primarily the result of the addition of Books Are Fun, Ltd. and improved profitability in the United States, the United Kingdom, Canada, Australia and France.

In the United States, benefits were realized from the addition of Books Are Fun, Ltd., improved response rates and re-engineering efforts. Product and promotion costs were lower primarily as a result of re-engineering efforts, which reduced the number of mailings to marginal customers, and provided further reductions in overhead costs.

In the United Kingdom, results improved principally from re-engineering efforts and fewer, better-targeted mailings. Improved response rates in Canada, Australia and France along with reductions in mailings resulted in higher profits.

U.S. Magazines

Revenues for U.S. Magazines increased slightly in the second quarter of 2000 to $267, compared with $266 in the second quarter of 1999. The increase in revenues was attributable to:

- Higher revenues from QSP, Inc. because of increased gift unit sales and higher selling prices for all product lines.

- Revenue growth from American Woodworker magazine, which was acquired in the second quarter of 1999.

Partially offsetting these increases were:

- Lower subscription revenues from Reader's Digest magazine, resulting from the planned reduction in the circulation rate base to
  12.5 million from 15 million a year ago.

- Lower advertising revenues from Reader's Digest magazine, resulting from a reduction in advertising pages sold at a slightly lower rate per page.

- Lower revenues for American Health magazine, whose subscription list was sold during the first quarter of 2000. The October 1999 issue was the last issue published by the magazine.

Operating profit for U.S. Magazines increased 18% in the second quarter of 2000 to $74, compared with $63 in the second quarter of 1999. The increase mostly reflects improved margins of QSP, Inc. and lower promotion and product costs for Reader's Digest magazine, primarily attributable to the circulation rate base decline.

International Magazines

Revenues for International Magazines decreased 7% in the second quarter of 2000 to $78, compared with $84 in the second quarter of 1999. Excluding the adverse effect of changes in foreign currency exchange rates, revenues were flat. Revenues declined principally as a result of our strategic reduction of the circulation rate base for Reader's Digest magazine in most markets to improve profitability.

Revenues also declined in part because operations in Russia were sharply reduced after the second quarter of 1999 in response to the economic crisis in that country, and as a result, there were
significantly fewer subscribers in the second quarter of 2000.   The
closing of marginally profitable operations in Latin America (Chile, Colombia and Peru) and the sale of our South African operations in 1999 also contributed to the decline in revenues. These revenue declines were partially offset by subscription price increases in many markets, particularly in Europe, and an increase in the number of advertising pages sold in Mexico, Brazil and Canada.

Operating profit improved to $3 in the second quarter of 2000 from an operating loss of $(4) in the second quarter of 1999, primarily as a result of subscription price increases, stronger advertising sales and lower promotion costs from the strategic reduction in promotional mailings. Also, significant promotion cost reductions were realized in Eastern Europe, especially Poland.

Other Businesses

Revenues from Other Businesses increased 36% in the second quarter of 2000 to $17, compared with $13 in the second quarter of 1999, primarily as a result of revenue increases from our catalog business and our insurance alliances.

Operating losses from Other Businesses amounted to $(17) in the second quarter of 2000, compared with a profit in the second quarter of 1999 of $1. These losses were primarily attributable to start-up costs of gifts.com operations and investment spending for other new businesses being developed. These losses were partially offset by profits from our insurance alliances during the quarter.


Six-Month Period Ended December 31, 1999, Compared With Six-Month
Period Ended December 31, 1998

Results of Operations:  Company-Wide

Revenues and Operating Profit

Revenues for the six-month period ended December 31, 1999 decreased 2% to $1,363, compared with $1,397 for the prior year period. Excluding the adverse effect of changes in foreign currency exchange rates, revenues increased 1%. The primary reasons for the revenue decline were:

- Lower revenues from Global Books and Home Entertainment. The addition of Books Are Fun, Ltd., which was acquired as of October 1, 1999, provided $98 in additional revenues. However, this increase was more than offset by lower revenues from the continued strategic reduction in the number of mailings and mail quantities within mailings for Global Books and Home Entertainment products, specifically general books, music and video.

- A decline in sales volumes of Reader's Digest magazines sold in the United States and international markets, primarily because of the planned reductions in the circulation rate base.

Revenues increased for Other Businesses and offset a portion of the revenue decline, primarily because of increased activity from our catalog business and insurance alliances.

Operating profit for the six-month period ended December 31, 1999 increased to $185, compared with $116 for the prior year period. Profit increases were realized in virtually all countries, especially in the United States and to a lesser extent in Germany, the United Kingdom, France and Canada. The increase in operating profit in the United States was primarily the result of the addition of Books Are Fun, Ltd. and re-engineering efforts, particularly the strategic reduction of promotional mailings, which lowered product and promotion costs. Additionally, overhead costs were lower on a company-wide basis, primarily because of initiatives to re-engineer critical processes and eliminate marginally profitable activities.

International Magazines also contributed to the increase in operating profit, primarily from subscription price increases, stronger advertising sales and lower promotion costs from the strategic reduction in promotional mailings. Operating profit for U.S.
Magazines increased principally because of increased gift unit sales and improved margins of QSP, Inc.

Offsetting a portion of the operating profit increase were start-up costs related to gifts.com and investment spending for other new businesses being developed totaling approximately $19 for the six-month period ended December 31, 1999.

Other Income, Net

Other income, net decreased for the six-month period ended December 31, 1999 to $9, compared with $63 for the prior year period. Items which affected the comparability of other income, net during the six-month period ended December 31, 1999 included:

- A gain from the sale of American Health magazine of $6 ($4 after tax, or $0.04 per share).

- An increase in interest income and a decrease in interest expense amounting to a net increase in interest income of $6 because of higher cash and cash equivalents balances compared with the prior year.

Items which affected the comparability of other income, net during the six-month period ended December 31, 1998 included:

- A gain from the sale of important works of art from our fine art collection of $85 ($53 after tax, or $0.50 per share).

- Foreign exchange losses of $9, primarily from the devaluation of the Russian ruble.

- A loss from the sale of our operations in South Africa of $8 ($6 after tax, or $0.06 per share).

Income Taxes

For the six-month period ended December 31, 1999, the reported tax rate was 35.5%, compared with 39.7% for the six-month period ended December 31, 1998. The overall effective tax rate was 35.5% for the six-month period ended December 31, 1999 and 37.5% for the prior year period.

The lower overall effective rate for 2000 was a result of tax initiatives in certain international markets, as well as the deductibility of our goodwill write-off associated with the sale of American Health magazine. Excluding the effect of initiatives to reduce our effective tax rate, we expect that our rate will increase in fiscal 2001 to approximately 40%, reflecting principally the increased amortization of goodwill related to the acquisition of Books Are Fun, Ltd.

Change in Accounting Principles

In the first quarter of 1999, we adopted a preferred method for calculating the market-related value of pension plan assets. This method is used in determining the return-on-asset component of annual pension expense and the cumulative net unrecognized gain (loss) subject to amortization. The cumulative effect of adopting this change, for years prior to 1999, was a non-cash benefit of $40 ($25 after tax, or $0.24 per share).

Net Income and Earnings Per Share

Net income was $125, or $1.16 per share on a diluted-earnings basis ($1.17 per share for basic earnings per share) for the six-month period ended December 31, 1999, compared with $114, or $1.06 per share for the prior year period. Excluding the cumulative effect of change in accounting principles for pension assets in the first quarter of 1999 and other items in 1999 affecting the comparability of reported results, basic and diluted earnings per share was $0.58 in the six-month period ended December 31, 1998.

Our operations in Russia were significantly affected by the general economic turmoil and resulting devaluation of the ruble in the six-month period ended December 31, 1998. In response to the Russian economic situation, we took actions to scale back our operations in Russia. Operations in Russia generated a net loss of $16, or $0.15 per share in the six-month period ended December 31, 1998, primarily as a result of the economic turmoil.


Results of Operations:  Operating Segments

Global Books and Home Entertainment

Revenues for Global Books and Home Entertainment decreased 3% for the six-month period ended December 31, 1999 to $801, compared with $829 for the prior year period. Excluding the adverse effect of changes in foreign currency exchange rates, revenues increased 1%. Revenue growth of $98 from the addition of Books Are Fun, Ltd. in the second quarter of 2000 offset most of the revenue decline. Also, revenues increased in Eastern Europe, Brazil and Mexico primarily as a result of the introduction of Select Editions, additional sales of general books products, and selective price increases for music and general books products. The decrease in revenues was primarily attributable to:

- A decline in sales of general books, music and video products in the United States, principally because of the strategic reduction in the number of mailings to marginal customers.

- A decline in revenues in European markets including Finland, Benelux, the United Kingdom and Switzerland primarily from the effect of re-engineering efforts. These efforts strategically reduced the number of mailings to marginal customers and eliminated marginally profitable activities. As a result, sales were lower for music and general books products.

- The closing of marginally profitable operations in Latin America (Chile, Colombia and Peru) and the sale of our South African operations in 1999 also reduced revenues.

Operating profit for Global Books and Home Entertainment increased significantly for the six-month period ended December 31, 1999 to $127, compared with $56 for the prior year period. Profit increases were realized in virtually all countries, especially in the United States and to a lesser extent in Germany, the United Kingdom, France and Canada. Operating profit in most countries improved due to substantial reductions in overhead, product, and promotion costs from re-engineering efforts. In general, these improvements were partially offset by the effect of lower sales volumes from fewer mailings to marginal customers.

Operating profit in the United States increased primarily because of the addition of Books Are Fun, Ltd., reduced costs from re-engineering efforts and improved response rates to Select Editions and reading series mailings. In Germany, improved operating profit was primarily from re-engineering efforts to reduce product and promotion costs and continued strong responses to mailings.

Contributing to the profit improvement in the United Kingdom, France and Canada were re-engineering efforts, which reduced product costs and promotional mailings to marginally profitable customers. In addition, France and Canada benefited from higher overall response rates.

Also in Russia, we scaled back our operations because of the economic crisis in that country in August 1998. As a result we experienced fewer losses in Russia for the six-month period ended December 31, 1999, compared with the prior year period.

U.S. Magazines

Revenues for U.S. Magazines decreased 1% for the six-month period ended December 31, 1999 to $385, compared with $391 for the prior year period. The decrease in revenues was attributable to:

- Lower subscription revenues from Reader's Digest magazine, resulting from the planned reduction in the circulation rate base to
  12.5 million from 15 million a year ago.

- Lower advertising revenues from Reader's Digest magazine, resulting from a reduction in advertising pages sold at a slightly lower rate per page.

- Lower revenues for American Health magazine, whose subscription list was sold during the first quarter of 2000. The October 1999 issue was the last issue published by the magazine.

Partially offsetting these decreases were revenues from higher sales of QSP, Inc. products and revenue growth for American Woodworker magazine, which was acquired in the second quarter of fiscal 1999.

Operating profit for U.S. Magazines increased 15% for the six-month period ended December 31, 1999 to $77, compared with $67 for the prior year period. The increase mostly reflects improved margins of QSP, Inc. and lower promotion and product costs for Reader's Digest magazine, primarily attributable to the circulation rate base decline.

International Magazines

Revenues for International Magazines decreased 8% for the six-month period ended December 31, 1999 to $151, compared with $164 for the prior year period. Excluding the adverse effect of changes in foreign currency exchange rates, revenues decreased 2%. Revenues declined principally as a result of our strategic reduction of the circulation rate base for Reader's Digest magazine in most markets to improve profitability.

Revenues declined in part because operations in Russia were sharply reduced after the second quarter of 1999 in response to the economic crisis in that country, and as a result, there were significantly fewer subscribers in the six-month period ended December 31, 1999.
The closing of marginally profitable operations in Latin America (Chile, Colombia and Peru) and the sale of our South African operations in 1999 also contributed to the decline in revenues. These declines in revenues were partially offset by subscription price increases, particularly in Europe, Mexico and Brazil.

Operating profit improved to $4 for the six-month period ended December 31, 1999 from an operating loss of $(8) for the prior year period, primarily as a result of subscription price increases in many markets and lower promotion costs from the strategic reduction in promotional mailings. Significant reductions in promotion cost were realized in Eastern Europe, especially Poland.

Other Businesses

Revenues from Other Businesses increased for the six-month period ended December 31, 1999 to $26, compared with $13 for the prior year period, primarily as a result of revenue increases from our catalog business and our insurance alliances.

Operating losses from Other Businesses amounted to $(24) for the six-month period ended December 31, 1999, compared with a profit for the prior year period of $1. These losses were primarily attributable to start-up costs of gifts.com operations and investment spending for other new businesses being developed. These losses were partially offset by profits from our insurance alliances during the period.


Forward-Looking Information

Fiscal 2000 Results

We continue to expect significant operating profit growth in fiscal year 2000. Our outlook for the year reflects the positive effects of Books Are Fun, Ltd. and our financial services partnerships, partially offset by the effects of significantly increased investment spending as a percentage of operating profit during the six-month period ending June 30, 2000. As a result of revenue declines more modest than previously expected for the year and the acquisition of Books Are Fun, Ltd. in October 1999, we believe that revenues for the full fiscal year 2000 will be more or less flat compared with last year.

Liquidity and Capital Resources

                                                   Activity for the six-
                                                    month period ended
                                                     December 31, 1999

Cash and cash equivalents at June 30, 1999                $ 413.4

Net change in cash from:
 Operating activities                                       123.3
 Investing activities                                      (404.0)
 Financing activities                                         8.0
 Effect of exchange rate changes on cash and cash            (0.1)
  equivalents
Net change in cash and cash equivalents                    (272.8)

Cash and cash equivalents at December 31, 1999            $ 140.6

Cash and cash equivalents decreased 66% to $141 at December 31, 1999, compared with $413 at June 30, 1999. The decrease consisted principally of the payment of the purchase price for the acquisition of Books Are Fun, Ltd. amounting to $393. Offsetting this decrease were cash flows from operating activities.

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

At December 31, 1999, no borrowings were outstanding under the Credit Agreement. However, during the second quarter of 2000, $120 was borrowed under the Credit Agreement on October 1, 1999 relating to the acquisition of Books Are Fun, Ltd. This amount was also repaid during the second quarter of 2000.

In September 1999, we executed a share exchange with the DeWitt Wallace-Reader's Digest Fund and the Lila Wallace-Reader's Digest Fund (the Funds). Under the terms of the exchange, the Funds exchanged approximately 9.3 million shares of our Class B voting common stock for approximately 8.0 million shares of our Class A nonvoting common stock, at an exchange ratio of 0.865 Class A shares for each Class B share. As a result, we exchanged Class A treasury shares at a cost of $165 and a market value of $240, for Class B shares, resulting in additional paid-in capital of $75.

We believe that our liquidity, capital resources, cash flow and borrowing capacity are sufficient to fund normal capital expenditures, working capital requirements, the payment of dividends, the execution of our share repurchase program announced in January 2000 and the implementation of our strategic initiatives.


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

At December 31, 1999, our primary foreign currency market exposures included the euro and the British pound. We estimate that the results of a uniform 10% weakening and 10% strengthening in the value of the U.S. dollar relative to the currencies in which the option and forward contracts are denominated, with all other variables held constant, would have the following effect:

                                     Effect of a 10%      Effect of a 10%
                                        Weakening          Strengthening
                                   of the U.S. Dollar   of the U.S. Dollar

Option Contracts                         $ (4.8)             $  9.7
Forward Contracts                        $ (8.2)             $  6.7

These estimates represent changes to the fair value of the option and forward contracts on a stand-alone basis. Such changes would be substantially offset by the related impact on the assets, liabilities and operating profits being hedged. Also, this calculation assumes that each exchange rate would change in the same direction relative to the U.S. dollar. Changes in exchange rates not only affect the U.S. dollar value of the fair value, but also affect the underlying foreign subsidiaries' income. Our sensitivity analysis as described above does not factor in a potential change in local sales levels, local currency prices, or amounts of option or forward contracts to cover these changes.


Impact of the Year 2000 Issue

The Year 2000 issue was the result of computer programs that were written using only two digits, rather than four, to represent a year. The potential impact was that date-sensitive software or hardware may not have been able to distinguish between the calendar years 1900 and 2000. Therefore, programs that performed arithmetic operations, comparisons or sorting of date fields may have yielded incorrect results. Hardware and software modifications were required to remedy Year 2000 issues, which could have caused system failures or miscalculations that could have disrupted operations.

State of Readiness

Our remediation plan for the Year 2000 issue involved three overlapping phases, all of which have been successfully completed:

1) Inventory - Creation of an inventory of three functional areas: applications and information technology (IT) equipment, non-information technology (non-IT) embedded systems and vendor relationships.

2) Analysis - Evaluation of the inventoried items for Year 2000 compliance, the determination of the remediation method and resources required, and the development of an implementation plan.

3) Implementation - Execution of the implementation plan for all applicable hardware and software, interfaces and systems. This involved testing the changes in a Year 2000-simulated environment and vendor interface testing.

Status of the Year 2000 Issue

Subsequent to January 1, 2000, we believe that our systems are Year 2000 compliant for several reasons:

- We have not experienced any significant negative impact to our business, delays in our processes or product failures associated with Year 2000 issues.

- All critical systems have been successfully tested. These tests included verifying the physical and technical infrastructure, integrity of business applications and connectivity with our vendors.

- As part of our normal operating procedures we have a quality control process to verify the integrity of our data.

We have relationships with certain significant suppliers in most of the locations in which we operate. We rely on suppliers to deliver a broad range of goods and services worldwide. These include book and magazine printing services, suppliers of promotional materials and paper, warehouse facilities, lettershops that assemble promotional mailings, customer service facilities, postal delivery services, banking services, telecommunications and electricity providers. Subsequent to January 1, 2000, we are not aware of any critical supplier experiencing significant Year 2000 issues, which would negatively impact our business.

Costs to Address the Year 2000 Issue

The total cost of our remediation plan as of December 31, 1999, was
$13.5, of which $1.5 was capitalized.   Subsequent to January 1, 2000,
we expect that any additional remediation costs will be minimal and expensed as incurred.


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

We performed an internal analysis regarding the business and systems issues related to the euro conversion and developed a strategic plan to ensure that all necessary modifications are made on a timely basis. Our operations in markets that have adopted the euro are able to accept payments and pay suppliers in euros, and are able to indicate the euro equivalent of pricing on invoices. During the transition period, we will continue to monitor customer and competitor reaction to the euro and will update the strategic plan as needed.

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

This report includes "forward-looking statements" within the meaning of the U.S. federal securities laws. Forward-looking statements include any statements that address future results or occurrences.
These forward-looking statements inherently involve risks and uncertainties that could cause actual future results and occurrences to differ materially from the forward-looking statements. Some of these risks and uncertainties include factors relating to the:

- effect of potentially more restrictive privacy and other governmental regulation relating to our marketing methods;
-    effect of modified and varied promotions;
-    ability to identify customer trends;
- ability to continue to create a broadly appealing mix of new products;
- ability to attract and retain new and younger magazine subscribers and product customers in view of the maturing of an important portion of the U.S. customer base;
- ability to attract and retain subscribers and customers in an economically efficient manner;
-    effect of selective adjustments in pricing;
- ability to expand and more effectively utilize our customer database;
- ability to expand into new international markets and to introduce new product lines into new and existing markets;
-    ability to expand into new channels of distribution;
- ability to negotiate and implement productive acquisitions, strategic alliances and joint ventures;
- ability to integrate newly acquired and newly formed businesses successfully;
- strength of relationships of newly acquired and newly formed businesses with their employees, suppliers and customers;
- accuracy of the basis of forecasts relating to newly acquired and newly formed businesses;
- ability to contain and reduce costs, especially through global efficiencies;
- cost and effectiveness of reengineering of business processes and operations;
- accuracy of management's assessment of the current status of our business;
-    evolution of our organizational and structural capabilities;
- ability we have to respond to competitive pressures within and outside the direct marketing industry, including the Internet;
-    effect of worldwide paper and postage costs;
-    effect of postal disruptions on deliveries;
-    effect of foreign currency fluctuations;
- accuracy of management's assessment of the future effective tax rate and the effect of initiatives to reduce the rate;
-    effect of the transition to the euro;
-    effect and pace of our stock repurchase program; and
-    general economic conditions.


PART II.  OTHER INFORMATION

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

At the 1999 Annual Meeting of Stockholders of The Reader's Digest
Association, Inc. held on November 12, 1999, the following matters were voted on by the stockholders:

Proposal 1:    Election of Directors to hold office until the next
Annual Meeting or until their successors are duly elected and qualified. Each nominee was elected by the votes cast as follows:

                                      For           Withheld
       Thomas O. Ryder             21,135,771        108,542
       Lynne V. Cheney             21,128,375        115,938
       M. Christine DeVita         21,114,599        129,714
       James E. Preston            21,134,035        110,278
       Lawrence R. Ricciardi       21,136,424        107,889
       C.J. Silas                  21,131,446        112,867
       William J. White            21,136,424        107,889
       Ed Zschau                   21,136,424        107,889

Proposal 2:    Approval of the amendment of the 1994 Key Employee Long
Term Incentive Plan to increase the number of shares of Class A
Nonvoting Common Stock available for award to a participant in any fiscal year and to provide for the transferability of stock options.

                                                          Broker
             For            Against        Abstain       Non-Votes
          18,256,988       1,748,936       58,647        1,179,742

Proposal 3:   Approval of the business criteria, maximum amount and
eligible employees for performance shares under the 1994 Key Employee Long Term Incentive Plan.

                                                          Broker
             For            Against        Abstain      Non-Votes
          20,945,859        229,142        69,312           0

Proposal 4: Approval of the business criteria, maximum amount and eligible employees for awards under the Senior Management Incentive Plan.

                                                          Broker
             For            Against        Abstain       Non-Votes
          20,847,008        282,660        114,645           0


Proposal 5: Approval of the amendment of our Certificate of Incorporation so that the issuance or sale of Class B Voting Stock to any employee benefit plan will require approval by vote of the Class B Voting Common Stock holders.

                                                          Broker
             For            Against        Abstain       Non-Votes
          19,871,179        158,401        34,990        1,179,743



Item 6.   EXHIBITS AND REPORTS ON FORM 8-K.

(a)  Exhibits

     27   Financial Data Schedule

(b)  Reports on Form 8-K

     During the three months ended December 31, 1999, we filed the following reports on Form 8-K:

     Form 8-K dated October 7, 1999, which included financial information relating to our acquisition of Books Are Fun, Ltd.

     Form 8-K and Amendment No. 1 to Form 8-K dated October 27, 1999, which included a copy of a press release relating to our first quarter financial results.

     Amendment No. 1 to Form 8-K dated October 7, 1999, to incorporate current financial information through September 30, 1999 relating to our acquisition of Books Are Fun, Ltd.



                              SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                          The Reader's Digest Association, Inc.
                                      (Registrant)

Date:  February 7, 2000   By:  /s/GEORGE S. SCIMONE
                               George S. Scimone
                               Senior Vice President and
                               Chief Financial Officer
                               (and authorized signatory)




                             EXHIBIT INDEX


       EXHIBIT                                                    Page


       27   Financial Data Schedule