Form 10-Q
period 2000-03-31
READERS DIGEST ASSOCIATION INC
filed 2000-05-09
CIK 858558

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2000

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

                 ----------------------------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X] No [  ]


As of April 28, 2000, the following shares of the registrant's common stock were outstanding:

Class A Nonvoting Common Stock, $0.01 par value:      92,814,123 shares
Class B Voting Common Stock, $0.01 par value:         12,432,164 shares



                                                             Page 1 of 22 pages.

             THE READER'S DIGEST ASSOCIATION, INC. AND SUBSIDIARIES

                               Index to Form 10-Q
                                   (unaudited)

                                 March 31, 2000

                                                                        Page No.

================================================================================

Part I - Financial Information:

The Reader's Digest Association, Inc. and Subsidiaries
Consolidated Condensed Financial Statements:

  Consolidated Condensed Statements of Income
   for the three-month and nine-month periods ended March 31, 2000 and 1999  3

  Consolidated Condensed Balance Sheets
   as of March 31, 2000 and June 30, 1999                                    4

  Consolidated Condensed Statements of Cash Flows
   for the nine-month periods ended March 31, 2000 and 1999                  5

  Notes to Consolidated Condensed Financial Statements                       6

Management's Discussion and Analysis
  of Financial Condition and Results of Operations                          11


Part II - Other Information                                                 20
================================================================================


             The Reader's Digest Association, Inc. and Subsidiaries
                   Consolidated Condensed Statements of Income
        Three-month and nine-month periods ended March 31, 2000 and 1999
                      (In millions, except per share data)
                                   (unaudited)

                                        Three-month period ended  Nine-month period ended
                                               March 31,                 March 31,
                                           2000         1999         2000         1999


Revenues                                 $ 620.4      $ 605.0   $ 1,983.6    $ 2,001.7

Product, distribution and editorial        218.4        228.9       708.5        755.5
 expenses
Promotion, marketing and
 administrative expenses                   361.6        341.8     1,049.7      1,096.4
Other operating items                        9.3           --         9.3         31.0
                                           -----        -----     -------      -------
  Operating profit                          31.1         34.3       216.1        118.8

Other income, net                            4.5          5.8        14.0         69.0
                                           -----        -----     -------      -------
  Income before provision for
   income taxes                             35.6         40.1       230.1        187.8

Provision for income taxes                  10.5         15.1        79.6         73.8
                                           -----        -----     -------      -------
  Income before cumulative effect of
   change in accounting principles          25.1         25.0       150.5        114.0

Cumulative effect of change in
  accounting principles for pension
  assets (net of tax provision
  of $15.2)                                   --           --          --         25.3
                                           -----        -----     -------      -------
  Net income                              $ 25.1       $ 25.0     $ 150.5      $ 139.3
                                           =====        =====     =======      =======
Basic earnings per share:
  Weighted-average common shares
   outstanding                             106.2        107.3       106.7        107.2
  Before cumulative effect of
   change in accounting principles        $ 0.23       $ 0.23     $  1.40      $  1.05
  Cumulative effect of change in
   accounting principles                      --           --          --         0.24
                                           -----        -----     -------      -------
  Basic earnings per share                $ 0.23       $ 0.23     $  1.40      $  1.29
                                           =====        =====     =======      =======
Diluted earnings per share:
  Adjusted weighted-average common
   shares outstanding                      107.4        108.3       107.7        107.7
  Before cumulative effect of
   change in accounting principles        $ 0.23       $ 0.23     $  1.39      $  1.05
  Cumulative effect of change in
   accounting principles                      --           --          --         0.24
                                           -----        -----     -------      -------
  Diluted earnings per share              $ 0.23       $ 0.23     $  1.39      $  1.29
                                           =====        =====     =======      =======
Dividends per common share                $ 0.05       $ 0.05     $  0.15      $ 0.325
                                           =====        =====     =======      =======

See accompanying Notes to Consolidated Condensed Financial Statements.

             The Reader's Digest Association, Inc. and Subsidiaries
                      Consolidated Condensed Balance Sheets
                     As of March 31, 2000 and June 30, 1999
                                  (In millions)
                                   (unaudited)

                                                      March 31,     June 30,
                                                        2000          1999
Assets

  Cash and cash equivalents                         $    157.8    $    413.4
  Receivables, net                                       322.3         319.9
  Inventories, net                                       145.6          94.9
  Prepaid expenses and other current assets              339.3         318.3
                                                      --------      --------
Total current assets                                     965.0       1,146.5

  Marketable securities                                  406.5          20.9
  Property, plant and equipment, net                     143.9         148.4
  Intangible assets, net                                 400.8          68.5
  Other noncurrent assets                                273.3         326.2
                                                      --------      --------
Total assets                                        $  2,189.5    $  1,710.5
                                                      ========      ========

Liabilities and stockholders' equity

  Accounts payable                                  $    154.7    $    130.7
  Accrued expenses                                       339.3         352.2
  Income taxes payable                                    71.6          56.0
  Unearned revenue                                       365.8         336.5
  Other current liabilities                              131.7         110.9
                                                      --------      --------
Total current liabilities                              1,063.1         986.3

  Postretirement and postemployment
   benefits other than pensions                          147.9         146.9
  Other noncurrent liabilities                           251.1         195.8
                                                      --------      --------
Total liabilities                                      1,462.1       1,329.0

  Capital stock                                           28.5          24.8
  Paid-in capital                                        222.4         146.2
  Retained earnings                                    1,088.9         955.4
  Accumulated other comprehensive income (loss)          189.4         (56.6)
  Treasury stock, at cost                               (801.8)       (688.3)
                                                      --------      --------
Total stockholders' equity                               727.4         381.5
                                                      --------      --------
Total liabilities and stockholders' equity          $  2,189.5     $ 1,710.5
                                                      ========      ========



See accompanying Notes to Consolidated Condensed Financial Statements.

             The Reader's Digest Association, Inc. and Subsidiaries
                 Consolidated Condensed Statements of Cash Flows
                Nine-month periods ended March 31, 2000 and 1999
                                  (In millions)
                                   (unaudited)

                                                        Nine-month period ended
                                                                 March 31,
                                                             2000       1999

Cash flows from operating activities
  Net income                                             $  150.5    $  139.3
  Cumulative effect of change in accounting
   principles                                                  --       (25.3)
  Depreciation, amortization and asset impairments           37.1        46.0
  Minority interest                                          (2.6)         --
  Gains on the sales of businesses, certain assets
   and certain investments                                   (8.1)      (75.2)
  Other, net of the effects of acquisitions and
   dispositions                                              37.0        81.9
                                                         --------    --------

Net change in cash from operating activities                213.9       166.7
                                                         --------    --------
Cash flows from investing activities
  Proceeds from maturities and sales of short-term
   investments and marketable securities                     23.2         3.8
  Proceeds from sales of businesses and other
   long-term investments, net                                12.4         0.3
  Proceeds from sales of property, plant and
   equipment                                                  2.7       170.1

  Purchases of investments and marketable securities        (53.0)       (1.7)
  Payments for business acquisitions                       (393.9)      (32.7)
  Capital expenditures                                      (14.1)      (17.8)
                                                         --------    --------

Net change in cash from investing activities               (422.7)      122.0
                                                         --------    --------
Cash flows from financing activities
  Short-term borrowings, net                                  6.5       (12.4)
  Dividends paid                                            (17.0)      (35.8)
  Common stock repurchased                                  (45.5)         --
  Other, net                                                 14.5        13.1
                                                         --------    --------

Net change in cash from financing activities                (41.5)      (35.1)
                                                         --------    --------

Effect of exchange rate changes on cash                      (5.3)       (6.2)
                                                         --------    --------

Net change in cash and cash equivalents                    (255.6)      247.4

Cash and cash equivalents at beginning of period            413.4       122.8
                                                         --------    --------

Cash and cash equivalents at end of period               $  157.8    $  370.2
                                                         ========    ========



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

(1) Basis of Presentation and Use of Estimates

The accompanying consolidated condensed financial statements include the accounts of The Reader's Digest Association, Inc. and its United States and international subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. These statements and accompanying notes have not been audited but, in the opinion of management, have been prepared in conformity with generally accepted accounting principles applying certain assumptions and estimates, including all adjustments considered necessary to present such information fairly. Although these estimates are based on management's knowledge of current events and actions that we may undertake in the future, actual results may ultimately differ from those estimates.

We report on a fiscal year beginning July 1. The three-month periods ended March 31, 2000 and 1999 are the third fiscal quarters of 2000 and 1999, respectively. Operating results for any interim period are not necessarily indicative of the results for an entire year due to the seasonality of our business.

Certain prior year amounts have been restated to conform to the current year presentation. Revenues have been reclassified to reflect certain publisher remittances as a component of product, distribution and editorial expenses.

(2) Basic and Diluted Earnings Per Share

Basic earnings per share is computed by dividing net income, less preferred stock dividend requirements, by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed in the same manner, except that the weighted-average number of common shares outstanding is adjusted to assume the exercise and conversion of certain stock options. The preferred stock dividend requirements were $0.3 for each of the three-month periods ended March 31, 2000 and 1999, and $1.0 for each of the nine-month periods ended March 31, 2000 and 1999.

(3) Inventories

                                                    March 31    June 30,
                                                      2000        1999

Raw materials                                       $   11.3   $  12.7
Work-in-progress                                        18.0      20.2
Finished goods                                         116.3      62.0
Total inventories                                   $  145.6   $  94.9

(4) Revenues and Operating Profit (Loss) by Operating Segments

In the first quarter of 2000, we modified our segment reporting information to include an "Other Businesses" segment. Other Businesses includes the activities of gifts.com, Inc., financial services, Internet and other developing businesses. Reportable segments are based on our method of internal reporting.

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

                           Three-month period ended   Nine-month period ended
                                    March 31,               March 31,
                                 2000       1999         2000         1999
Revenues

  Global Books and Home
   Entertainment              $  401.3   $  374.3    $  1,202.6   $  1,203.5
  U.S. Magazines                 136.8      147.9         521.7        538.6
  International Magazines         73.0       76.1         224.0        240.0
  Other Businesses                 9.3        6.7          35.3         19.6
                              --------   --------    ----------   ----------

Total revenues                $  620.4   $  605.0    $  1,983.6   $  2,001.7
                              ========   ========    ==========   ==========


                            Three-month period ended  Nine-month period ended
                                     March 31,               March 31,
                                 2000       1999          2000        1999
Operating Profit (Loss)
  Global Books and Home
   Entertainment              $  46.7    $  27.0       $  173.9    $   82.6
  U.S. Magazines                  7.8       15.4           85.1        82.4
  International Magazines        (2.0)      (6.7)           2.2       (14.6)
  Other Businesses              (12.1)      (1.4)         (35.8)       (0.6)
                              -------    -------       --------    --------
Segment operating profit         40.4       34.3          225.4       149.8
  Other operating items          (9.3)        --           (9.3)      (31.0)
                              -------    -------       --------    --------

Total operating profit        $  31.1    $  34.3       $  216.1    $  118.8
                              =======    =======       ========    ========


(5) Comprehensive Income

Accumulated other comprehensive income (loss) as reported in the Consolidated Condensed Balance Sheets as of March 31, 2000 and June 30, 1999, represents unrealized gains/losses on certain investments and foreign currency translation adjustments. The components of comprehensive income, net of related tax, for the three- month and nine-month periods ended March 31, 2000 and 1999 were as follows:

                                              Three-month period ended  Nine-month period ended
                                                       March 31,               March 31,
                                                   2000        1999        2000        1999

Net income                                       $   25.1    $  25.0    $  150.5    $  139.3
Change in other comprehensive income (loss):
  Foreign currency translation
   adjustments                                       (7.8)     (14.8)       (9.4)       (2.3)
  Net unrealized gains on certain
   investments, net of deferred
   taxes of $45.1 and $137.5,
   respectively                                     101.4         --       255.4          --
                                                 --------    -------    --------    --------
Total comprehensive income                       $  118.7    $  10.2    $  396.5    $  137.0
                                                 ========    =======    ========    ========


Net unrealized gains on certain investments, net of deferred taxes, principally represent our investments in the voting common shares of LookSmart, Ltd., and Healtheon/WebMD Corporation. These securities are accounted for and classified as available for sale securities and are included in marketable securities in the Consolidated Condensed Balance Sheet at fair value based on quoted market prices.

As of March 31, 2000, the market value of those shares totaled $396.0 for LookSmart, Ltd., and $9.9 for Healtheon/WebMD Corporation. As of April 28, 2000, the market value of those shares totaled $216.0 for LookSmart, Ltd., and $9.1 for Healtheon/WebMD Corporation.

(6)  Other Operating Items

In the third quarter of 2000, we recorded other operating items of $9.3 ($6.2 after tax, or $0.06 per share) comprised of:

- Charges of $9.7 ($6.4 after tax or $0.06 per share) primarily for severance costs associated with the outsourcing of customer service in certain countries and centralization of certain accounting functions and costs related to the discontinuance of certain unproductive activities.

- Adjustments to remaining accrual balances from charges originally recorded in 1999, 1998 and 1996. This resulted in a benefit of $4.0 ($2.7 after tax or $0.02 per share).

- Asset impairments of $3.6 ($2.5 after tax or $0.02 per share) related principally to property, plant and equipment in the United Kingdom.

In the second quarter of 1999, we recorded other operating items of $31.0 ($21.5 after tax or $0.20 per share). The other operating items and impairment losses recorded in the second quarter of 1999 comprised charges of $66.0 ($43.7 after tax or $0.41 per share) primarily for: (i) severance costs associated with re-engineering activities, (ii) costs related to the discontinuation of certain unproductive businesses and (iii) asset impairments. These charges were partially offset by adjustments to accrual balances from prior year charges, resulting in a benefit of $35.0 ($22.2 after tax or $0.21 per share).

As described in Note Two to our consolidated financial statements included in our 1999 Annual Report to Stockholders, we recorded charges of $37.9, $70.0 and $35.0 in the years ended June 30, 1999, 1998 and 1997, respectively. Other operating items in 1999, net of reversals of $55.6 for adjustments to prior year accruals, related primarily to the streamlining of our organizational structure and the strategic repositioning of certain businesses. Other operating items in 1998 consisted primarily of severance costs associated with workforce reductions. Other operating items in 1997 related primarily to the realignment of our organizational structure and operations.

The current activity and reserve balances remaining at March 31, 2000, associated with other operating items, excluding asset impairment activity, were:

                                              Balance at    Current       Balance
                                            June 30, 1999   Activity     Remaining

Employee retirement and severance benefits     $  48.0      $ (17.0)      $  31.0
Contract terminations                             15.0         (8.6)          6.4

Totals                                         $  63.0      $ (25.6)      $  37.4

(7) Debt

As described in Note Nine to our consolidated financial statements included in our 1999 Annual Report to Stockholders, we are a party to a Competitive Advance and Revolving Credit Facility Agreement (the Credit Agreement), which provides for borrowings of up to $300.0. The Credit Agreement was amended as of September 2, 1999. Prior to the amendment, the Credit Agreement included a covenant to maintain a minimum level of consolidated tangible net worth. The amendment provides borrowing flexibility by replacing this covenant with covenants to maintain minimum levels of consolidated assets and net worth and a maximum level of leverage. At March 31, 2000, no borrowings were outstanding under the Credit Agreement.

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

(9) Change in Accounting for Pension Assets

Effective July 1, 1998, we changed our method for calculating the market-related value of pension plan assets. This method is used in determining the return-on-asset component of annual pension expense and the cumulative net unrecognized gain (loss) subject to amortization. We believe that the new method is more widely used in practice and preferable because it results in pension plan asset values that more closely approximate fair value, while still mitigating the effect of annual market value fluctuations. In addition, the new method facilitates the global management of our pension plans as it results in a consistent methodology for all plans. This change resulted in a non-cash benefit in the first quarter of 1999 of $40.5 ($25.3 after tax or $0.24 per share). This benefit represented the cumulative effect of the change related to years prior to 1999.

(10) Acquisition of Books Are Fun, Ltd.

On October 1, 1999, we purchased 100% of the outstanding common stock of Books Are Fun, Ltd. Books Are Fun, Ltd. sells books and gift items by display marketing those products on-site at schools and corporate businesses. The total purchase price of $393.2 was financed through a combination of internal funds and bank borrowings of $120.0 and was repaid during the second quarter of 2000. The acquisition was accounted for using the purchase method of accounting and generated $346.0 in purchased goodwill. The goodwill is being amortized using the straight-line method over a period of 20 years. The results of Books Are Fun, Ltd. have been consolidated since October 1, 1999, and are included in our financial results for the three-month and nine-month periods ended March 31, 2000.

The following presents pro forma information as though the acquisition took place at the beginning of each period presented.

                                  Three-month period ended     Nine-month period ended
                                         March 31,                    March 31,
                                      2000        1999            2000           1999

Pro forma information:
  Revenues                        $   620.4   $   636.1      $   2,014.5   $   2,143.7
  Income before extraordinary
   items                          $    25.1   $    20.0      $     144.9   $     108.2
  Net income                      $    25.1   $    20.0      $     144.9   $     133.5

Earnings per share:
  Basic                           $    0.23   $    0.18      $      1.35   $      1.24
  Diluted                         $    0.23   $    0.18      $      1.34   $      1.23

These unaudited pro forma results have been prepared for comparative purposes only and include certain adjustments, such as additional amortization expense as a result of goodwill, increased interest expense from the acquisition debt and lower interest income from reduced cash on hand. The results are not intended to be indicative of past or future results of operations had the acquisition took place at the beginning of each period.

(11) Sale of American Health

In August 1999, we sold American Health magazine, which resulted in a gain of $6.5 ($4.1 after tax or $0.04 per share) recorded in other income, net.

(12) Commitments

In February 2000, we announced our plans to enter into a long-term licensing agreement with World's Finest Chocolate, Inc. Under the terms of the agreement, QSP, Inc. will have a long-term commitment to purchase World's Finest Chocolate, Inc. products and the exclusive right to sell those products for fundraising purposes. The purchase commitment will be based on annual minimum tonnage amounts.

In October 1999, we entered into an agreement with BrandDirect Marketing Inc., an affinity membership-based direct marketing company, to acquire an 18% equity interest in BrandDirect Marketing Inc. and to develop and market Reader's Digest-branded membership clubs. As prescribed by the agreement, we have paid $25.0 in October 1999 and are scheduled to make another payment of $25.0 in July 2000 for a total investment of $50.0. The agreement also permits us to acquire additional equity in BrandDirect Marketing Inc. through the exercise of warrants and other rights. This investment is being accounted for using the cost method and is included in other noncurrent assets in the Consolidated Condensed Balance Sheet.

 (13) Share Repurchase Plan

In January 2000, we announced plans to repurchase up to 5 million shares or about 5 percent of our outstanding Class A nonvoting common stock. As of March 31, 2000, we have purchased approximately 1.3 million shares totaling $45.5.

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

Management's Discussion and Analysis of operating profit has been written excluding the net effect of:

- Third quarter 2000 other operating items of $9 ($6 after tax or $0.06 per share).

- Second quarter 1999 other operating items of $31 ($21 after tax or $0.20 per share).

The other operating items recorded in the third quarter of 2000 comprised charges of $13, primarily for: (i) severance costs associated with the outsourcing of customer service in certain countries and the centralization of certain accounting operations of $6, (ii) costs related to the discontinuation of certain activities of $3 and (iii) asset impairments of $4. These charges were partially offset by adjustments to accrual balances from prior year charges, resulting in a benefit of $4.

The other operating items recorded in the second quarter of 1999 comprised charges of $66, primarily for: (i) severance costs associated with re-engineering activities, (ii) costs related to the discontinuation of certain unproductive businesses and (iii) asset impairments. These charges were partially offset by adjustments to accrual balances from prior year charges, resulting in a benefit of $35.

THREE-MONTH PERIOD ENDED MARCH 31, 2000, COMPARED WITH THREE-MONTH PERIOD ENDED MARCH 31, 1999

Results of Operations:  Company-Wide

Revenues and Operating Profit

Revenues for the third quarter of 2000 increased 3% to $620, compared with $605 in the third quarter of 1999. Excluding the adverse effect of changes in foreign currency exchange rates, revenues increased 6%. The revenue increase was primarily attributable to the addition of Books Are Fun, Ltd., which was acquired during the second quarter of 2000 and provided $45 in additional revenues. We also experienced revenue growth because of our other new businesses (insurance alliances and gifts.com, Inc.) and in certain international markets for Global Books and Home Entertainment products and Reader's Digest magazine. Partially offsetting these increases were:

- Revenue declines for certain Global Books and Home Entertainment products from the elimination of marginally profitable activities. These declines were experienced in the United States for video products and in Finland, Germany and Benelux for music products.

- Declines in sales of Reader's Digest magazine in certain markets, primarily because of previously planned reductions in the circulation levels.

- Lower revenues from the sale of the subscription list of American Health magazine during the first quarter of 2000.

Operating profit for the third quarter of 2000 increased 18% to $40, compared with $34 in the third quarter of 1999. The increase in operating profit, mostly in the United States, was principally from overhead cost reduction initiatives in Global Books and Home Entertainment. Contributing to Global Books and Home Entertainment's profit improvement were higher sales of Select Editions products sold globally and a higher-priced mix of sales of general books and music products in Brazil and Poland.

Partially offsetting these increases in operating profit were marketing and start-up costs related to gifts.com, Inc. and other new businesses, along with operating profit declines experienced by U.S. Magazines.

Other Income, Net

Other income, net decreased in the third quarter of 2000 to $5, compared with $6 in the third quarter of 1999.

Income Taxes

For the third quarter of 2000, the reported tax rate was 29.5%, compared with 37.7% for the third quarter of 1999. Excluding the items affecting the comparability of reported results in the third quarter of 2000, the overall effective tax rate were 34.5% for the third quarter of 2000 and 37.5% for the prior year period. The lower overall effective rate for 2000 is a result of tax initiatives in certain international markets, as well as the deductibility of goodwill associated with the sale of American Health magazine.

Net Income and Earnings Per Share

Net income was $25 or $0.23 per share on both a basic and diluted-earnings basis for the third quarter of 2000 and 1999. Excluding the items in 2000 affecting the comparability of reported results, basic and diluted earnings per share was $0.29 in the third quarter of 2000.

Results of Operations:  Operating Segments

Global Books and Home Entertainment

Revenues for Global Books and Home Entertainment increased 7% in the third quarter of 2000 to $401, compared with $374 in the third quarter of 1999. Excluding the adverse effect of changes in foreign currency exchange rates, revenues increased 12%. The primary reasons for the increase in revenues were:

- The addition of Books Are Fun, Ltd., which was acquired in the second quarter of 2000, and provided $45 in revenue for the third quarter of 2000.

- Revenue growth in France, Brazil, Mexico and Australia, principally as a result of growth in Select Editions product sales and increased pricing and higher unit sales of general books products.

- Growth in the United States from higher sales of Young Families products primarily because of increased promotions.

Partially offsetting these increases were revenue declines resulting principally from the continued strategic reduction in the number of mailings and mail quantities sent to marginal customers and the elimination of marginally profitable activities. These declines were most notably in the United States for video products and Germany, Finland and Benelux for music products.

Operating profit for Global Books and Home Entertainment increased significantly in the third quarter of 2000 to $47, compared with $27 in the third quarter of 1999. The increase was primarily the result of improved profitability in the United States, Brazil, Australia and Poland.

In the United States, benefits were realized primarily from re-engineering efforts to reduce overhead costs. In Brazil, results improved principally from the successful performance of music products and a higher-priced mix of music and Select Editions products. Higher prices and increases in sales of general books products in Australia, along with the closing of a retail business improved profits in that country. Profits increased in Poland because of higher-priced and increased sales of music products and the elimination of an unprofitable music club.

U.S. Magazines

Revenues for U.S. Magazines decreased 8% in the third quarter of 2000 to $137, compared with $148 in the third quarter of 1999. The decrease in revenues was primarily attributable to:

- The absence of American Health magazine, whose subscription list was sold during the first quarter of 2000. The last issue for that magazine was published in October 1999.

-     Lower  subscription   revenues  from  Reader's  Digest  magazine,   mostly
      resulting from the planned reduction in the circulation rate base.

Partially  offsetting  these  decreases  was higher  advertising  revenues  from
Reader's  Digest  magazine,   resulting  from  an  increase  in  the  number  of
advertising pages sold at a slightly higher rate per page.

Operating profit for U.S. Magazines decreased in the third quarter of 2000 to $8, compared with $15 in the third quarter of 1999. The decrease mostly reflects reduced profit from increased investment spending in new marketing channels for Reader's Digest magazine and higher circulation promotion costs for certain special interest magazines.

International Magazines

Revenues for International Magazines decreased 4% in the third quarter of 2000 to $73, compared with $76 in the third quarter of 1999. Excluding the adverse effect of changes in foreign currency exchange rates, revenues increased 1%. Revenues increased primarily because of subscription and advertising price increases in many markets, especially Germany, Mexico and Hong Kong. These increases were partially offset by previously planned circulation rate base reductions experienced in most markets.

Operating losses declined in the third quarter of 2000 to $(2) from an operating loss of $(7) in the third quarter of 1999, primarily as a result of subscription price increases in many markets and the closure of unprofitable operations in Chile, Colombia and Peru. These profit improvements were partially offset by increased marketing investments in international markets.

Other Businesses

Revenues from Other Businesses increased 39% in the third quarter of 2000 to $9, compared with $7 in the third quarter of 1999, primarily as a result of revenue from insurance alliances and gifts.com, Inc.

Operating losses from Other Businesses amounted to $(12) in the third quarter of 2000, compared with a loss in the third quarter of 1999 of $(1). These losses were primarily attributable to marketing and start-up costs for a number of ventures, principally gifts.com, Inc. Partially offsetting these losses were profits from insurance alliances during the quarter.

NINE-MONTH PERIOD ENDED MARCH 31, 2000, COMPARED WITH NINE-MONTH PERIOD ENDED MARCH 31, 1999

Results of Operations:  Company-Wide

Revenues and Operating Profit

Revenues for the nine-month period ended March 31, 2000 decreased 1% to $1,984, compared with $2,002 for the prior year period. Excluding the adverse effect of changes in foreign currency exchange rates, revenues increased 2%. The primary reasons for the increase in revenues were:

- The addition of Books Are Fun, Ltd., which was acquired as of October 1, 1999 and provided $143 in additional revenues to Global Books and Home Entertainment.

- Additional revenues from Other Businesses, primarily because of increased activity from gifts.com, Inc. and insurance alliances.

Offsetting a portion of these increases were lower revenues from Global Books and Home Entertainment, principally because of the strategic reduction in the number of mailings and mail quantities within mailings in the first half of the year. These reductions were primarily for general books, music and video products. Also, planned reductions in the circulation rate base of Reader's Digest magazine sold in the United States and international markets reduced sales volumes.

Operating profit for the nine-month period ended March 31, 2000 increased significantly to $225, compared with $150 for the prior year period. Profit increases were realized in virtually all countries, especially in the United States and to a lesser extent in Germany, Brazil, France, Poland, Australia and the United Kingdom. The increase in operating profit in the United States was primarily the result of re-engineering efforts, particularly the strategic reduction of promotional mailings, which lowered product and promotion costs. Additionally, overhead costs were lower on a company-wide basis, primarily because of initiatives to re-engineer critical processes and eliminate marginally profitable activities.

International Magazines also contributed to the increase in operating profit, primarily from subscription price increases, lower promotion costs from the strategic reduction in promotional mailings and the closing or sale of marginally profitable operations. A portion of the operating profit increase was offset by marketing and start-up costs for new business ventures, principally gifts.com, Inc.

Other Income, Net

Other income, net decreased for the nine-month period ended March 31, 2000 to $14, compared with $69 for the prior year period. Items that affected the comparability of other income, net during the nine-month period ended March 31, 2000 included:

- A gain from the sale of American Health magazine of $6 ($4 after tax or $0.04 per share).

- A net increase in interest income of $5 because of higher cash and cash equivalents balances compared with the prior year.

Items that affected the comparability of other income, net during the nine-month period ended March 31, 1999 included:

- A gain from the sale of important works of art from our fine art collection of $85 ($53 after tax or $0.50 per share).

- Foreign exchange losses, principally from the devaluation of the Russian ruble.

- A loss from the sale of our operations in South Africa of $8 ($6 after tax or $0.06 per share).

Income Taxes

For the nine-month period ended March 31, 2000, the reported tax rate was 34.6%, compared with 39.3% for the nine-month period ended March 31, 1999. Excluding the items affecting the comparability of reported results for the nine-month period ended March 31, 2000 and 1999, the overall effective tax rate was 34.5% for 2000 and 37.5% for 1999. The lower overall effective rate for 2000 is a result of tax initiatives in certain international markets, as well as the deductibility of goodwill associated with the sale of American Health magazine.

Change in Accounting Principles

In the first quarter of 1999, we adopted a preferred method for calculating the market-related value of pension plan assets. This method is used in determining the return-on-asset component of annual pension expense and the cumulative net unrecognized gain (loss) subject to amortization. The cumulative effect of adopting this change, for years prior to 1999, was a non-cash benefit of $40 ($25 after tax or $0.24 per share).

Net Income and Earnings Per Share

Net income was $150 or $1.39 per share on a diluted-earnings basis ($1.40 per share for basic earnings per share) for the nine-month period ended March 31, 2000. For the prior year period, net income was $139 or $1.29 for diluted and basic earnings per share. Excluding other operating items in 2000 affecting the comparability of reported results, diluted earnings per share was $1.45 ($1.46 per share for basic earnings per share) for the nine-month period ended March 31, 2000. Excluding the cumulative effect of change in accounting principles for pension assets in the first quarter of 1999 and other operating items in 1999 affecting the comparability of reported results, basic and diluted earnings per share were $1.25 for the nine-month period ended March 31, 1999.

Results of Operations:  Operating Segments

Global Books and Home Entertainment

Revenues for Global Books and Home Entertainment were $1,203 for the nine-month periods ended March 31, 2000 and 1999. Excluding the adverse effect of changes in foreign currency exchange rates, revenues increased 4% for the nine-month period ended March 31, 2000. Revenue growth of $143 from the addition of Books Are Fun, Ltd. in the second quarter of 2000 and other revenue gains in some international markets were partially offset by certain revenue declines. We experienced significant revenue growth in Brazil, Mexico, Poland and France. Improved payment performance, along with a higher-priced product mix of Select Editions and general books products in these four countries, increased revenues for Global Books and Home Entertainment products.

The declines in revenues were primarily attributable to the strategic reduction in the number of mailings to marginal customers and the elimination of marginally profitable activities. These actions, which took place principally in the first half of the fiscal year in the United States, resulted in lower sales of general books, music and video products. In our European markets, including Finland, Benelux, Germany, Switzerland and the United Kingdom, these efforts resulted in lower sales of music and general books products. The closing of unprofitable operations in Chile, Colombia and Peru and the sale of our South African operations in 1999 also contributed to the revenue decline.

Operating profit for Global Books and Home Entertainment increased significantly for the nine-month period ended March 31, 2000 to $174, compared with $83 for the prior year period. Profit increases were realized in virtually all countries, especially in the United States and to a lesser extent in Germany, Poland, France, Australia, the United Kingdom and Brazil. Operating profit in most countries improved due to substantial reductions in overhead, product, and promotion costs from re-engineering efforts. In some countries, these improvements were partially offset by the effect of lower sales volumes from fewer mailings to marginal customers.

Operating profit in the United States increased primarily because of the addition of Books Are Fun, Ltd., and reduced costs from re-engineering efforts. In Germany, improved operating profit was primarily from re-engineering efforts to reduce product and promotion costs. Contributing to the profit improvement in Poland, France, Australia and the United Kingdom, were re-engineering efforts, which reduced product costs and promotional mailings to marginally profitable customers. In addition, Poland and France benefited from higher overall response rates to Select Editions and general books products. Brazil realized an increase in operating profit from higher average prices for Select Editions and general books products.

In Russia, we scaled back our operations in response to the economic crisis in that country in August 1999. As a result, an operating loss was realized for the nine-months ended March 31, 1999. In the current year period, we have realized a profit in Russia, principally from revenue growth in the third quarter of 2000.

U.S. Magazines

Revenues for U.S. Magazines decreased 3% for the nine-month period ended March 31, 2000 to $522, compared with $539 for the prior year period. The decrease in revenues was attributable to:

- Lower subscription revenues from Reader's Digest magazine, resulting from the planned reduction in the circulation rate base to 12.5 million, which was effective on July 1, 1999, compared with a base of 15.0 million for the period from July 1 to December 31, 1998, and 13.3 million for the period from January 1 to June 30, 1999.

-     Slightly  lower  advertising   revenues  from  Reader's  Digest  magazine,
      resulting from a reduction in advertising pages sold at a slightly lower rate per page.

- Lower revenues for American Health magazine, whose subscription list was sold during the first quarter of 2000. The last issue for that magazine was published in October 1999.

Partially offsetting these decreases were higher average selling prices across all QSP, Inc. product lines and an increase in sales of QSP, Inc. gift products. In addition, revenues increased from the sale of three additional issues of American Woodworker magazine, which was acquired in the second quarter of fiscal 1999.

Operating profit for U.S. Magazines increased 3% for the nine-month period ended March 31, 2000 to $85, compared with $82 for the prior year period. The increase mostly reflects improved margins of QSP, Inc., and lower promotion and product costs for Reader's Digest magazine, primarily attributable to the circulation rate base reduction.

International Magazines

Revenues for International Magazines decreased 7% for the nine-month period ended March 31, 2000 to $224, compared with $240 for the prior year period. Excluding the adverse effect of changes in foreign currency exchange rates, revenues decreased 1%. Revenues declined principally as a result of our strategic reduction of the circulation rate base for Reader's Digest magazine in most markets to improve profitability.

Revenues declined in part because operations in Russia were sharply reduced after the second quarter of 1999 in response to the economic crisis in that country, and as a result, there were significantly fewer subscribers in the nine-month period ended March 31, 2000. The closing of unprofitable operations in Chile, Colombia and Peru and the sale of our South African operations in 1999 also contributed to the decline in revenues. These declines in revenues were partially offset by subscription price increases and increases in circulation rates, particularly in Mexico and Brazil.

Operating profit improved to $2 for the nine-month period ended March 31, 2000 from an operating loss of $(15) for the prior year period, primarily as a result of subscription price increases in many markets and lower promotion costs from the strategic reduction in promotional mailings. In addition, operating profit improved from the closing or sale of unprofitable operations.

Other Businesses

Revenues from Other Businesses increased 80% for the nine-month period ended March 31, 2000 to $35, compared with $20 for the prior year period, primarily as a result of revenue increases from gifts.com, Inc. and insurance alliances.

Operating losses from Other Businesses amounted to $(36) for the nine-month period ended March 31, 2000, compared with losses for the prior year period of $(1). These losses were primarily attributable to the marketing and start-up costs for a number of ventures, principally gifts.com, Inc. Profits from insurance alliances during the period partially offset these losses.

Forward-Looking Information

Fiscal 2000 Results

We continue to expect significant full-year operating profit growth in fiscal year 2000. Our outlook reflects the positive effects of Books Are Fun, Ltd. and our financial services partnerships, partially offset by the effects of significant investment spending as a percentage of operating profit. As a result of revenue declines more modest than previously expected for the year and the acquisition of Books Are Fun, Ltd. in October 1999, we believe that revenues for the full fiscal year 2000 may be slightly higher than full fiscal year 1999.

Liquidity and Capital Resources


                                                     Activity for the nine-month
                                                     period ended March 31, 2000

Cash and cash equivalents at June 30, 1999                     $  413.4

Net change in cash from:
  Operating activities                                            213.9
  Investing activities                                           (422.7)
  Financing activities                                            (41.5)
  Effect of exchange rate changes on cash and cash
   equivalents                                                     (5.3)

Net change in cash and cash equivalents                          (255.6)
                                                               --------
Cash and cash equivalents at March 31, 2000                    $  157.8
                                                               ========

Cash and cash equivalents decreased 62% to $158 at March 31, 2000, compared with $413 at June 30, 1999. The decrease consisted principally of the acquisition of Books Are Fun, Ltd. for $393, investments in new initiatives of $53 (primarily BrandDirect Marketing, Inc. and schoolpop.com) and common stock repurchases totaling $46. Offsetting these investments of cash were positive cash flows from operating activities.

As described in Note Nine to our consolidated financial statements included in our 1999 Annual Report to Stockholders, we are a party to a Competitive Advance and Revolving Credit Facility Agreement (the Credit Agreement). The Credit Agreement was amended as of September 2, 1999. Prior to the amendment, the Credit Agreement included a covenant to maintain a minimum level of consolidated tangible net worth. The amendment provides borrowing flexibility by replacing this covenant with covenants to maintain minimum levels of consolidated assets and net worth and a maximum level of leverage. At March 31, 2000, no borrowings were outstanding under the Credit Agreement.

In January 2000, we announced plans to repurchase up to 5 million shares or about 5 percent of our outstanding Class A nonvoting common stock. As of March 31, 2000, we have purchased approximately 1.3 million shares totaling $46.

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

We believe that our liquidity, capital resources, cash flow and borrowing capacity are sufficient to fund normal capital expenditures, working capital requirements, the payment of dividends, the execution of our share repurchase program and the implementation of our strategic initiatives.

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

At March 31, 2000, our primary foreign currency market exposures included the euro and the British pound. We estimate that the results of a uniform 10% weakening and 10% strengthening in the value of the U.S. dollar relative to the currencies in which the option and forward contracts are denominated, with all other variables held constant, would have the following effect:

                                      Effect of a 10%         Effect of a 10%
                                         Weakening             Strengthening
                                    of the U.S. Dollar       of the U.S. Dollar

Option Contracts                        $  (4.9)                    $ 8.1
Forward Contracts                       $ (12.0)                    $ 9.8


These estimates represent changes to the fair value of the option and forward contracts on a stand-alone basis. Such changes would be substantially offset by the related impact on the assets, liabilities and operating profits being hedged. Also, this calculation assumes that each exchange rate would change in the same direction relative to the U.S. dollar. Changes in exchange rates not only affect the U.S. dollar value of the fair value, but also affect the underlying foreign subsidiaries' income. Our sensitivity analysis as described above does not consider potential changes in local sales levels, local currency prices, or amounts of option or forward contracts to cover these changes.

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

                                 PART II. OTHER INFORMATION

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K.


(a)   EXHIBITS

      10.29 Certificate of Amendment of the Certificate of Incorporation of The Reader's Digest Association, Inc. filed with the State of Delaware on November 19, 1999.

      10.30 Termination Agreement dated as of September 1, 1996 between The Reader's Digest Association, Inc. and Christopher P. Willcox, as amended on February 24, 2000.

      27    Financial Data Schedule

(b)   REPORTS ON FORM 8-K

      During the three months ended March 31, 2000, The Reader's Digest Association, Inc. has not filed any reports on Form 8-K.

                                         SIGNATURES

================================================================================


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           The Reader's Digest Association, Inc.
                                           (Registrant)

Date:  May 8, 2000                   By:   /s/GEORGE S. SCIMONE
                                           George S. Scimone
                                           Senior Vice President and
                                           Chief Financial Officer
                                           (and authorized signatory)

                                  EXHIBIT INDEX

Exhibit                                                                     Page

10.29 Certificate of Amendment of the Certificate of Incorporation of The Reader's Digest Association, Inc. filed with the State of Delaware on November 19, 1999.
10.30 Termination Agreement dated as of September 1, 1996 between The Reader's Digest Association, Inc. and Christopher P. Willcox, as amended on February 24, 2000.
27        Financial Data Schedule



EXHIBIT 10.29

                            CERTIFICATE OF AMENDMENT

                                     OF THE

                      RESTATED CERTIFICATE OF INCORPORATION

                                       OF

                      THE READER'S DIGEST ASSOCIATION, INC.

     The  undersigned,  being the Chairman of the Board of  Directors  and Chief
Executive  Officer  of  The  Reader's  Digest  Association,   Inc.,  a  Delaware
corporation,

                  DOES HEREBY CERTIFY:

                  FIRST:  That  resolutions  of the Board of  Directors  of this
            Corporation were duly adopted setting forth proposed amendments to the Restated Certificate of Incorporation of this Corporation (the "Restated Certificate") declaring said amendments to be advisable and submitting the amendments to the stockholders of the Corporation for their consideration. The resolutions setting forth the proposed amendments are as follows:

                  RESOLVED, that subparagraph (2) of paragraph (b) of Article V of the Restated Certificate be, and it hereby is, amended and restated in its entirety to read as follows:

                        (a) To provide for the  issuance,  from time to time, of
                  the shares of stock of the Corporation, whether now or hereafter authorized, for such consideration and on such terms and conditions as it may lawfully fix from time to time; and all shares so issued, the full consideration for which has been paid, shall be deemed fully paid and nonassessable; provided, however, that (i) authorized but unissued shares of the capital stock of the Corporation having any voting rights in addition to those prescribed by law shall only be issued if such issuance is approved by vote of the holders of shares of Class B Voting Common Stock and (ii) issued shares of capital stock of the Corporation having any voting rights in addition to those prescribed by law which are owned by the Corporation shall only be sold, assigned, transferred or otherwise disposed of by the Corporation if such sale, assignment, transfer or other disposition is approved by vote of the holders of shares of Class B Voting Common Stock, except that no such approval shall be required in the case of either clause (i) or (ii) for (A) the issuance or sale, assignment, transfer or other disposition of shares of Class B Voting Common Stock to the holders of shares of Class B Voting Common Stock in payment of a dividend or other distribution declared by the Board of Directors upon the common stock of the Corporation that is payable in common stock of the Corporation, or (B) the issuance or sale, assignment, transfer or other disposition of Preference Stock having only the voting rights described in paragraph (k)(B)(ii) of Article IV.

                  SECOND:  That thereafter,  pursuant to resolution of its Board of Directors, the officers of the Corporation submitted the proposed amendments to a vote of the stockholders entitled to vote thereon at the annual meeting of stockholders of the Corporation.

               THIRD: That the amendments were duly adopted in accordance with the provisions of Section 242 of the Delaware General Corporation Law.


            IN WITNESS WHEREOF, the Chairman of the Board of Directors and Chief Executive Officer of the Corporation has executed this certificate on this 17th day of November, 1999.

                                  By:  /s/THOMAS O. RYDER
                                       Name: Thomas O. Ryder
                                       Title: Chairman of the Board of Directors
                                              and Chief Executive Officer

ATTEST:

/s/CLIFFORD H.R. DUPREE
Clifford H.R. DuPree
Secretary



EXHIBIT 10.30
                                [RDA Letterhead]

                                          April 1, 1996



Mr. Christopher P. Willcox
Senior Vice President and Editor-in-Chief, Reader's Digest Magazine The Reader's Digest Association, Inc.

Reader's Digest Road
Pleasantville, NY   10570-7000


Dear Chris:

This letter serves to confirm those payments and benefits that you will receive, subject to and in accordance with the terms and conditions of this Agreement in connection with a termination of your employment with the Company.

1.    Termination of Employment

1.1 The Company may terminate your employment at any time, with or without stated reason. You shall receive the benefits provided hereunder upon the termination of your employment by you for "Good Reason," as defined in
      Section 1.2, or the termination of your employment by the Company, unless such termination is for "Cause," as defined in Section 3.1 of the Severance Plan. Any termination by you shall be communicated by written Notice of Termination indicating the termination provision in this Agreement relied upon, if any, and the Date of Termination; provided that the Date of Termination shall in no event be earlier than 10 business days after the date on which such Notice of Termination is effective pursuant to Section 15 hereof.

1.2 For purposes of this Agreement, "Good Reason" shall mean the occurrence of any of the following without your express written consent:

      1.2.1 the assignment to you without your written consent of any duties materially inconsistent with your then current position, duties, responsibilities and status with the Company, or a material change or a substantial diminution in your then current authority, reporting responsibilities, titles or offices, or removal from or failure to re-elect you to any such position or office except in the event of a termination of your employment for Cause, death, total disability (as defined in The Reader's Digest Association, Inc. Retirement Plan) or mandatory retirement;

      1.2.2 a reduction by the Company in your annual base salary as in effect on the date of this Agreement or as the same may be increased from time to time, unless such reduction is part of and consistent with a good faith management-wide or Company-wide cost cutting program, and then only if the percentage of your reduction is no greater than that of the other management personnel;

      1.2.3 a relocation without your written consent to an office located anywhere other than within 50 miles of your primary residence, except for required travel on Company business to an extent substantially consistent with your then current business travel obligations;

      1.2.4 the failure by the Company to continue in effect any compensation plan or other fringe benefit provided by the Company in which you participate on the date of this Agreement that, by itself or in the aggregate, is material to your total compensation from the Company, unless there shall have been instituted a replacement or substitute plan or fringe benefit providing comparable benefits or unless such failure is part of and consistent with a good faith benefit discontinuance applicable to all of the management personnel of the Company and then only if the scope of the discontinuance with respect to you is no greater than that of the other management personnel; or

      1.2.5 the failure of the Company to obtain a satisfactory agreement from any successor to the Company to assume and agree to perform this Agreement. The Company shall use its best efforts to require any successor (whether direct or indirect, by purchase, merger, consolidation or otherwise) to all or substantially all of the businesses or assets of the Company to expressly assume and agree to perform this Agreement.

1.3 Any termination of your employment by you for "Good Reason" shall be made within 180 days after the occurrence of the "Good Reason."

2.    Compensation Upon Termination

2.1 If your employment shall be terminated and you are entitled to benefits under Section 1 of this Agreement then, except as provided in Section 2.2 and 2.3, you shall receive the following benefits for each year of the Severance Period (as defined below):

      2.1.1 the Company shall pay to you as severance pay a total amount equal to the sum of

            (a) your highest annual base salary in effect any time during the 12-month period prior to the Date of Termination plus

            (b)   the higher of the following:

                  (i) the highest amount paid to you under The Reader's Digest Association, Inc. Management Incentive Compensation Plan (the "Annual Incentive Plan") during the three plan years most recently ended prior to the Date of Termination; or

                  (ii) the originally approved target amount of the highest award, if any, under the Annual Incentive Plan outstanding on the Date of Termination, as such target amount may have been increased prior to the Date of Termination.

                  Any compensation received by you or granted to you in lieu of an amount paid under the Annual Incentive Plan for any one-year period (whether in the form of restricted stock or otherwise) shall be deemed to be an amount paid to you under the Annual Incentive Plan for purposes of this Section. Any compensation receivable by you in lieu of an amount payable under the Annual Incentive Plan for any period shall be deemed to be an additional target amount for purposes of this Section. The amount of any non-cash compensation received or receivable shall be the greater of the fair market value of such compensation on the date of award or the cash amount that would have been received by you in lieu of such non-cash compensation.

            The aggregate amount of severance payable under this Section shall be paid in equal installments on a bi-weekly basis, commencing upon the Date of Termination.

      2.1.2 the Company shall maintain in full force and effect, for your continued benefit for the Severance Period, all welfare benefit plans and programs or arrangements in which you participated immediately prior to the Date of Termination, provided that your continued participation is possible under the general terms and conditions of such welfare plans and programs. In the event that your participation in any such plan or program is barred, the Company shall provide you with benefits substantially similar to those which you would have been entitled to receive under such welfare plans and programs had your participation not been barred.

2.2 If your employment is terminated by you for "Good Reason" or if your employment is terminated by the Company other than for "Cause," then the Severance Period shall be the period of two years immediately following the Date of Termination.

2.3 If your employment is terminated for Cause, the Company shall pay you your base salary through the Date of Termination, and the Company shall have no further obligations to you under this Agreement.

3.    Long-Term Incentive Plan Benefits

3.1 You shall have the right to exercise your outstanding stock options and stock appreciation rights under the 1989 and 1994 Key Employee Long-Term Incentive Plans (the "Long Term Incentive Plans") to the extent they are exercisable or would become exercisable during the Severance Period as if your employment with the Company continued during the Severance Period. Such stock options and stock appreciation rights shall continue to vest during the Severance Period as if your employment with the Company continued during the Severance Period and, upon completion of the Severance Period, shall vest and be exercisable as if your employment terminated at that time by reason of either (a) an involuntary termination without cause or a mutual agreement (within the terms of the particular award) or (b) retirement (within the terms of the particular award), if applicable.

3.2 Your outstanding performance units, restricted stock and awards (other than stock options and stock appreciation rights) under the Long Term Incentive Plans shall continue to be outstanding and payable during the Severance Period as if your employment with the Company continued during the Severance Period and, if applicable, shall vest upon completion of the Severance Period in accordance with the terms of the award as if your employment terminated at that time by reason of either (a) an involuntary termination without cause or a mutual agreement (within the terms of the particular award) or (b) retirement (within the terms of the particular award), if applicable. Any such award that is based on a period of employment shall be payable on a prorated basis as if your employment had continued during the Severance Period.

      3.2.1 If any such award is subject to specific performance goals and your employment is terminated by you for "Good Reason" or your employment is terminated by the Company other than for "Cause," then the award shall be payable to the extent such performance goals are attained.

3.3 If any benefits due under Section 3 cannot be paid under the existing or amended terms of an applicable plan or award agreement, the Company shall pay you the value of such benefits at the time they would otherwise be payable if they were payable under such terms.

4.    Retirement Plan Benefits

4.1 The Company shall pay to you an amount equal to the difference between your monthly retirement benefit payable under The Reader's Digest Association, Inc. Retirement Plan (the "Retirement Plan"), the Excess Benefit Retirement Plan of The Reader's Digest Association, Inc. (the
      "Excess Benefit Retirement Plan") and The Reader's Digest Executive Retirement Plan (the "Executive Retirement Plan") and the amount that would have been payable if your age and aggregate periods of service under those plans included the Severance Period. In addition, the Severance Period shall be considered to be additional Credited Service for all purposes (including vesting) under the Executive Retirement Plan. Any amount payable under this Section 4.1 shall be payable at the same time and in the same form as such payments would have been made under the Retirement Plan.

4.2 Upon completion of the Severance Period, if you are not vested under the Retirement Plan, the Excess Retirement Plan or the Executive Retirement Plan, you will receive a lump sum payment in the amount of the equivalent actuarial value (as determined under the Retirement Plan) of pension credits that would have been earned through the end of the Severance Period, without regard to vesting, with any such payment to be made within 90 days of the end of the Severance Period.

5. Your participation in The Reader's Digest Employees Profit-Sharing Plan and the Profit -Sharing Benefit Restoration Plan of The Reader's Digest Association, Inc. (the "Profit-Sharing Plans") ceases upon your termination of employment with the Company. However, you shall receive cash payments equal to the amounts that would have been contributed to your account had your employment with the Company continued for the Severance Period, with payments to be made to you by the Company at the time any contributions have been made for participants in the Profit-Sharing Plans. In addition, the Severance Period shall be considered to be additional Credited Service for purposes of your vesting in any amounts previously contributed to your account under the Profit-Sharing Plans.

6. Any benefits payable under this Agreement shall be reduced by the amount of any benefits paid under The Reader's Digest Association, Inc. Severance Plan for Senior Management or The Reader's Digest Association, Inc. Income Continuation Plan for Senior Management.

7. The payment of any amounts or benefits under this Agreement is expressly conditioned on the receipt by the Company from you of a duly executed General Waiver and Release of Claims in the form specified under the Severance Plan, the repayment by you of any outstanding advances or loans due the Company and the return by you of all Company property.

8. Any reference to a specific plan in this Agreement shall be deemed to include any similar plan or program of the Company then in effect that is the predecessor of, the successor to, or the replacement for, such specific plan.

9. The Company may withhold from any benefits payable under this Agreement all federal, state, local or other applicable taxes as shall be required pursuant to any law or governmental regulation or ruling.

10. In case of your death while any amounts are still payable to you under this Agreement, the Company shall pay all such amounts to your designated beneficiary or, if none has been designated, to your estate as if your employment had continued until the end of the Severance Period.

11. The Company shall indemnify you and hold you harmless from any and all liabilities, losses, costs or damages, including defense costs and expenses (including, without limitation, fees and disbursements of counsel incurred by you in any action or proceeding between the parties to this Agreement or between you and any third party or otherwise) in connection with all claims, suits or proceeding relating to or arising from a breach or alleged breach of this Agreement by the Company.

12. You acknowledge that (i) prior to executing this Agreement, you had an opportunity to consult with an attorney of your choosing and review this Agreement with such counsel, (ii) you are executing this Agreement knowingly and voluntarily and (iii) you understand all of the terms set forth herein.

13. In the event the Company terminates your employment for Cause and you dispute the Company's right to do so or you claim that you are entitled to terminate your employment for Good Reason and the Company disputes your right to do so, a mediator acceptable to you and the Company will be appointed within 10 days to assist in reaching a mutually satisfactory resolution, but will have no authority to issue a binding decision. Such mediation must be concluded within 60 days of the date of termination or claim to termination for Good Reason. You agree that you will not institute any legal proceeding relating to the matter until the conclusion of such mediation. Should such mediation fail to reach an acceptable conclusion and you are successful in any litigation or settlement that issues from such dispute, you shall be entitled to receive from the Company all of the expenses incurred by you in connection with any such dispute, including reasonable attorney's fees.

14.   Acts Detrimental to the Company

14.1 You agree that you will not do any of the  following  during the  Severance
     Period:

     14.1.1 commit any criminal act against the Company or any act that would constitute "Cause;"

     14.1.2 disclose any information likely to be regarded as confidential and relating to the Company's business;

     14.1.3 solicit the Company's employees to work for a competitor of the Company; or

     14.1.4 perform any act detrimental to the Company or its employees, including, but not limited to, disparaging the Company, its senior management or its products.

14.2 You agree that any breach or threatened breach of Section 14.1 shall entitle the Company to apply for and to obtain injunctive relief, which shall be in addition to any and all other rights and remedies available to the company at law or in equity.

14.3 All of your rights and benefits under this Agreement shall cease upon any breach by you of Section 14.1 of this Agreement.

15.   Miscellaneous

15.1 Notices and other communications provided for herein shall be in writing and shall be effective upon delivery addressed as follows:

      if to the Company:

            The Reader's Digest Association, Inc.
            Reader's Digest Road
            Pleasantville, NY  10570-7000
            Attention:  Senior Vice President, Human Resources

            with a copy to

            The Reader's Digest Association, Inc.
            Reader's Digest Road
            Pleasantville, NY  10570-7000
            Attention:  General Counsel

      or if to you, at the address set forth above,

      or to such other address as to which either party shall give notice in accordance with the foregoing.

15.2 This Agreement shall be binding upon and shall inure to the benefit of the parties hereto and their respective successors and assigns; provided, however, that this Agreement may not be assigned by either party without the consent of the other party.

15.3 Any provision of this Agreement that is prohibited or unenforceable in any jurisdiction shall, as to such jurisdiction, be ineffective to the extent of such prohibition or unenforceability without invalidating the remaining provisions of this Agreement or affecting the validity or enforceability of such provision in any other jurisdiction.

15.4 This Agreement constitutes the entire understanding of the parties hereto with respect to the subject matter hereof and supersedes any prior agreements, written or oral, with respect thereto.

15.5 This Agreement may be amended or modified only by a written agreement duly executed by both of the parties hereto.

15.6 This Agreement shall be governed by and interpreted in accordance with the laws of the State of New York applicable to contracts executed in and to be wholly performed within that State.

                                          Very truly yours,

                                          THE READER'S DIGEST ASSOCIATION, INC.


                                          By  /s/GLENDA K. BURKHART
                                          Name: Glenda K. Burkhart
                                          Title Senior Vice President,
                                                Strategic Planning and Human
                                                Resources

Agreed to and accepted as of September 10, 1996:

/s/CHRISTOPHER P. WILLCOX
Name:  Christopher P. Willcox

                                February 24, 2000

Mr. Christopher P. Willcox
Senior Vice President and Editor-in-Chief, Reader's Digest Magazine The Reader's Digest Association, Inc.
Reader's Digest Road
Pleasantville, NY 10570

Dear Chris:

This letter agreement amends the terms of the agreement dated as of September 1, 1996 between you and The Reader's Digest Association, Inc. (the "Company"), which was subsequently "amended" by a letter dated July 10, 1997, which
"amendment" the Company advised you it deemed ineffective by letter dated September 30, 1997 (collectively, the "Termination Agreement"). This letter agreement also resolves any and all disputes between you and the Company regarding the compensation and benefits you will be eligible to receive upon the termination of your employment, recognizing that you and the Company want to resolve all such matters on an amicable basis, and that certain disputes have arisen between you and the Company regarding the amount and types of compensation and benefits due to you upon the termination of your employment.

You and the Company hereby agree that the Termination Agreement is hereby amended as follows:

1. Sections 1, 2.2, 4.2, 5, 7 and 13 of the Termination Agreement are deleted in their entirety and the remaining Sections and section references are renumbered accordingly.

2. Section 1.1 (formerly Section 2.1) is amended to read in its entirety as follows:

   1.1 If your employment shall be terminated, except a termination by the Company for "Cause" (as defined below), you shall receive the following benefits for each year of the Severance Period (as defined below):

3. Section 1.1.1 (formerly Section 2.1.1) of the Termination Agreement is amended to read in its entirety as follows:

   1.1.1 Your employment with the Company shall terminate effective on June 30, 2000 (the "Date of Termination"). Between the date hereof and the Date of Termination (the "Remaining Employment Period"), you shall perform such duties as the Editor-In-Chief or the Chief Executive Officer of the Company or their designees request, at the Company's corporate headquarters, or at other location(s) mutually agreed upon by you and the Company. During the Remaining Employment Period, unless you are terminated for "Cause" (as defined below), you shall continue to receive your base salary and shall continue to be eligible to participate in all employee benefits generally made available to employees of the Company, under the same terms and conditions as previously made available to you (e.g., subject to employee contributions and other eligibility requirements). You will continue to receive financial counseling services during the Remaining Employment Period, but such services shall cease as of June 30, 2000.

4. Section 1.1.2 (formerly Section 2.1.2) of the Termination Agreement is amended to read in its entirety as follows:

   1.1.2 During the period of 18 months following the Date of Termination, namely July 1, 2000 through December 31, 2001 (the "Severance Period"), you shall receive $852,000 payable in bi-weekly payments. During the Severance Period, you shall continue to receive medical and dental benefits (but not welfare benefits, including but not limited to disability benefits or life insurance benefits) under the same conditions as previously made available to you (e.g., subject to employee contributions and other eligibility requirements). You shall also receive outplacement counseling services during the Severance Period commensurate with your position, at a provider mutually agreed to by you and the Company, following consultation with you. At the commencement of the Severance Period, you will be paid for four weeks of unused vacation pay in the amount of $25,108.

5. A new Section 1.1.3 is added to the Termination Agreement to read in its entirety as follows:

   1.1.3 "Cause" shall mean your embezzlement, proven dishonesty or fraud related to the business of the Company, conviction of felonious or other charge involving moral turpitude, improper communication of confidential information obtained in the course of employment, material violation of Company rules, including but not limited to a material violation of the Company's Proprietary and Confidential Information Policy or a material violation of the Company's Ethical, Legal and Business Conduct Policies or action that would have constituted a material violation of such Policies if the participant had continued to be employed by the Company.

6. Section 2.1 (formerly Section 3.1) of the Termination Agreement is amended to read in its entirety as follows:

   2.1 You shall receive an award of $280,800 under The Reader's Digest Association, Inc. Management Incentive Compensation Plan ("MIP") for Fiscal Year 2000 which amount shall be payable at the time awards are generally paid to eligible employees of Company, but in any event, by no later than September 30, 2000.

7. Section 2.2 (formerly Section 3.2) of the Termination Agreement is amended to read in its entirety as follows:

   2.2 The outstanding stock options that have been granted to you under The Reader's Digest Association, Inc. 1989 Key Employee Long Term Incentive Plan and The Reader's Digest Association, Inc. 1994 Key Employee Long Term Incentive Plan (jointly referred to hereinafter as the "Key Employee Long Term Incentive Plans") shall continue to vest and remain exercisable during the Severance Period as if your employment with the Company continued during the Severance Period, and shall vest upon the completion of the Severance Period as if your employment terminated at the end of the Severance Period by reason of your retirement from the Company. A chart illustrating the vesting of your stock options and restricted stock awards received under the Key Employee Long Term Incentive Plans in accordance with this Section 2.2 is attached hereto as Exhibit A.

8. Section 2.3 (formerly Section 3.3) of the Termination Agreement is amended to read in its entirety as follows:

   2.3 The 6,700 shares of Restricted Stock granted to you on April 9, 1998 under the 1994 Key Employee Long Term Incentive Plan shall vest, subject to and in accordance with their terms on April 9, 2000.

9. A new Section 2.4 is added to the Termination Agreement to read in its entirety as follows:

   2.4 All Performance Shares granted to you under the 1994 Key Employee Long Term Incentive Plan for the 1999-2000, 1999-2001 and 2000-2002
         Performance Cycles shall be forfeited by you and canceled by the Company effective immediately and you understand that you shall not receive any future grants under the 1994 Key Employee Long Term Incentive Plan.

10.Section 3.1 (formerly Section 4.1) of the Termination Agreement is amended to read in its entirety as follows:

   3.1 The Company shall pay to you an amount equal to the difference between your monthly retirement benefit payable under The Reader's Digest Association, Inc. Retirement Plan (the "Retirement Plan"), the Excess Benefit Retirement Plan of The Reader's Digest Association, Inc. (the "Excess Benefit Retirement Plan") and The Reader's Digest Executive Retirement Plan (the "Executive Retirement Plan") and the amount that would have been payable if your age and aggregate periods of service under those plans included the Severance Period. In addition, the Severance Period shall be considered to be additional Credited Service for all purposes (including vesting) under the Executive Retirement Plan. Any amount payable under this Section 3.1 shall be payable in accordance with your election of any annuity form then available under the Retirement Plan, the Excess Benefit Retirement Plan or the Executive Retirement Plan, as the case may be. The Executive Retirement Plan benefit is the result of a calculated target benefit of $132,828, offset by the annuity amounts that would be payable if benefits commenced at the same date from the Retirement Plan and Excess Benefit Retirement Plan. The Executive Retirement Plan calculation includes earnings through June 30, 2000 (including the Fiscal Year 2000 MIP payment of $280,800), and service credited through December 31, 2001. Based on current interest rates and plan provisions, these offsets are estimated to be $49,572 and the resulting Executive Retirement Plan benefit to be $83,256. In any case, the sum of the annuities that you will be eligible to commence receiving on January 1, 2002 cannot be less than the target benefit of $132,828, before reduction for any survivorship form.

11. New Sections 3.2 and 3.3 are added to the Termination Agreement to read in their entirety as follows:

     3.2 As of July 1, 2000, you may choose to receive a lump sum payment of the value of your Cash Balance Account under the Retirement Plan and Excess Plan, determined in accordance with the terms of the Retirement Plan (illustrated below in Alternative 1). In the alternative, you may elect to continue earning interest credits only on your Cash Balance Account during the Severance Period and receive the lump sum payment on or about January 1, 2002, determined in accordance with the terms of the Retirement Plan (illustrated below in Alternative 2). The estimated amounts to be received, based on a current interest rate of 6.62%, are the following:


                                                 Alternative1 1    Alternative 2

Value of Cash Balance Account as of 12/31/99       $ 496,271         $ 496,271
   Base Credits for 1/1/00 to 6/30/00                 16,320            16,320
   Interest Credits for 1/1/00 to  6/30/00            16,883            16,883
Lump sum payment as of 7/1/00                      $ 529,474         $ 529,474
   Interest credits for 7/1/00 to 12/31/01               N/A            55,120
Lump sum payment as of 1/1/02                            N/A         $ 584,594


   3.3 Commencing on January 1, 2002, you shall be eligible for the retiree medical and dental coverage that is available generally to employees of the Company (for you and your spouse) under the terms of the Reader's Digest Healthcare Program (as in effect from time to time), including any payment requirement. To the extent that such coverage is not available to you under the terms of the Reader's Digest Healthcare Program because you did not retire under the terms of the Retirement Plan as a normal or early retiree, equivalent coverage shall be provided to you and your spouse by the Company at no greater cost to you and your spouse than under the Reader's Digest Healthcare Program.

12.As of the date on which this letter agreement is signed by the Company, the Company shall provide you with a signed letter of reference on Company letterhead that is essentially identical to Exhibit B attached hereto.

13.You must sign the General Waiver and Release of Claims form in the form attached to this letter agreement (the "General Waiver and Release"), you must repay any outstanding advances or loans due the Company and you must return all Company property as a condition to receipt of the payments and benefits hereunder. You acknowledge and agree that you have at least 21 days to review the General Waiver and Release, that you have been advised to consult an attorney with respect to the Termination Agreement as amended by this letter agreement and the General Waiver and Release, that you understand the Termination Agreement as amended by this letter agreement and the General Waiver and Release, are executing this letter agreement and the General Waiver and Release voluntarily, and further understand that you have 7 days to revoke the General Waiver and Release by transmitting a written revocation of same to the undersigned prior to the expiration of the 7-day period.

Except as amended by this letter agreement, all other terms in the Termination Agreement shall remain in full force and effect. This letter agreement shall not otherwise modify or serve to amend the terms of any benefit plans or awards and/or grants or benefits due thereunder. In the event of any future litigation or other contested proceeding between you and the Company, solely related to this Letter Agreement and underlying Termination Agreement, the prevailing party, as determined by the trier of fact, shall be entitled to recover its reasonable attorneys' fees and costs, as well as any damages available under applicable law.

This letter agreement shall become effective (subject to and in accordance with its terms) after you and the Company have signed below. Please signify your agreement with the above by signing on the line below and returning the original to me for our files, together with a fully executed General Waiver and Release of Claims.

                                   Sincerely,

                                   /s/GARY S. RICH
                                   Gary S. Rich
                                   Senior Vice President, Human Resources

                                   Date:  March 1, 2000
Accepted and Agreed to by:
/s/CHRISTOPHER P. WILLCOX
Christopher P. Willcox

Date:  February 24, 2000

                                          May 8, 2000


Securities and Exchange Commission
450 Fifth Street, NW
Washington, DC  20549-1005

         Re:  The Reader's Digest Association, Inc.
              Commission File No. 1-10434
              Central Index Key 0000858558

Ladies and Gentlemen:

         Filed herewith by direct electronic transmission is the Quarterly Report on Form 10-Q of The Reader's Digest Association, Inc. (the "Company") for the fiscal quarter ended March 31, 2000.

                                          Very truly yours,


                                          CLIFFORD H.R. DUPREE
                                          Clifford H.R. DuPree


Enclosures