Form 10-K
period 2000-06-30
READERS DIGEST ASSOCIATION INC
filed 2000-09-26
CIK 858558

==============================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

           [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2000 Commission file number: 1-10434

                    The Reader's Digest Association, Inc.
            (Exact name of registrant as specified in its charter)

                        Delaware                     13-1726769
             (State or other jurisdiction of           (I.R.S.
             incorporation or organization)           Employer
                                                   Identification
                                                        No.)
                 Pleasantville, New York                10570
        (Address of principal executive offices)     (Zip Code)

      Registrant's telephone number, including area code: (914) 238-1000

Securities registered pursuant to Section 12(b) of the Act:

                                               Name of each exchange
                Title of each class            on which registered

          Class A Nonvoting Common Stock
             par value $.01 per share         New York Stock Exchange

            Class B Voting Common Stock
             par value $.01 per share         New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:    None
                                --------------

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The aggregate market value of registrant's voting stock held by non-affiliates of registrant, at August 31, 2000, was approximately $197,622,764, based on the closing price of registrant's Class B Voting Stock on the New York Stock Exchange--Composite Transactions on such date.

As of August 31, 2000, 90,520,731 shares of the registrant's Class A Nonvoting Common Stock and 12,432,164 shares of the registrant's Class B Voting Common Stock were outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

Annual Report to Stockholders of The Reader's Digest Association, Inc. for the fiscal year ended June 30, 2000. Certain information therein is incorporated by reference into Part I and Part II hereof.

Proxy Statement for the Annual Meeting of Stockholders of The Reader's Digest Association, Inc. to be held on November 10, 2000. Certain information therein is incorporated by reference into Part III hereof.


                                TABLE OF CONTENTS

                                                                            Page
PART I

    ITEM 1. BUSINESS....................................................     1
      Strategic Initiatives.............................................     1
      Operating Segments................................................     2
      Global Books and Home Entertainment...............................     2
         Select Editions................................................     2
         Series Books...................................................     2
         General Books..................................................     2
         Music..........................................................     3
         Video..........................................................     3
         Other Books and Gift Items.....................................     3
         Production and Fulfillment.....................................     4
      U.S. Magazines....................................................     4
         Circulation and Advertising....................................     5
         QSP............................................................     6
         Editorial......................................................     6
         Production and Fulfillment.....................................     6
      International Magazines...........................................     7
         Circulation and Advertising....................................     8
         Editorial......................................................     8
         Production and Fulfillment.....................................     8
      Other Businesses..................................................     8
         Merchandise Catalogs and Online Shopping Operations............     8
         Financial Services.............................................     9
         Other Developing Businesses....................................     9
      Direct Marketing Operations.......................................    10
      Information Technology and Customer List Enhancement..............    11
      Competition and Trademarks........................................    11
      Employees.........................................................    12
      Executive Officers................................................    12

    ITEM 2. PROPERTIES..................................................    15

    ITEM 3. LEGAL PROCEEDINGS...........................................    15

    ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.........    15


PART II

    ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
            STOCKHOLDER MATTERS.........................................    16

    ITEM 6. SELECTED FINANCIAL DATA.....................................    16

    ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATION..........................    16

    ITEM 7A.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
            MARKET RISK.................................................    17


                                TABLE OF CONTENTS
                                   (Continued)

                                                                            Page

    ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.................    17

    ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
            ON ACCOUNTING AND FINANCIAL DISCLOSURE......................    17


PART III

    ITEM 10.DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT..........    18

    ITEM 11.EXECUTIVE COMPENSATION......................................    18

    ITEM 12.SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
            AND MANAGEMENT..............................................    18

    ITEM 13.CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS..............    18


PART IV

    ITEM 14.EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
            ON FORM 8-K.................................................    19

    SIGNATURES..........................................................    23

    INDEX TO CONSOLIDATED FINANCIAL STATEMENTS..........................    24






  Unless the context  otherwise  requires,  references  in this Annual Report on
   Form 10-K to "Reader's Digest," "we," "us" and "our" are to The Reader's
                Digest Association, Inc. and its subsidiaries.


     "Reader's Digest" and the Pegasus logo are  registered  trademarks  of
                    The Reader's Digest Association, Inc.


                                     PART I
ITEM 1.  BUSINESS

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

      We are best known for publishing our flagship Reader's Digest magazine. Reader's Digest is a monthly, general interest magazine consisting of original articles, previously published articles in condensed form, and a condensed version of a previously published or soon-to-be published full-length book. Reader's Digest also contains monthly humor columns such as "Laughter, The Best Medicine(R)," "Life's Like That(R)," "Humor In Uniform(R)," and "All In A Day's Work(R)," and other regular features, including "Heroes For Today(R)," "It Pays To Enrich Your Word Power(R)," "News From The World Of Medicine(R)," "Tales Out of School(R)," "Virtual Hilarity(R)," "Personal Glimpses(R)," and "Campus Comedy(R)." The international editions of Reader's Digest include similar features.

      DeWitt and Lila Acheson Wallace founded Reader's Digest magazine in 1922. Today, Reader's Digest has a worldwide circulation of about 24 million and over 100 million readers each month. Reader's Digest is published in 48 editions and 19 languages.

      Currently, our largest business unit is Global Books and Home Entertainment, which publishes and markets Reader's Digest Select Editions, series books, general books, recorded music collections and series, and home video products and series. Global Books and Home Entertainment also sells books and gift items by display marketing products on-site at schools and businesses through Books Are Fun, Ltd., which was acquired on October 1, 1999.


Strategic Initiatives

      The key elements of our long-term growth strategy include:

      - expanding our presence in five areas of intense consumer interest--health, home, family, finance and faith;

      -  selling non-publishing products and services in those areas;

      -  continuing our geographic expansion;

      -  developing new marketing channels;

      - broadening our customer base to include more younger customers and more products for older customers; and

      -  integrating the Internet into all of our businesses.

To implement this strategy, we expect to invest in internal growth opportunities in our core businesses. We also expect to make acquisitions and form alliances that leverage our core strengths.

Operating Segments

      We have four operating segments: Global Books and Home Entertainment, U.S. Magazines, International Magazines and Other Businesses. Financial information about each of our operating segments is included in Note 13 to our consolidated financial statements, which are incorporated by reference into this report.


Global Books and Home Entertainment

      Our Global Books and Home Entertainment operations publish Reader's Digest Select Editions, series books, general books, recorded music collections and series, and home video products and series. We market these products principally by direct mail. Global Books and Home Entertainment also sells books and gift items by display marketing products on-site at schools and businesses through Books Are Fun. For more information about how we market our products, please refer to the section of this report captioned "Direct Marketing Operations."


   Select Editions

      Reader's Digest Select Editions, which were formerly called "Condensed Books" in many markets, are a continuing series of condensed versions of current popular fiction. A condensed work reduces the length of an existing text, while retaining the author's style, integrity and purpose. Today, we publish Select Editions in 15 languages, and market them in 28 countries. We generally publish six volumes of Select Editions a year. Some of our international subsidiaries publish four or five volumes a year. Select Editions generated worldwide revenues of $266.0 million in fiscal 2000, $254.1 million in fiscal 1999 and $260.4 million in fiscal 1998.

      International editions of Select Editions generally include some material from the U.S. edition or from other international editions, translated and edited as appropriate. International editions also include some condensed versions of locally published works. Each local editorial staff determines whether existing Select Editions selections are appropriate for their local market.


   Series Books

      We market  two  types of  series  books--reading  series  and  illustrated series. These book series may be either open-ended and continuing or closed-ended, consisting of a limited number of volumes. We publish reading series books in four languages and market them in 11 countries. Our reading series include The World's Best Reading, which consists of full-length editions of classic works of literature. We publish six or seven volumes of The World's Best Reading each year in seven countries and two languages. We publish illustrated series, which are generally closed-ended, in seven languages and market them in 15 countries. Series books generated worldwide revenues of $121.5 million in fiscal 2000, $125.5 million in fiscal 1999 and $162.1 million in fiscal 1998.


   General Books

      Our general books consist primarily of reference books, cookbooks, "how-to" and "do-it-yourself" books and children's books, some of which we publish in series. We also publish books on subjects such as history, travel, religion, health, nature and the home. We publish general books in 19 languages and market them in 36 countries. General books generated worldwide revenues of $444.0 million in fiscal 2000, $507.4 million in fiscal 1999 and $606.0 million in fiscal 1998.

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


   Music

      Our music collections, released on compact discs and cassettes in 31 countries, span a broad range of musical styles, ranging from classical to pop, and from jazz to local folk. We offer both international and local repertoires, which reflect our customers' taste and expectations. In most markets we also sell music series, in various musical genres. Music products generated worldwide revenues of $277.6 million in fiscal 2000, $345.5 million in fiscal 1999 and $377.5 million in fiscal 1998.

      We license existing recordings from major record companies and sponsor our own recordings with the world's most renowned orchestras and with international and local artists. Our music vault now consists of approximately 20,000 selections, used in our music collections around the world. We also license our selections to third parties for retail sales or for movie synchronization. Our focus in recent years has been acquiring more rights to master recordings. In 2000, we acquired a complete catalog, entitled Discover, comprising over 200 compact discs of high quality classical recordings.

      We are a member of the Recording Industry Association of America in the United States, and we have been recognized with 51 gold, platinum and multi-platinum certificates. In several other countries we are a member of the International Federation of the Phonographic Industry.


   Video

      Our single sales home video products and series reflect the core interests of our global customers - travel, natural history, history, science, and emerging areas of interest - health and computers. We market video products through direct response channels in the United States and 23 other countries. In some countries we also sell our home video products through retail outlets. While we are ensuring continued growth in our more established markets, we are supporting the dynamic potential of video operations in Latin America and Eastern Europe. Home video products generated worldwide revenues of $158.9 in fiscal 2000, $193.1 million in fiscal 1999 and $215.8 million in fiscal 1998.

      We are working with award-winning production companies in the United States, Europe and Australia to create original programs with very high editorial and production standards. Several original programs have won awards of excellence, including five Emmy awards. In May 1999, we entered into a multi-year agreement with CBS Productions to develop television movies and mini-series based on the personal dramas chronicled in Reader's Digest. Most of our original programs have been licensed to broadcasters worldwide through a major international distributor. We are keeping pace with new technological developments--including creating of a Global Video Digital Library--that will allow us to deliver even better quality, multi-dimensional programs to our customers.


   Other Books and Gift Items

      On October 1, 1999, we purchased 100% of the stock of Books Are Fun. Books Are Fun sells premium-quality books and gift items at discount prices by display marketing those products on-site at schools and businesses in all 50 states of the United States and across Canada using book fairs and similar displays. Books Are Fun's book categories include best-selling novels, cookbooks, children's books, education, sports, hobby, nature, travel and self-help titles. Non-book categories include music, videos and gift items. Books Are Fun representatives serve approximately 60,000 schools, 12,000 large corporations and institutions, 9,000 day-care centers and 20,000 small businesses.


   Production and Fulfillment

      We hire independent contractors to print and bind the various editions of Select Editions. We have an exclusive agreement with a printing company for printing English-language Select Editions distributed in the United States and Canada. That agreement expires in 2005. Beginning in fiscal 2001, all other U.S. book products are printed by a single independent contractor. We usually hire independent contractors to produce and manufacture our music and video products.

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

      We hire independent contractors to handle our fulfillment, warehousing, customer service and payment processing. In September 1999, we entered into an agreement with a single independent contractor to handle fulfillment processing for our U.S. Books and Home Entertainment and U.S. Magazine operations. That agreement expires in 2006. The printers or suppliers of our products generally package and deliver those products directly to the postal service. For information about postal rates and postal services, please refer to the section of this report captioned "Direct Marketing Operations."

      It is our direct marketing policy that a customer may return any book or home entertainment product to us for a refund, either before or after payment. We believe that our returned goods policy is essential to our reputation and that it elicits a greater number of orders. Many of those orders are not returned because a high number of consumers are satisfied with our products.

      Sales of books and home entertainment products are seasonal. In the direct marketing industry as a whole, more consumers respond in the winter months than during the rest of the year. Also, sales are typically higher during the pre-Christmas season than in spring and summer.


U.S. Magazines

      Our U.S. Magazines operations publish Reader's Digest and several special interest magazines in the United States. These magazines are sold primarily through direct marketing. In addition, U.S. Magazines sells its magazines and other magazines and products through youth fundraising campaigns of our QSP, Inc. subsidiary.

      U.S. Magazines publishes Reader's Digest in several editions, including an English-language edition, a Spanish language edition and the Reader's Digest Large Edition for Easier Reading. We license independent contractors to publish a braille edition and a recorded edition in the United States.

      We publish several special interest magazines that we believe are consistent with our image, editorial philosophy and market expertise. The Family Handyman(R) magazine provides instructions and guidance for "do-it-yourself" home improvement projects. New Choices: Living Even Better After 50(R) magazine is aimed at active, mature readers and provides information on entertainment, travel, health and leisure time activities. Walking(R) magazine provides information on health and fitness for walking enthusiasts. American Woodworker(R) magazine and its consumer trade show operations provide information, instruction and guidance for professional and serious amateur woodworkers. Prior to August 1999, we also published American Health for Women(R) magazine, which provided helpful information on medicine, nutrition, psychology and fitness as those issues relate to women. In August 1999, we sold the American Health magazine trademark, subscriber list and other circulation assets.

      We promote our U.S. special interest magazines to our U.S. Reader's Digest customer list. We also promote other products to each magazine's customer list, as appropriate. This strategy helps us to expand the customer base for all of our products.

      We also publish other limited-edition special interest publications in the United States, such as Reader's Digest Christmas, which we have published annually since 1997 and Reader's Digest Your Family, which debuted as a special edition in May 1999.


   Circulation and Advertising

      The following table shows circulation and advertising information for U.S. Magazines operations for fiscal 2000.

                                                              June 30,2000       Advertising
                                                    Issues     Circulation          Pages
           Magazine Title                          Per Year     Rate Base          Carried

Reader's Digest--U.S.--English edition ...             12       12,500,000          1,131
 Reader's Digest Large Edition for
  Easier Reading ........................              12          463,000            153
The Family Handyman .....................              10        1,100,000            707
American Health for Women ...............               3        1,000,000            131
 New Choices: Living Even Better After 50              10          600,000            494
Walking .................................               7          650,000            435
Selecciones .............................              12          210,000            247
American Woodworker .....................               7          325,000            384

      Approximately 68% of total U.S. fiscal 2000 revenues for Reader's Digest was generated by circulation revenues and 32% by advertising revenues. Approximately 58% of total U.S. fiscal 2000 revenues for the special interest magazines were generated by circulation revenues and 42% by advertising revenues.

      We have determined that the U.S.--English edition of Reader's Digest has the largest paid circulation of any U.S. magazine, other than those automatically distributed to all members of the American Association of Retired Persons. Our determination is based on the most recent audit report issued by the Audit Bureau of Circulation, Inc., a not-for-profit organization that monitors circulation in the United States and Canada. Approximately 94% of the U.S. paid circulation of Reader's Digest consists of subscriptions. The balance consists of single copy sales at newsstands and in supermarkets and similar retail establishments. We sell our special interest magazines by subscription and at newsstands.

      We maintain the circulation rate base for Reader's Digest through annual subscription renewals and new subscriptions. The circulation rate base for the U.S.--English edition of Reader's Digest was reduced from 15 million to 13.3 million copies per issue for the January-June 1999 issues and to 12.5 million with the July 1999 issue. Each year, we sell approximately 4.3 million new subscriptions in the United States to maintain the current circulation rate base. We sell new subscriptions primarily by direct mail. We sell the largest percentage of subscriptions between July and December of each year. Subscribers to Reader's Digest may cancel their subscriptions at any time and we will refund the unused subscription price. For additional information regarding direct marketing of subscriptions, please refer to the section of this report captioned "Direct Marketing Operations."

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


   QSP

      We also market and sell subscriptions to Reader's Digest and the special interest magazines in the United States through QSP. QSP helps schools and youth groups prepare fundraising campaigns in which participants sell magazine subscriptions, music and video products, books, food and gifts. QSP derives its revenues from the sale of products through fundraising organizations. A substantial majority of QSP's sales occur during the first half of our fiscal year, which includes the fall school semester.

      In May 2000, QSP completed its acquisition of the almost 200 sales representatives of World's Finest Chocolate, Inc., a leading chocolate sales fundraiser, who joined the 300 sales representatives of QSP. QSP also entered into a long-term licensing agreement with World's Finest Chocolate providing for a long-term commitment to purchase World's Finest Chocolate products and the exclusive right to sell those products for fundraising purposes. QSP and World's Finest Chocolate expect to combine the product lines that they offer for sale by their fundraising clients.

      In March 2000, QSP entered into an alliance agreement with Schoolpop, Inc., an online fundraiser that enables online shoppers to contribute funds to schools. Through the alliance, QSP will introduce and build awareness of Schoolpop, Inc.'s online fundraising programs among school and youth organizations and QSP's magazine subscription services and fundraising services and World's Finest Chocolate products will be promoted online through Schoolpop. QSP also acquired a nine percent equity interest in Schoolpop, Inc.


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


   Production and Fulfillment

      We hire independent contractors to print all U.S. editions of Reader's Digest and our special interest magazines. We have an exclusive contract with a U.S. printer to print the U.S. editions of Reader's Digest. The contract will expire in 2007. We believe that generally, there is an adequate supply of alternative printing services available to us at competitive prices, should the need arise. Nevertheless, significant short-term disruption could occur. We have contingency plans to minimize recovery time should our current contract printers be unable to meet our production requirements.

      Lightweight coated and uncoated paper are the principal raw materials used in the production of Reader's Digest and special interest magazines. We have exclusive supply contracts with a number of global and regional suppliers of paper. Our principal contract expires in 2002. We believe those supply contracts provide an adequate supply of paper for our needs and that, in any event, alternative sources are available at competitive prices. A variety of factors affect paper prices, including demand, capacity, pulp supply, and general economic conditions.

      In September 1999, we entered into an agreement with a single independent contractor to handle our fulfillment processing. That agreement expires in 2006. The same contractor also handles these matters for our U.S. Books and Home Entertainment operations.

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


International Magazines

      Our International Magazines operations publish Reader's Digest in 47 editions and 19 languages outside the United States. We license independent contractors to publish Reader's Digest in India, Italy, Korea and South Africa. International Magazines also publishes Moneywise, a magazine devoted to helping families manage their finances, in the United Kingdom. In August 1999, we acquired Benchmark, Ltd., a publisher of monthly investment guides distributed in Hong Kong, Taiwan and Singapore. In June 2000, we acquired Rena, publisher of the leading Czech do-it-yourself and gardening monthly magazine.


   Circulation and Advertising

      Reader's Digest is truly a global magazine. Many of its international editions have the largest paid circulation for monthly magazines both in the individual countries and in the regions in which they are published. For most international editions of Reader's Digest, subscriptions comprise almost 93% of circulation. The balance is attributable to newsstand and other retail sales. Approximately 82% of total international fiscal 2000 revenues for Reader's Digest were generated by circulation revenues and 18% by advertising revenues.

      The following table shows circulation and advertising information for International Magazines operations for fiscal 2000.

                                                  June 30,2000   Advertising
                                         Issues    Circulation      Pages
          Magazine Title                Per Year   Rate Base       Carried

         Reader's Digest                   12      11,225,633      12,460
         Moneywise                         12         104,000         712

      We maintain the circulation rate base for Reader's Digest through annual subscription renewals and new subscriptions. Each year, we sell approximately three million new international Reader's Digest subscriptions to maintain the international circulation rate base. We sell new subscriptions primarily by direct mail. We sell the largest percentage of subscriptions between July and January of each year. Subscribers to Reader's Digest may cancel their subscriptions at any time and we will refund the unused subscription price. For additional information regarding direct marketing of subscriptions, please refer to the section of this report captioned "Direct Marketing Operations."

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


   Production and Fulfillment

      We hire independent contractors to print all international editions of Reader's Digest and to provide fulfillment services. Issues relating to available printing capacity and paper supplies are similar to those in the United States.

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


Other Businesses

   Merchandise Catalogs and Online Shopping Operations

      Our gifts.com, Inc. subsidiary comprises the Good Catalog Company division, a catalog marketer of home, garden and gift-related products, and the gifts.com division, an online gift shopping service. We own an 80.1% interest in gifts.com, Inc. and Domain.com, Inc., an affiliate of StarTek, Inc., owns a 19.9% interest. We created the gifts.com online shopping service in fall 1999. The gifts.com Web site features over 500 different products, including leading brands and non-branded specialty items, as well as a specialty gifts catalog. In July 2000, gifts.com, Inc. signed an agreement with Altura International, a leading architect, manager and developer of custom online shopping malls, and its subsidiary and flagship shopping portal, CatalogCity.com, to develop custom online gift stores for leading Web sites.

      Good Catalog Company offers over 2,000 different products through five different catalog titles, which have a total circulation of over 20 million. Merchandise ranges from home furnishing and decorative accents to garden, health, fitness, sports and electronic goods, as wells as children's toys, games and crafts.



   Financial Services

      Insurance. In August 1999, we formed an exclusive alliance with member companies of Torchmark Corporation, which market life and health insurance products to our customers in the United States. The products are marketed and sold by Torchmark Corporation member companies through direct mail, telemarketing, and advertising in our magazines. There is also an Internet marketing component. Torchmark Corporation member companies underwrite policies and provide customer and claims services.

      In January 2000, we formed an alliance with American International Group, Inc. under which they will offer a range of personal insurance products, including automobile, homeowners and personal liability insurance to our U.S. customers.

      In February 2000, we formed an alliance with American International Group, Inc. to develop a program under which its member companies will market a range of life, accident and health and general insurance products and services to our customers in 26 other countries outside the United States. American
International Group, Inc. member companies will administer the products and provide customer and claims services and marketing support for all products.

      Credit Card. In August 1999, we signed an agreement with First USA, a subsidiary of Bank One Corporation, to market a Reader's Digest-branded credit card to our customers. Under the agreement, First USA launched a Reader's Digest Platinum MasterCard in April 2000. FirstUSA administers the credit cards.


   Other Developing Businesses

      Readersdigesthealth.com. As part of our global Internet health strategy, in 2000, we launched readersdigesthealth.com, a Web site intended to provide users who want to actively manage their health with high-quality health information, advice and products. The site draws content from our health-related editorial products and from other health-related content sources. In July 1999, we entered into an alliance agreement with an affiliate of WebMD Corporation that provides for WebMD to develop, host and maintain the readersdigesthealth.com Web site and for content from each party to appear on the other's Web site. Also under the agreement, WebMD will provide Reader's Digest magazine to the subscribers to its healthcare professional services, purchasing a minimum of 3,000,000 copies over the five-year period after launch of the site. WebMD will also purchase advertising in our magazines to promote the WebMD Web site. Each issue of the U.S. edition of Reader's Digest will include WebMD advertorial pages, including an "Ask WebMD" column and a calendar of online events that will occur on both the WebMD site and the readersdigesthealth.com site.

      YOURxPLAN. In April 2000, we entered into an agreement with Merck-Medco Managed Care, L.L.C., a subsidiary of Merck & Co., Inc. to offer YOURxPLAN, a discount prescription drug service. Under the agreement, we are primarily responsible for marketing the service and Merck-Medco administers the program, handles product sourcing, fulfillment, customer service and clinical oversight. The arrangement includes both revenue and cost sharing.

      Membership Clubs. In October 1999, we entered into an agreement with BrandDirect Marketing, Inc., an affinity, membership-based, direct marketing company, to acquire an 18% equity interest in BrandDirect Marketing, Inc. The agreement also permits us to acquire additional equity in BrandDirect Marketing, Inc. through the exercise of warrants and other rights. The agreement provides for joint development and marketing of Reader's Digest-branded membership clubs in which consumers pay an annual membership fee for a wide range of membership benefits. We intend to build clubs around our core affinities and to sell our products and services through those clubs in the United States and internationally.


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

      As part of our growth strategy and our strategy to decrease our reliance on sweepstakes marketing, we are increasing distribution of our products through direct-response channels other than direct mail. These other distribution channels include direct-response television, telemarketing, the Internet, catalogs and clubs. We are also continuing to conduct tests of non-sweepstakes promotional mailing packages in the United States. The initial results of these tests have been encouraging.

      We are adapting the editorial content and the marketing methods of our magazines and books and home entertainment products to new technologies. Our Web site--www.readersdigest.com--links our 34 local and international Web sites and our 11 online stores, for shopping and information about our products. In 2000, readersdigest.com had over 8.1 million visitors from around the world.

      To promote the sale of our products in the United States, we usually offer a sweepstakes in our promotional mailings. Prizes totaled about $10 million for the 2000 edition of the sweepstakes. Generally, each of our international subsidiaries sponsors its own sweepstakes. The mechanics of the sweepstakes vary from jurisdiction to jurisdiction, depending upon local law.

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


Information Technology and Customer List Enhancement

      The size and quality of our computerized customer list of current and prospective customers in each country where we operate contributes significantly to our business. We are constantly striving to improve our customer lists. We believe that our U.S. list of over 54 million households--over half the total number of households in the country--is one of the largest direct response lists in the United States. Our international lists include a total of approximately 49 million households.

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


Employees

      As of June 30, 2000, we employed about 5,000 people worldwide. We employed about 2,400 in the United States and about 2,600 in our international subsidiaries. Our relationship with our employees is generally satisfactory.


Executive Officers

      The following is some information about our executive officers.

Name and Age                Positions With Reader's Digest and Recent
                               Business Experience

Thomas O. Ryder (56)        Mr. Ryder has been Chairman of the Board and
                            Chief Executive Officer and a Director of
                            Reader's Digest since April 1998.  Mr. Ryder was
                            President, American Express Travel Related
                            Services International, a division of American
                            Express Company (travel, financial and network services), from October 1995 to April 1998.
                            Before October 1995, he served as President,
                            Establishment Services - Worldwide of American
                            Express Travel Related Services.

M. John Bohane  (64)        Mr. Bohane has been a Senior Vice President of
                            Reader's Digest and President, Global Books and
                            Home Entertainment since July  1998.  Before July
                            1998, he was Senior Vice President of Reader's
                            Digest and President, International Operations, a position he held since rejoining Reader's Digest in September 1997. He first joined Reader's
                            Digest in 1964 and served in a number of executive capacities, including President, Direct
                            Marketing, until leaving Reader's Digest in July
                            1991.

Michael A. Brizel (43)      Mr. Brizel has been Vice President and General
                            Counsel of Reader's Digest since July 1998.
                            Before July 1998, he was Vice President, Legal
                            U.S. and Associate General Counsel, a position he held since September 1996. Before September
                            1996, he was Associate General Counsel of
                            Reader's Digest.  Mr. Brizel joined Reader's
                            Digest in July 1989.

Elizabeth G. Chambers (37)  Ms.  Chambers has been Senior Vice President,
                            Strategy  and  Business  Redesign  since
                            November 1999. Before November 1999, she was Vice President, Business Redesign of Reader's Digest, a position she held since joining Reader's Digest in August 1998. Before August 1998, she was a partner at the management consulting firm of McKinsey & Company.

Name and Age                Positions With Reader's Digest and Recent
                               Business Experience

Gregory G. Coleman (46)     Mr. Coleman has been a Senior Vice President and
                            President, U.S. Magazine Publishing of Reader's
                            Digest since July 1998.  Before July 1998, he was
                            Senior Vice President, Worldwide Publisher,
                            Reader's Digest Magazine, a position he held since October 1997. Mr. Coleman also served as Vice President and General Manager, U.S.
                            Magazines and Publisher, U.S. Reader's Digest from December 1995 until October 1997, and Vice
                            President, Publisher, U.S. Reader's Digest prior to December 1995.

Peter J.C. Davenport (60)   Mr. Davenport has been Senior Vice President,
                            Global Marketing and Publishing since October
                            1999.  Before October 1999, he was Senior Vice
                            President, Global Direct Marketing, except for the period March to September 1997 when he temporarily retired. Mr. Davenport first joined the Company in 1958.

Clifford H.R. DuPree (50)   Mr. DuPree has been Vice President,
                            Corporate Secretary and Associate General Counsel of
                            Reader's  Digest since July 1998. He joined Reader's
                            Digest in May 1992 as Associate General Counsel, became Assistant Secretary in March 1995 and Vice
                            President in September 1996.

Thomas D. Gardner (42)      Mr. Gardner has been Senior Vice President, U.S.
                            New Business Development of Reader' s Digest since July 1998. He was Vice President,
                            Marketing, Reader's Digest U.S.A. from November
                            1995 to July 1998, Vice President, Business
                            Development before November 1995. Mr. Gardner joined Reader's Digest in February 1992.

Robert J. Krefting (56)     Mr. Krefting has been Senior Vice President and
                            President, International Magazine Publishing of
                            Reader's Digest since July 1998.  Before joining
                            Reader's Digest, Mr. Krefting was sole proprietor of Holly Hill Publishing, a management services corporation serving the publishing and venture capital industries.

Albert L. Perruzza (53)     Mr. Perruzza has been Senior Vice President,
                            Global Operations since October 1999.  Before
                            October 1999, he was Vice President, Database
                            Management Operations, a position he held since
                            August 1998.  Mr. Perruzza served as Vice
                            President, Customer Service Operations before
                            August 1998.  Mr. Perruzza first joined Reader's
                            Digest in 1972.

Robert E. Raymond (44)      Mr. Raymond was appointed Vice President,
                            Strategic Acquisitions & Alliances of Reader's
                            Digest in June 1999.  Before June 1999, he was
                            Vice President and General Manager, Music, Video,
                            Special Channels, a position he held since April
                            1998.  Mr. Raymond also served as Vice President
                            Marketing, Video/New Business from December 1997 until April 1998 and Director of Marketing,
                            Video/New Business before December 1997.  Mr.
                            Raymond joined Reader's Digest in 1993.

Name and Age                Positions With Reader's Digest and Recent
                               Business Experience

Gary S. Rich (39)           Mr. Rich has been Senior Vice President, Human
                            Resources of Reader's Digest since August 1998.
                            Before joining Reader's Digest, he was Senior
                            Vice President, Global Human Resources for A.C.
                            Nielsen Corporation (provider of market research, information and analysis to the consumer products and services industries), a position he held from June 1996 to July 1998. Before June 1996, Mr.
                            Rich was Vice President, Human Resources-Europe,
                            Middle East and Africa, at American Express
                            Company (travel, financial and network services).

Eric W. Schrier (48)        Mr. Schrier has been Senior Vice President and
                            Editor-in-Chief of Reader's Digest since January
                            2000.  Before joining Reader's Digest, he was
                            President and Chief Executive Officer of Time
                            Inc. Health.

George S. Scimone (53)      Mr. Scimone has been Senior Vice President and
                            Chief Financial Officer of Reader's Digest since
                            July 1998. Mr. Scimone served as Vice President and Chief Financial Officer from September 1997 to July 1998, as Vice President and President,
                            Reader's Digest U.S.A. from November 1996 to
                            September 1997 and as Vice President and
                            Corporate Controller before November 1996. Prior to joining Reader's Digest, Mr. Scimone was
                            Business Chief Financial Officer, Electrical
                            Distribution and Control of General Electric
                            Company (appliances, aircraft engines, and other electrical products and services).


      Our By-Laws state that officers serve at the pleasure of our board of directors. We elect our officers annually and they serve until their successors are elected and qualified.

ITEM 2.  PROPERTIES

      Our headquarters and principal operating facilities are situated on approximately 120 acres in Westchester County, New York. We acquired much of this property in 1940. The table below shows our headquarters and other properties that we own or lease.

Location                 Area (sq. ft.)     Principal uses

Westchester County, NY   703,000  owned     Executive, administrative,
                                            editorial and operational offices;
                                            data processing; other facilities

New York, NY             153,180 leased     Books and home entertainment
                                            products editorial offices; Reader's
                                            Digest magazine advertising sales
                                            offices; special interest magazines
                                            offices

Various U.S. cities      220,669 leased     Editorial offices, advertising sales
                                            offices; other facilities

Conyers, GA              163,375 leased     QSP fulfillment facilities

International            589,138 owned      Headquarters, administrative and
                         678,258 leased     editorial offices; warehouse
                                            facilities

      We believe that our current facilities, together with expansions and upgrades of facilities presently underway or planned, are adequate to meet our present and reasonably foreseeable needs. We also believe that adequate space will be available to replace any leased facilities whose leases expire in the near future.


ITEM 3.  LEGAL PROCEEDINGS

      We and our subsidiaries are defendants in various lawsuits and claims arising in the regular course of business. Based on the opinions of management and counsel for these matters, we believe that recoveries, if any, by plaintiffs and claimants would not materially affect our financial position or results of operations.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      No matter was submitted to a vote of our security holders during the fourth quarter of the fiscal year ended June 30, 2000.

                                     PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

      The information contained under the caption "Selected Quarterly Financial Data and Dividend and Market Information" in our 2000 Annual Report to Stockholders is incorporated into this Item by reference.

ITEM 6.  SELECTED FINANCIAL DATA

      The information contained under the caption "Selected Quarterly Financial Data and Dividend and Market Information" and "Selected Financial Data" in our 2000 Annual Report to Stockholders is incorporated into this Item by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

      The information contained under the caption "Management's Discussion and Analysis" in our 2000 Annual Report to Stockholders is incorporated into this Item by reference.

      This report contains or incorporates by reference "forward-looking statements" within the meaning of the U.S. federal securities laws. Forward-looking statements include any statements that address future results or occurrences. These forward-looking statements inherently involve risks and uncertainties that could cause actual future results and occurrences to differ materially from the forward-looking statements. Some of these risks and uncertainties include factors relating to:

     - the effects of potentially more restrictive privacy and other governmental regulation relating to our marketing methods;

     -   the effects of modified and varied promotions;

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

     -   the effects of selective adjustments in pricing;

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

     -   the effects of worldwide paper and postage costs;

     -   the effects of possible postal disruptions on deliveries;

     -   the effects of foreign currency fluctuations;

     - the accuracy of our management's assessment of the future effective tax rate and the effect of initiatives to reduce the rate;

     -   the effects of the transition to the euro;

     -   the effects and pace of our stock repurchase program; and

     -   the effects of general economic conditions.


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      The information contained under the caption "Management's Discussion and Analysis" in the section entitled "Currency Risk Management" in our 2000 Annual Report to Stockholders is incorporated into this Item by reference.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      Our Consolidated Financial Statements appearing on pages 55 through 101 of our 2000 Annual Report to Stockholders, together with the report of KPMG LLP appearing on page 102, are incorporated into this Item by reference.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      None.

                                    PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      Information  with respect to our directors under the caption  "Proposal 1:
Election of Directors" in the Proxy Statement for our Annual Meeting of Stockholders to be held on November 10, 2000 is incorporated into this Item by reference. Information with respect to our executive officers appears under the caption "Executive Officers" in Item 1 of Part I of this report and is incorporated into this Item by reference.


ITEM 11. EXECUTIVE COMPENSATION

      Information with respect to executive compensation under the captions "Executive Compensation," "Report of the Compensation and Nominating Committee" and "Performance Graph" in the Proxy Statement for our Annual Meeting of Stockholders to be held on November 10, 2000 is incorporated into this Item by reference.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      Information with respect to security ownership of certain beneficial owners and management under the caption "Equity Security Ownership" in the Proxy Statement for our Annual Meeting of Stockholders to be held on November 10, 2000 is incorporated into this Item by reference.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      None.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) 1 Financial Statements
      An index of our Consolidated Financial Statements appears on page 24 of this report.

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

3.1.2 Certificate of Amendment of the Certificate of Incorporation of The Reader's Digest Association, Inc. filed with the State of Delaware on November 19, 1999 filed as Exhibit 10.29 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2000, is incorporated herein by reference.

3.2 Amended and Restated By-Laws of The Reader's Digest Association, Inc., effective February 22, 1991 filed as Exhibit 3.2 to our Annual Report on Form 10-K for the year ended June 30, 1993, is incorporated herein by reference.

10.1 The Reader's Digest Association, Inc. Management Incentive Compensation Plan (Amendment and Restatement as of July 1, 1994) filed as Exhibit 10.1 to our Annual Report on Form 10-K for the year ended June 30, 1994, is incorporated herein by reference.*

10.2 The Reader's Digest Association, Inc. 1989 Key Employee Long Term Incentive Plan filed as Exhibit 10.2 to our Registration Statement on Form S-1 (Registration No. 33-32566) filed on December 19, 1989, is incorporated herein by reference.*

10.3 The Reader's Digest Association, Inc. Deferred Compensation Plan (Amendment and Restatement as of July 8, 1994) filed as Exhibit 10.4 to our Annual Report on Form 10-K for the year ended June 30, 1994, is incorporated herein by reference.*

10.4 The Reader's Digest Association, Inc. Income Continuation Plan for Senior Management (amended and restated) filed as Exhibit 10.5 to our Annual Report on Form 10-K for the year ended June 30, 1993, is incorporated herein by reference.*

10.5 Excess Benefit Retirement Plan of The Reader's Digest Association, Inc. (Amendment and Restatement as of July 1, 1994) filed as Exhibit 10.7 to our Annual Report on Form 10-K for the year ended June 30, 1994, is incorporated herein by reference.*


      *Denotes a management contract or compensatory plan.

10.6 The Reader's Digest 1992 Executive Retirement Plan (Amendment and Restatement as of October 10, 1996), filed as Exhibit 10.12 to our Annual Report on Form 10-K for the year ended June 30, 1997, is incorporated herein by reference.*

10.7 The Reader's Digest Association, Inc. Executive Cash Balance Retirement Plan.*

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

10.11 First Amendment dated as of September 17, 1997 to the Competitive Advance and Revolving Credit Facility Agreement dated as of November 12, 1996 among The Reader's Digest Association, Inc., the Borrowing Subsidiaries, The Chase Manhattan Bank and J.P. Morgan Securities Inc., filed as Exhibit 10.29 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 1997, is incorporated herein by reference.

10.12 The Reader's Digest Association, Inc. Director Compensation Program, filed as Exhibit 10.31 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 1998, is incorporated herein by reference.*

10.13 The Reader's Digest Association, Inc. Deferred Compensation Plan for Directors, amended and restated as of March 13, 1998, filed as Exhibit
      10.31 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 1998, is incorporated herein by reference.*

10.14 Employment Agreement dated as of April 28, 1998 between The Reader's Digest Association, Inc. and Thomas O. Ryder, filed as Exhibit 10.33 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 1998, is incorporated herein by reference.*

10.15 The Reader's Digest Association, Inc. 1994 Key Employee Long Term Incentive Plan, as amended and restated effective as of August 13, 1999 filed as Exhibit 10.17 to our Annual Report on Form 10-K for the year ended June 30, 1999, is incorporated herein by reference.*

10.16 Second Amendment dated as of June 2, 1998 to the Competitive Advance and Revolving Credit Facility Agreement dated as of November 12, 1996 among The Reader's Digest Association, Inc., the Borrowing Subsidiaries, The Chase Manhattan Bank and J.P. Morgan Securities Inc., filed as Exhibit 10.27 to our Annual Report on Form 10-K for the year ended June 30, 1998, is incorporated herein by reference.

10.17 Third Amendment dated as of September 2, 1999 to the Competitive Advance and Revolving Credit Facility Agreement dated as of November 12, 1996 among The Reader's Digest Association, Inc., the Borrowing Subsidiaries, The Chase Manhattan Bank and J.P. Morgan Securities Inc., filed as Exhibit 10.19 to our Annual Report on Form 10-K for the year ended June 30, 1999, is incorporated herein by reference.*


      *Denotes a management contract or compensatory plan.

10.18 Termination Agreement dated as of April 10, 1997 between The Reader's Digest Association, Inc. and George S. Scimone, filed as Exhibit 10.28 to our Annual Report on Form 10-K for the year ended June 30, 1998, is incorporated herein by reference.*

10.19 Termination Agreement dated as of April 10, 1998 between The Reader's Digest Association, Inc. and Gregory G. Coleman, filed as Exhibit 10.29 to our Annual Report on Form 10-K for the year ended June 30, 1998, is incorporated herein by reference.*

10.20 Termination Agreement dated as of September 8, 1997 between The Reader's Digest Association, Inc. and M. John Bohane, filed as Exhibit 10.30 to our Annual Report on Form 10-K for the year ended June 30, 1998, is incorporated herein by reference.*

10.21 Termination Agreement dated as of September 1, 1996 between The Reader's Digest Association, Inc. and Christopher P. Willcox, as amended on February 24, 2000, filed as Exhibit 10.30 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2000, is incorporated herein by reference *

10.22 Termination Agreement dated as of September 8, 1997 between The Reader's Digest Association, Inc. and Peter J.C. Davenport.*

10.23 Supplemental Retirement Benefit Agreement dated as of November 15, 1991 between The Reader's Digest Association, Inc. and Gregory G. Coleman, filed as Exhibit 10.32 to our Annual Report on Form 10-K for the year ended June 30, 1998, is incorporated herein by reference.*

10.24 Supplemental Retirement Benefit Agreement dated as of August 25, 1988 between The Reader's Digest Association, Inc. and M. John Bohane, filed as Exhibit 10.11 to our Registration Statement on Form S-1
      (Registration No. 33-32566) filed on December 19, 1989, is incorporated herein by reference.*

10.25 Supplemental Retirement Agreement dated as of August 25, 1988 between The Reader's Digest Association, Inc. and Peter J.C. Davenport.*

10.26 The Reader's Digest Association, Inc. Senior Management Incentive Plan, filed as Exhibit 10.27 to our Annual Report on Form 10-K for the year ended June 30, 1999, is incorporated herein by reference.*

10.27 Stock Purchase Agreement dated August 25, 1999 by and among The Reader's Digest Association, Inc., Books Are Fun, Ltd. and the other parties listed therein filed as Exhibit 10.28 to our Annual Report on Form 10-K for the year ended June 30, 1999, is incorporated herein by reference.

13 Financial information appearing at pages 55 through 101 of our 2000 Annual Report to Stockholders, together with the report thereon of KPMG LLP appearing on page 102 (furnished for the information of the Securities and Exchange Commission only and not to be deemed filed as part of this Annual Report on Form 10-K, except for the portions thereof that are specifically incorporated herein by reference).

21    Subsidiaries of The Reader's Digest Association, Inc.

23    Consent of KPMG LLP.

27    Financial Data Schedule.


*Denotes a management contract or compensatory plan.

(b)   Reports on Form 8-K

            During the three months ended June 30, 2000, we did not file any Current Reports on Form 8-K.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         The Reader's Digest Association, Inc.


                              By:     /s/THOMAS O. RYDER
                                        (Thomas O. Ryder)
                                    Chairman and Chief Executive Officer
Date:  September 22, 2000


      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

            Signature                       Title                  Date

   /s/THOMAS O. RYDER             Chairman and Chief        September 22, 2000
      (Thomas O. Ryder)           Executive Officer and a
                                    Director


   /s/GEORGE S. SCIMONE           Senior Vice President     September 22, 2000
      (George S. Scimone)         and Chief Financial
                                     Officer

   /s/DORVIN D. LIVELY            Vice President and        September 22, 2000
      (Dorvin D. Lively)          Corporate
                                  Controller (chief
                                  accounting officer)

                                  Director                  September 22, 2000
      (Lynne V. Cheney)

   /s/M. CHRISTINE DEVITA         Director                  September 22, 2000
      (M. Christine DeVita)

   /s/JAMES E. PRESTON            Director                  September 22, 2000
      (James E. Preston)

   /s/LAWRENCE R. RICCIARDI       Director                  September 22, 2000
      (Lawrence R. Ricciardi)

   /s/C.J. SILAS                  Director                  September 22, 2000
      (C.J. Silas)

   /s/WILLIAM J. WHITE            Director                  September 22, 2000
      (William J. White)

   /s/ED ZSCHAU                   Director                  September 22, 2000
      (Ed Zschau)

                    THE READER'S DIGEST ASSOCIATION, INC.

                  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                          Page


Management's Discussion and Analysis....................................    *

Financial Statements:

      Consolidated Statements of Income--For the Years Ended June 30,
         2000, 1999 and 1998............................................    *

      Consolidated Balance Sheets--June 30, 2000 and 1999...............    *

      Consolidated Statements of Cash Flows--For the Years Ended June 30,
          2000, 1999 and 1998........................................       *

      Consolidated Statements of Changes in Stockholders' Equity--For
         the Years Ended June 30, 2000, 1999 and 1998...................    *

Notes to Consolidated Financial Statements..............................    *

Independent Auditors' Report............................................    *

Report of Management....................................................    *

Selected Financial Data.................................................    *

Selected  Quarterly  Financial  Data and Dividend and Market  Information
(Unaudited).............................................................    *


------------
      *This financial information is incorporated by reference to our 2000 Annual Report to Stockholders. For additional information, please refer to Item 8 of this report.

                                 SUBSIDIARIES OF
                    THE READER'S DIGEST ASSOCIATION, INC.

Argentina
    Reader's Digest Argentina S.A.

Australia
    The Reader's Digest Association Pty. Limited
        Reader's Digest (Australia) Pty. Ltd.

Austria
    Verlag Das Beste GmbH

Belgium
    N.V. Reader's Digest S.A.
    Reader's Digest World Services, S.A.

Brazil
    Reader's Digest Brasil Ltda.

Canada
    The Reader's Digest Association (Canada) Ltd.
        Quality Service Programs, Inc.

Chile
    Reader's Digest Chile Limitada

Colombia
    Reader's Digest Colombia S.A.

Czech Republic
    Reader's Digest Vyber s.r.o.
        Rena s.r.o.

Denmark
    Forlaget Det Beste A/S

England
    The Reader's Digest Association Limited
        RD Publications Ltd.
        Money Magazine Limited
        Reader's Digest Financial Services (Family Insurance Services) Limited The Reader's Digest Association (Ireland) Limited
        Reader's Digest Holdings Limited
    Reader's Digest Children's Publishing Limited (formerly Victoria House Publishing, Ltd.)
    Reader's Digest European Systems Ltd.
    Reader's Digest Central & Eastern Europe Limited

Finland
    Oy Valitut Palat - Reader's Digest Ab

France
    Selection du Reader's Digest S.A.
        Selection du Reader's Digest Assurances SARL

Germany
    Verlag Das Beste GmbH
        Optimail/Direcktwerbeservice GmbH
        Pegasus Buch-und Zeitschriften - Vertriebsgesellschaft.mbH

Hong Kong
    Reader's Digest Association Far East Limited
        Asian Qualiproducts Services, Limited
    Reader's Digest Asia, Ltd.
    Reader's Digest (East Asia) Limited
        Reader's Digest Global Advertising Ltd.
        Reader's Digest (Malaysia) Sdn. Bhd
    R.D. Properties, Ltd.

Hungary
    Reader's Digest Kiado KFT

Italy
    Selezione dal Reader's Digest S.p.A.

Japan
    The Reader's Digest Ltd.

Mexico
    Caribe Condor S.A. de C.V.
        Reader's Digest Mexico, S.A. de C.V.
        Corporativo Reader's Digest de R.L. de CV

Netherlands
    Uitgeversmaatschappij The Reader's Digest N.V.
        Distrimedia Services B.V.
        Reader's Digest European Shared Services

New Zealand
    The Reader's Digest Association (New Zealand) Limited

Norway
    Det Beste A/S

Peru
    Reader's Digest Peru, S.A.

Philippines
    Reader's Digest (Philippines) Inc.

Poland
    Reader's Digest Przeglad Sp.z o.o.

Portugal
    Seleccoes do Reader's Digest (Portugal) S.A.
    Euroseleccoes - Publicacoes E Artigos Promocionais, Lda.

Russia
    Joint Stock Company "Publishing House Reader's Digest"

Spain
    Reader's Digest Selecciones S.A.

Sweden
    Reader's Digest Aktiebolag

Switzerland
    Das Beste aus Reader's Digest AG

Thailand
    Reader's Digest (Thailand) Limited

United States*
    Ardee Music Publishing, Inc.
    Books Are Fun, Ltd.
    gifts.com, Inc.
    Pegasus Finance Corp.
    Pegasus Investment, Inc.
    Pegasus Sales, Inc.
    Pleasantville Music Publishing, Inc.
    QSP, Inc.
        Reader's Digest Sub Eight, Inc.
        VideOvation, Inc.
        QSP Distribution Services, Inc.
        QSP Products and Programs, Inc.
        QSP Sales, Inc.
        Family Reading Program Corp.
    R.D. Manufacturing Corporation
    Pegasus Asia Investments Inc.
    RD Publications, Inc.
        RD Large Edition, Inc.
        RD Walking, Inc.
        Travel Publications, Inc.
           RD Member Services Inc.
        Home Service Publications, Inc.
        Retirement Living Publishing Company, Inc.
        RD Trade Shows, Inc.
    Reader's Digest Children's Publishing, Inc.
    Reader's Digest Entertainment, Inc.
    Reader's Digest Latinoamerica, S.A.
    Reader's Digest Sales and Services, Inc.
    Reader's Digest Sub Nine, Inc.
    Reader's Digest Sub Ten, Inc.
    Reader's Digest Young Families, Inc.
    SMDDMS, Inc.
    The Reader's Digest Association (Russia) Incorporated
    W.A. Publications, Inc.
---------------------
* All are Delaware corporations except W.A. Publications, Inc., a New York corporation.