Form 10-Q
period 2000-09-30
READERS DIGEST ASSOCIATION INC
filed 2000-11-09
CIK 858558

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

               [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2000

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

As of October 31, 2000, the following shares of the registrant's common stock were outstanding:

Class A Nonvoting Common Stock, $0.01 par value:90,256,645 shares
Class B Voting Common Stock, $0.01 par value:   12,432,164 shares

                                                               Page   1  of   18
pages.

              THE READER'S DIGEST ASSOCIATION, INC. AND SUBSIDIARIES

                               Index to Form 10-Q

                               September 30, 2000


Part I - Financial Information                                        Page No.
================================================================================

The Reader's Digest Association, Inc. and Subsidiaries
Consolidated Condensed Financial Statements (unaudited):

  Consolidated Condensed Statements of Income
   for the three-month periods ended September 30, 2000 and 1999             3

  Consolidated Condensed Balance Sheets
   as of September 30, 2000 and June 30, 2000                                4

  Consolidated Condensed Statements of Cash Flows
   for the three-month periods ended September 30, 2000 and 1999             5

  Notes to Consolidated Condensed Financial Statements                       6


Management's Discussion and Analysis
  of Financial Condition and Results of Operations                          11


Part II - Other Information                                                 16
================================================================================


               The Reader's Digest Association, Inc. and Subsidiaries
                   Consolidated Condensed Statements of Income
              Three-month  periods  ended   September  30,  2000  and  1999
                      (In millions, except per share data)
                                   (unaudited)





                                                         Three-month periods
                                                                ended
                                                            September 30,
                                                          2000         1999


Revenues                                                $ 559.7      $ 519.2

Product, distribution and editorial expenses              210.5        192.4
Promotion, marketing and administrative expenses          304.9        288.0
                                                        -------      -------

  Operating profit                                         44.3         38.8

Other income, net                                           4.1          7.0
                                                        -------      -------

  Income before provision for income taxes                 48.4         45.8

Provision for income taxes                                 18.4         17.2
                                                        -------      -------
  Net income                                             $ 30.0       $ 28.6
                                                        =======      =======


Basic and diluted earnings per share

Basic earnings per share
  Weighted average common shares outstanding              102.9        107.4

  Basic earnings per share                               $ 0.29       $ 0.26
                                                         ======       ======

Diluted earnings per share
  Adjusted weighted average common shares outstanding     104.2        108.5

  Diluted earnings per share                             $ 0.28       $ 0.26
                                                         ======       ======

Dividends per common share                               $ 0.05       $ 0.05
                                                         ======       ======



See accompanying Notes to Consolidated Condensed Financial Statements.

               The Reader's Digest Association, Inc. and Subsidiaries
                      Consolidated Condensed Balance Sheets
                     As of September 30, 2000 and June 30, 2000
                                  (In millions)
                                   (unaudited)





                                                  September 30,    June 30,
                                                       2000          2000
Assets
  Cash and cash equivalents                        $     51.7   $     49.7
  Receivables, net                                      432.1        285.3
  Inventories, net                                      169.5        120.3
  Prepaid and deferred promotion costs                  127.1        115.5
  Prepaid expenses and other current assets             215.8        201.7
                                                     --------     --------
 Total current assets                                   996.2        772.5

Marketable securities                                   105.6        173.5
Property, plant and equipment, net                      153.1        152.4
Intangible assets, net                                  432.9        438.8
Other noncurrent assets                                 298.7        221.6
                                                     --------     --------

Total assets                                       $  1,986.5   $  1,758.8
                                                     ========     ========

Liabilities and stockholders' equity
  Loans and notes payable                          $    249.8   $     89.4
  Accounts payable                                      162.5        146.4
  Accrued expenses                                      276.7        309.6
  Income taxes payable                                   87.4         38.7
  Unearned revenue                                      345.7        289.4
  Other current liabilities                              28.5         30.9
                                                     --------     --------

Total current liabilities                             1,150.6        904.4

Other noncurrent liabilities                            366.2        350.1
                                                     --------     --------

Total liabilities                                     1,516.8      1,254.5

  Capital stock                                          29.2         28.9
  Paid-in capital                                       223.4        223.1
  Retained earnings                                   1,131.1      1,106.6
  Accumulated other comprehensive (loss) income         (23.4)        31.0
  Treasury stock, at cost                              (890.6)      (885.3)
                                                     --------     --------

Total stockholders' equity                              469.7        504.3
                                                     --------     --------

Total liabilities and stockholders' equity         $  1,986.5   $  1,758.8
                                                    =========    =========



See accompanying Notes to Consolidated Condensed Financial Statements.

               The Reader's Digest Association, Inc. and Subsidiaries
                  Consolidated Condensed Statements of Cash Flows
               Three-month periods ended September 30, 2000 and 1999
                                  (In millions)
                                   (unaudited)





                                                       Three-month periods ended
                                                              September 30,
                                                           2000           1999
Cash flows from operating activities

  Net income                                            $  30.0         $  28.6
  Depreciation and amortization                            11.5             8.9
  Gains on the sales of a business, certain assets
   and certain investments                                 (3.9)           (7.5)
  Changes in assets and liabilities, net                 (156.0)          (23.8)
                                                        -------         -------
Net change in cash due to operating activities           (118.4)            6.2
                                                        -------         -------
Cash flows from investing activities

  Proceeds from maturities and sales of short-term
   investments and marketable securities                    4.0             2.3
  Purchases of investments and marketable securities      (20.0)           (3.9)
  Proceeds from sales of a business and other
   long-term   investments, net                             4.9            10.8
  Proceeds from sales of property, plant and
   equipment                                                0.3             2.2
  Capital expenditures                                    (10.6)           (4.0)
  Other, net                                               (0.5)           (0.8)
                                                        -------         -------
Net change in cash due to investing activities            (21.9)            6.6
                                                        -------         -------
Cash flows from financing activities

  Short-term borrowings, net                              160.5             2.0
  Dividends paid                                           (5.5)           (5.7)
  Common stock repurchased                                 (3.6)             --
  Other, net                                               (1.7)            3.4
                                                        -------         -------
Net change in cash due to financing activities            149.7            (0.3)
                                                        -------         -------
Effect of exchange rate changes on cash                    (7.4)            4.7
                                                        -------         -------
Net change in cash and cash equivalents                     2.0            17.2

Cash and cash equivalents at beginning of period           49.7           413.4
                                                        -------         -------
Cash and cash equivalents at end of period              $  51.7        $  430.6
                                                        =======        ========


See accompanying Notes to Consolidated Condensed Financial Statements.

               The Reader's Digest Association, Inc. and Subsidiaries
                Notes to Consolidated Condensed Financial Statements
                      (In millions, except per share data)
                                   (unaudited)

Unless indicated otherwise, references in Notes to Consolidated Condensed Financial Statements to "we", "our" and "us" are to The Reader's Digest Association, Inc. and its subsidiaries. All references to 2001 and 2000, unless specifically identified, are to fiscal 2001 and fiscal 2000, respectively.

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

We report on a fiscal year beginning July 1. The three-month periods ended September 30, 2000 and 1999 are the first fiscal quarters of 2001 and 2000, respectively. Operating results for any interim period are not necessarily indicative of the results for an entire year due to the seasonality of our business.

Certain prior period amounts have been restated to conform to the current period presentation. Customer service costs in 2000 have been reclassified to reflect these costs as a component of product, distribution and editorial expenses rather than promotion, marketing and administrative expenses.

(2)   Basic and Diluted Earnings Per Share

Basic earnings per share is computed by dividing net income less preferred stock dividend requirements ($0.3 for each of the three-month periods ended September 30, 2000 and 1999) by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed in the same manner except that the weighted average number of common shares outstanding assumes the exercise and conversion of certain stock options (1.3 million shares as of September 30, 2000 and 1.1 million shares as of September 30, 1999.

For the three-month period ended September 30, 2000, basic and diluted earnings per share were $0.29 and $0.28, respectively. For the three-month period ended September 30, 1999, basic and diluted earnings per share were both $0.26.

(3)   Revenues and Operating Profit by Operating Segments

Reportable segments are based on our method of internal reporting. The accounting policies of our segments are the same as those described in Note 1 of our consolidated financial statements included in our 2000 Annual Report to Stockholders. In addition, we allocate all corporate administrative costs to operating segments.
                                                      Three-month periods ended
                                                             September 30,
                                                         2000             1999

Revenues
  Global Books and Home Entertainment                  $ 358.3          $ 319.7
  U.S. Magazines                                         127.3            118.0
  International Magazines                                 67.7             72.6
  Other Businesses                                         6.4              8.9
                                                       -------          -------

Total revenues                                         $ 559.7          $ 519.2
                                                       =======          =======

                                                     Three-month periods ended
                                                            September 30,
                                                        2000             1999

Operating Profit (Loss)
  Global Books and Home Entertainment                 $ 54.1           $ 40.9
  U.S. Magazines                                        (2.1)             3.4
  International Magazines                               (0.8)             0.8
  Other Businesses                                      (6.9)            (6.3)
                                                       -----            -----
Total operating profit                                $ 44.3           $ 38.8
                                                      ======           ======

(4)    Comprehensive (Loss) Income

Accumulated other comprehensive (loss) income as reported in the balance sheet as of September 30, 2000 and June 30, 2000, represents primarily unrealized gains/losses on certain investments and foreign currency translation adjustments. The components of comprehensive (loss) income, net of related tax, for the three-month periods ended September 30, 2000 and 1999 were as follows:

                                                     Three-month periods ended
                                                            September 30,
                                                        2000             1999

Net income                                           $   30.0           $  28.6
Change in:
  Foreign currency translation adjustments              (11.3)              5.7
  Net unrealized (losses) gains on certain
   investments, net of deferred taxes of $32.2
   and $80.3, respectively                              (44.1)            133.9
  Net unrealized gains on certain derivative
   transactions, net of deferred taxes of $0.6            1.0                --
                                                     --------           -------
Total comprehensive (loss) income                    $  (24.4)          $ 168.2
                                                     =========          =======

Net unrealized (losses) gains on certain investments, net of related tax, principally represent our investment in the voting common shares of LookSmart, Ltd.

(5)      Other Operating Items

Other operating items represent charges related primarily to the streamlining of our organizational structure and the strategic repositioning of certain businesses. The components of other operating items are described in further detail below:

- Employee Retirement and Severance Benefits - For each reporting period, we have identified employees who would be separated as a result of actions taken to streamline the organizational structure through a combination of voluntary and involuntary severance programs.

-  Contract   Terminations  -  These  charges  represent  anticipated  costs  to terminate contractual obligations in connection with streamlining activities.

- Impairment Losses - As a result of restructuring activities, we incurred charges related to the carrying value of certain leasehold improvements, computer hardware and software and, to a lesser extent, property, plant and equipment no longer used in our operations.

Note 3 of our consolidated financial statements included in our 2000 Annual Report to Stockholders describes the nature and magnitude of the charges that were recorded in conjunction with these components for the past three fiscal years. At June 30, 2000, we had accruals for other operating items of $19.7 primarily for employee retirement and severance benefits. During the three-months ended September 30, 2000, we made payments totaling $4.3, of which $3.0 related to employee retirement and severance benefits. At September 30, 2000, the remaining balance of accruals for other operating items, composed primarily of employee retirement and severance benefits, was $15.4.


(6)   Inventories

                                                   September 30,       June 30,
                                                      2000               2000

Raw materials                                        $  12.9           $  13.4
Work-in-progress                                        17.2              21.1
Finished goods                                         139.4              85.8
                                                     -------           -------
Total inventories                                    $ 169.5           $ 120.3
                                                     =======           =======

(7)   Investments

Available for Sale Marketable Securities

Marketable securities on the balance sheet primarily represents the fair market value (based on quoted market prices) of our investments in LookSmart, Ltd. and WebMD Corporation. These securities are accounted for and classified as available-for-sale securities. As of September 30, 2000, the market value of the remaining shares totaled $98.4 for LookSmart and $6.6 for WebMD. As of October 31, 2000, our investments in LookSmart and WebMD have a market value of $62.2 and $4.9, respectively.

Net unrealized gains on these investments, net of deferred taxes, is included in accumulated other comprehensive (loss) income in stockholders' equity on the balance sheet and amounted to $59.8 as of September 30, 2000. In September 2000, we sold 200,000 shares of LookSmart and recorded a pre-tax gain of $2.6 in other income, net on the income statement.

Investments, at Cost

In October 1999, we entered into an agreement with BrandDirect Marketing, Inc., an affinity, membership-based, direct marketing company, to acquire an 18% equity interest in BrandDirect Marketing, Inc. In July 2000, we made an additional payment of $20.0 in accordance with the agreement, thereby increasing our investment in BrandDirect Marketing, Inc. to $50.0. The agreement also permits us to acquire additional equity in BrandDirect Marketing, Inc. through the exercise of warrants and other rights. The investment is being accounted for using the cost method and is included in other noncurrent assets on the balance sheet. In addition, we are working with BrandDirect Marketing, Inc. to develop and market Reader's Digest-branded membership clubs.

We hold several other investments, at cost, totaling $13.7. These investments are included in other noncurrent assets on the balance sheet.

Licensing Agreement

In May 2000, we entered into a long-term licensing agreement with World's Finest Chocolate, Inc. The cost of entering into the agreement was assigned to distribution rights, included in intangible assets on the balance sheet. These rights are being amortized using the straight-line method over the initial period of the agreement (10 years). Under the terms of the agreement, QSP, Inc. (our wholly owned subsidiary) has a long-term commitment to purchase World's Finest Chocolate, Inc. products and the exclusive right to sell those products for fundraising purposes. Our purchase commitment is based on annual minimum tonnage amounts.

(8)   Derivative Instruments

On July 1, 2000, we adopted Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities" and SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities, an amendment of SFAS No. 133." These statements standardize the accounting for derivative instruments, including certain derivative instruments embedded in other contracts. We are required to record all derivative instruments on our balance sheet at fair value. Derivatives that are not classified as hedges are adjusted to fair value through earnings. Changes in fair value of the derivatives that we have designated and that qualify as effective hedges are recorded in either other comprehensive income or earnings. The ineffective portion of our derivatives that are classified as hedges is immediately recognized in earnings. The cumulative effect of change in accounting principles recorded on July 1, 2000 was not material to our results of operations, financial position or cash flows.

Risk Management and Objectives

In the normal course of business we are exposed to market risk from the effect of foreign exchange rate fluctuations on the U.S. dollar value of our foreign subsidiaries' results of operations and financial condition. A significant portion of our risk is associated with foreign exchange rate fluctuations of the euro and British pound. We purchase foreign currency option and forward contracts to minimize the effect of fluctuating foreign currencies on our subsidiaries' earnings and specifically identifiable anticipated transactions. In addition, we enter into forward contracts to minimize the effect of fluctuating foreign currency exchange rates on certain foreign currency denominated assets and liabilities. Generally, we purchase foreign currency option and forward contracts over periods ranging up to 12 months. As a matter of policy, we do not speculate in financial markets, and therefore we do not hold financial instruments for trading purposes. We continually monitor foreign currency risk and the use of derivative instruments.

Strategies and Description of Derivative Instruments

The following is a brief description of our derivative transactions.

- We enter into option contracts to hedge against the foreign currency risk associated with intercompany royalty fees paid to us by our foreign subsidiaries. The contract amounts of these options are based on forecasted future revenues earned by our subsidiaries. These contracts are designated and qualify for cash flow hedge accounting.

- Similarly, option contracts are used to economically hedge against foreign currency risk associated with operating cash flows of our foreign subsidiaries. The contract amounts of these options are based on forecasted cash flows from operating profit recognized by our subsidiaries. These contracts do not qualify for hedge accounting treatment.

- We utilize foreign currency forward contracts to economically hedge against foreign currency risk associated with anticipated or forecasted transactions, as well as foreign currency denominated loans due to and from our foreign subsidiaries. These transactions do not qualify for hedge accounting treatment under the new standards.

Quantitative Disclosures of Derivative Instruments

Cash Flow Hedges -- Changes in the spot value of the foreign currencies associated with option contracts designated and qualifying as cash flow hedges of forecasted royalty payments amounting to $1.0 (net of taxes of $0.6) are reported in accumulated other comprehensive (loss) income included in stockholders' equity on the balance sheet. The gains and losses are deferred until the underlying transaction is recognized in earnings. The ineffective portion of the change in market value of these option contracts, specifically, the time-value component of $0.7, was recognized as a loss in other income, net on the income statement. The fair value of the option contracts of $1.7 is included in prepaid expenses and other current assets on the balance sheet.

We anticipate that the net gains in accumulated other comprehensive (loss) income relating to foreign currency option contracts existing at September 30, 2000 will be recognized as gain (loss) on foreign exchange during the twelve-months ended September 30, 2001. As of September 30, 2000, the approximate length of time over which we will hedge our exposure to the variability in future cash flows associated with foreign currency royalty payments is 12 months. No cash flow hedges were discontinued during the three-months ended September 30, 2000.

Non-Hedging Derivatives - Changes in the spot value of the foreign currencies and contract settlements associated with option and forward contracts amounting to $9.8 are reported in gain (loss) on foreign exchange included in other income, net on the income statement. This effect would generally be offset by the translation of the assets, liabilities and future operating cash flows being hedged. The fair value of the option and forward contracts of $13.4 is included in prepaid expenses and other current assets on the balance sheet.

(9)   Debt

As described in Note 10 of our consolidated financial statements included in our 2000 Annual Report to Stockholders, we are a party to a Competitive Advance and Revolving Credit Facility Agreement (the Credit Agreement) that provides for borrowings of up to $300.0 and expires on October 31, 2001. The Credit Agreement contains covenants to maintain minimum levels of consolidated assets and net worth and a maximum level of leverage. At September 30, 2000, we had borrowings of $249.1 outstanding under the Credit Agreement and we were in compliance with all covenants. This amount is included in loans and notes payable on the balance sheet. It is our intent to repay the outstanding amount within the next fiscal year.

(10) Share Exchange

In September 1999, we executed a share exchange with the DeWitt Wallace-Reader's Digest Fund and the Lila Wallace-Reader's Digest Fund (the Funds). Under the terms of the exchange, the Funds exchanged approximately 9.3 million shares of Class B voting common stock (Class B) for approximately 8.0 million shares of Class A nonvoting common stock (Class A), at an exchange ratio of 0.865 Class A shares for each Class B share. As a result, we exchanged Class A treasury shares at a cost of $164.9 and a market value of $239.9, for Class B shares, resulting in additional paid-in capital of $75.0.

(11) Share Repurchase Authorization

In January 2000, we announced authorization to repurchase up to 5 million shares or about 5 percent of our outstanding Class A stock. As of September 30, 2000, we had purchased approximately 4.2 million shares totaling $140.2 (0.2 million shares totaling $6.7 during the three-months ended September 30, 2000). In October 2000, we announced authorization to repurchase an additional 5 million shares of our outstanding Class A stock.

               The Reader's Digest Association, Inc. and Subsidiaries
                      Management's Discussion and Analysis
                  of Financial Condition and Results of Operations
                    (Dollars in millions, except per share data)


Unless indicated otherwise, references in Management's Discussion and Analysis to "we", "our" and "us" are to The Reader's Digest Association, Inc. and Subsidiaries. All references to 2001 and 2000, unless specifically identified, are to fiscal 2001 and fiscal 2000, respectively.

The following discussion and analysis provides information that we believe is relevant to an assessment and understanding of our consolidated results of operations and financial condition and has been written excluding the effect of fluctuations in foreign currency exchange rates. This discussion should be read in conjunction with the Consolidated Condensed Financial Statements and related notes.

Three-Month Period Ended September 30, 2000, Compared With Three-Month Period Ended September 30, 1999

Results of Operations:  Company-Wide

Revenues/Operating Profit

Revenues for the first quarter of 2001 increased 8% to $560, compared with $519 in the first quarter of 2000. Excluding the adverse effect of changes in foreign currency exchange rates, revenues increased 13%. The increase in revenues was primarily attributable to the acquisition of Books Are Fun, Ltd. (BAF) in the second quarter of 2000, increased sales at QSP, Inc. resulting from the addition of the sales force of World's Finest Chocolate, Inc. and revenue growth in the international markets of Global Books and Home Entertainment. We increased mailings in Germany, France, Latin America, Asia and Russia, which increased revenues in these markets. We also achieved higher response rates in certain markets because of better-targeted mailings. On a global basis, revenue increases were realized for all Global Books and Home Entertainment products, especially series and general books. Worldwide advertising revenues increased for Reader's Digest magazine. In the United States the average rate per page and the number of advertising pages sold was higher, and in international markets the number of advertising pages sold was higher. This revenue growth was slightly offset by the loss of revenue from the sale of the subscription list for American Health magazine, which ended publication with the October 2000 issue.

Operating profit for the first quarter of 2001 increased 14% to $44, compared with $39 in the first quarter of 2000. Excluding the adverse effect of foreign currency translation, operating profit increased 30%. Operating profit growth was driven by the increases in revenues for Global Books and Home Entertainment products. In addition, promotion costs were lower as a result of reduced mail quantities and better-targeted mailings. Offsetting a portion of this increase in operating profit were operating profit declines for U.S. Magazines and International Magazines. For both U.S. Magazines and International Magazines, investment spending was increased slightly to develop new marketing and distribution channels and, for U.S. Magazines, we incurred costs related to the World's Finest Chocolate, Inc. transaction and conversion to a new outsourced fulfillment vendor.

Other Income, Net

Other income, net decreased 41% to $4 in the first quarter of 2001, compared with $7 in the first quarter of 2000. This decrease was primarily because of a gain from the sale of American Health magazine of $7 realized in the first quarter of 2000, higher interest expense in the first quarter of 2001 as a result of additional short-term debt and lower interest income from reduced cash balances. These amounts were partially offset by gains from foreign exchange hedging transactions and a gain on the sale of a small portion of our investment in LookSmart, Ltd. during the current period.

Income Taxes

The effective tax rate for the first quarter of 2001 was 38.0%, compared with a rate of 37.5% for the first quarter of 2000.

Net Income and Earnings Per Share

For the first quarter of 2001, net income was $30, or $0.28 per share on a diluted-earnings basis ($0.29 per share for basic earnings per share). In the prior year period, net income was $29, or $0.26 per share on both a basic- and diluted-earnings basis.


Results of Operations:  Operating Segments

Global Books and Home Entertainment

Revenues for Global Books and Home Entertainment increased 12% in the first quarter of 2001 to $358, compared with $320 in the first quarter of 2000. Excluding the adverse effect of changes in foreign currency exchange rates, revenues increased 19%. The acquisition of BAF in the second quarter of 2000 and revenue growth for all products sold internationally were the primary reasons for the increase in revenues. The acquisition of BAF was a significant portion of the revenue increase in the United States; however, revenues increased for other products sold in the United States. Specifically, revenues increased for Young Families products as a result of increased promotion, and for series products because of higher payment rates and increased pricing. A shift in promotion efforts from video to music products resulted in an increase in revenues for music rather than video products.

The increase in revenue in international markets was mostly from general books, video products and Select Editions. Revenue increases were especially high in Germany, Mexico, Brazil, Russia, France and Australia. Revenue for general books increased in certain markets because of improved response rates resulting from better promotion techniques and stronger products, especially in Russia, France and Mexico. Sales of video products were higher as a result of increased promotion efforts, especially in Germany, and improved response rates in Mexico. Revenues increased for Select Editions primarily in Australia, Brazil and Germany as a result of improved membership in series products.

Operating profit for Global Books and Home Entertainment increased 32% in the first quarter of 2001 to $54, compared with $41 in the first quarter of 2000. Excluding the adverse effect of foreign currency translation, operating profit increased 47%. Although profit improvements were realized in most markets, the increase was primarily from improved profitability in the United States, Germany, Australia and Brazil. Profit increases were realized for all products, especially for series books, general books and music products. In the United States, operating profit improved as a result of revenue growth and to a lesser extent as a result of lower promotion costs as a result of reduced mail quantities and better-targeted mailings. Significant improvement in operating profit for the international markets cited above was driven by profits from higher revenues for series, general books, video and music products and lower promotion costs in certain markets.

U.S. Magazines

Revenues for U.S. Magazines increased 8% in the first quarter of 2001 to $127, compared with $118 in the first quarter of 2000. The increase in revenues was attributable to increased sales of QSP, Inc. as a result of the addition of the sales force of World's Finest Chocolate, Inc. In May 2000, we entered into an agreement to purchase products and acquire sales representatives of World's Finest Chocolate, Inc. In addition, advertising revenues for Reader's Digest magazine increased from more advertising pages sold and a higher average rate per page. These increases in revenues were slightly offset by the loss of revenue from the sale of the subscription list for American Health magazine, which ended publication with the October 2000 issue, and by slightly lower circulation revenues for Reader's Digest magazine.

Operating profit for U.S. Magazines decreased in the first quarter of 2001 to a loss of $(2), compared with a profit of $3 in the first quarter of 2000. The decrease was primarily the result of costs related to the transaction with World's Finest Chocolate, Inc., investment in the development of new marketing channels and conversion to a new outsourced fulfillment vendor.
International Magazines

Revenues for International Magazines decreased 7% in the first quarter of 2001 to $68, compared with $73 in the first quarter of 2000. Excluding the adverse effect of changes in foreign currency exchange rates, revenues increased 1%. Higher advertising revenues in Canada, Mexico, the United Kingdom and Asia and increased newsstand sales, primarily in Latin America, were the principal reasons for the increase. These increases were slightly offset by the decline in circulation revenues of Reader's Digest magazine from certain strategic reductions in local circulation rates and the sale of our Italian operations in the fourth quarter of 2000.

Operating profit declined to a loss of $(1) in the first quarter of 2001 from an operating profit of $1 in the first quarter of 2000, primarily as a result of investment in new marketing channels and increased promotion from higher mailings in a few markets. This decline was partially offset by the increases in advertising revenues and newsstand sales, and by cost savings in paper and printing costs from the use of global contracts to facilitate magazine fulfillment.

Other Businesses

Revenues from Other Businesses decreased 28% to $6 in the first quarter of 2001, compared with $9 in the first quarter of 2000, primarily from lower revenues of gifts.com, Inc. as a result of reduced catalog promotions, partially offset by additional revenues from expansion of our insurance alliances.

Operating losses from Other Businesses increased by 10% to $(7) in the first quarter of 2001, compared with operating losses of $(6) in the first quarter of 2000, primarily from planned start-up costs for new businesses. These losses were substantially offset by reduced marketing and development costs of gifts.com, Inc. and higher profits from expansion of our insurance alliances.

Forward-Looking Information

Fiscal 2001 Results

We expect continued improvement in both revenues and operating profit. We anticipate that our revenue growth rate for fiscal 2001 will approach the high single or low double digits. We expect that year-over-year operating profit will continue to increase in double digits, but at a somewhat slower rate than in 2000, based in part on our growing revenue base.

Liquidity and Capital Resources

                                                               Three-month
                                                               period ended
                                                            September 30, 2000


Cash and cash equivalents at June 30, 2000                        $  50
Net change in cash due to:
  Operating activities                                             (118)
  Investing activities                                              (22)
  Financing activities                                              150
  Effect of exchange rate changes on cash and cash
   equivalents                                                       (8)
Net change in cash and cash equivalents                               2
                                                                  -----
Cash and cash equivalents at September 30, 2000                   $  52
                                                                  =====

Cash and cash equivalents increased 4% to $52 at September 30, 2000, compared with $50 at June 30, 2000. Short-term borrowings increased by $160 to $250 as of September 30, 2000 to finance additional receivables from higher sales, as well as additional inventory of BAF during the three-month period.

As described in Note 10 to our 2000 Annual Report, we are a party to a Competitive Advance and Revolving Credit Facility Agreement (the Credit Agreement) that expires on October 31, 2001 and provides for borrowings of up to $300. The Credit Agreement contains covenants to maintain minimum levels of consolidated assets and net worth and a maximum level of leverage. At September 30, 2000, we had borrowings of $249 outstanding under the Credit Agreement. It is our intent to repay the outstanding amount within the next fiscal year.

In January 2000, we announced authorization to repurchase up to 5 million shares or about 5 percent of our outstanding Class A nonvoting common stock (Class A). As of September 30, 2000, we had purchased approximately 4.2 million shares totaling $140 (0.2 million shares totaling $7 during the three-months ended September 30, 2000). In October 2000, we announced authorization to repurchase an additional 5 million shares of our outstanding Class A stock.

We believe that our liquidity, capital resources, cash flows and borrowing capacity are sufficient to fund normal capital expenditures, working capital requirements, the payment of dividends, the execution of our share repurchase program and the implementation of our strategic initiatives.

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

At September 30, 2000, our primary foreign currency market exposures included the euro and the British pound. We estimate that the results of a uniform 10% weakening and 10% strengthening in the value of the U.S. dollar relative to the currencies in which the option and forward contracts are denominated, with all other variables held constant, would have the following effect:

                                        Effect of a  10%    Effect of a 10%
                                           Weakening         Strengthening
                                           of the U.S.         of the U.S.
                                             Dollar              Dollar

Option Contracts                            $   (9.6)             $ 13.3
Forward Contracts                           $  (12.8)             $ 10.5

These estimates represent changes to the fair value of the option and forward contracts on a stand-alone basis. Such changes would be substantially offset by the related impact on the assets, liabilities and operating profits being hedged. Also, this calculation assumes that each exchange rate would change in the same direction relative to the U.S. dollar. Changes in exchange rates not only affect the U.S. dollar value of the fair value of these derivatives, but also affect the underlying foreign subsidiaries' income. Our sensitivity analysis as described above does not consider potential changes in local sales levels, local currency prices, or the mitigating effects of option or forward contracts.

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

We performed an internal analysis regarding the business and systems issues related to the euro conversion and developed a strategic plan to ensure that all necessary modifications would be made on a timely basis. Our operations in markets that have adopted the euro are able to accept payments and pay suppliers in euros, and are able to indicate the euro equivalent of pricing on invoices. During the transition period, we are monitoring customer and competitor reaction to the euro and updating the strategic plan as needed.

To date, the transition to the euro has not significantly affected our marketing strategy. In addition, we believe that the conversion to the euro will not have a significant impact on the marketing strategy of our European operations in the future. We do not anticipate the need to synchronize prices between markets in the future, primarily because the editorial content of our products varies. In addition, products are published in local languages and are sold principally through direct mail rather than retail channels. These factors result in products that tend to be unique to each market and do not easily lend themselves to price comparisons across borders. The estimated costs to convert all affected systems to the euro are not expected to have a material adverse effect on our results of operations, financial position or cash flow.

                                       *****

This report includes "forward-looking statements" within the meaning of the U.S. federal securities laws. Forward-looking statements include any statements that address future results or occurrences. These forward-looking statements inherently involve risks and uncertainties that could cause actual future results and occurrences to differ materially from the forward-looking statements. Except as required by those laws, we have no obligation to update publicly any forward-looking statements and we have no intention to update them.

Some of these risks and uncertainties include factors relating to the:

- effects of potentially more restrictive privacy and other governmental regulation relating to our marketing methods;
-     effects of modified and varied promotions;
-     ability to identify customer trends;
-     ability to continue to create a broadly appealing mix of new products;
- ability to attract and retain new and younger magazine subscribers and product customers in view of the maturing of an important portion of our U.S. customer base;
- ability to attract and retain subscribers and customers in an economically efficient manner;
-     effect of selective adjustments in pricing;
-     ability to expand and more effectively utilize our customer database;
- ability to expand into new international markets and to introduce new product lines into new and existing markets;
-     ability to expand into new channels of distribution;
- ability to negotiate and implement productive acquisitions, strategic alliances and joint ventures;
- ability to integrate newly acquired and newly formed businesses successfully;
- strength of relationships of newly acquired and newly formed businesses with their employees, suppliers and customers;
- accuracy of the basis of forecasts relating to newly acquired and newly formed businesses;
- ability to contain and reduce costs, especially through global efficiencies;
- cost and effectiveness of re-engineering of business processes and operations;
- accuracy of management's assessment of the current status of our business;
-     evolution of our organizational and structural  capabilities;
- ability we have to respond to competitive pressures within and outside the direct marketing industry, including the Internet;
-     effect of worldwide paper and postage costs;
-     effect of possible postal disruptions on deliveries;
-     effect of foreign currency fluctuations;
- accuracy of management's assessment of the future effective tax rate and the effect of initiatives to reduce the rate;
-     effect of the transition to the euro;
-     effect and pace of our stock repurchase program; and
-     effect of general economic conditions.

                           PART II. OTHER INFORMATION


Item 6.  EXHIBITS AND REPORTS ON FORM 8-K.


(a)   Exhibits

      27    Financial Data Schedule



(b)   Reports on Form 8-K

      During the three-months ended September 30, 2000, the company did not file any reports on Form 8-K.

                                   SIGNATURES
================================================================================


Pursuant to the requirements of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                                           The Reader's Digest Association, Inc.
                                           -------------------------------------
                                                (Registrant)



Date:  November 6, 2000                   By:   /s/GEORGE S. SCIMONE
                                                ------------------------------
                                                George S. Scimone
                                                Senior Vice President and
                                                Chief Financial Officer
                                                (and authorized signatory)

                                  EXHIBIT INDEX



 Exhibit                                                                    Page

    27    Financial Data Schedule