Form 10-Q
period 2000-12-31
READERS DIGEST ASSOCIATION INC
filed 2001-02-08
CIK 858558

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                OF THE SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended December 31, 2000

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


As of January 31, 2001, the following shares of the registrant's common stock were outstanding:

Class A Nonvoting Common Stock, $0.01 par value:90,530,553 shares Class B Voting Common Stock, $0.01 par value:12,432,164 shares


                                                   Page 1 of 21 pages.

        THE READER'S DIGEST ASSOCIATION, INC. AND SUBSIDIARIES

                               Index to Form 10-Q
                                   (unaudited)

                                December 31, 2000


                                                                        Page No.

Part I - Financial Information:

The Reader's Digest Association, Inc. and Subsidiaries
Consolidated Condensed Financial Statements:

  Consolidated Condensed Statements of Income
   for the three-month and six-month periods ended December 31, 2000
   and 1999                                                                   3

  Consolidated Condensed Balance Sheets
   as of December 31, 2000 and June 30, 2000                                  4

  Consolidated Condensed Statements of Cash Flows
   for the six-month periods ended December 31, 2000 and 1999                 5

  Notes to Consolidated Condensed Financial Statements                        6

Management's Discussion and Analysis of
  Financial Condition and Results of Operations                              12


Part II - Other Information                                                  20



             The Reader's Digest Association, Inc. and Subsidiaries
                   Consolidated Condensed Statements of Income
       Three-month and six-month periods ended December 31, 2000 and 1999
                      (In millions, except per share data)
                                   (unaudited)



                               Three-month period ended  Six-month period ended
                                       December 31,          December 31,
                                     2000      1999       2000         1999
                                     ----      ----       ----         ----
                                             Restated                Restated
                                             (Note 7)                (Note 7)

Revenues                         $   852.8  $   844.0  $   1,412.5  $   1,363.2

Product, distribution and
 editorial expenses                  327.5      318.2        538.0        510.6
Promotion, marketing and
 administrative expenses             369.1      379.6        674.0        667.6

Other operating items                 (8.2)        --         (8.2)          --
                                 ---------  ---------  -----------  -----------

  Operating profit                   164.4      146.2        208.7        185.0

Other expense, net                     3.5        8.0          7.2          1.0
                                 ---------  ---------  -----------  -----------

  Income before provision for
   income taxes                      160.9      138.2        201.5        184.0

Provision for income taxes            57.1       51.9         75.5         69.1
                                 ---------  ---------  -----------  -----------

  Net income                     $   103.8  $    86.3  $     126.0  $     114.9
                                 =========  =========  ===========  ===========

Basic earnings per share:
  Weighted average common
   shares outstanding                102.8      106.5        102.9        107.0
                                 =========  =========  ===========  ===========


  Basic earnings per share       $    1.01  $    0.81  $      1.22  $      1.07
                                 =========  =========  ===========  ===========

Diluted earnings per share:
  Adjusted weighted average
   common shares outstanding         104.1      107.3        104.2        108.0
                                 =========  =========  ===========  ===========

  Diluted earnings per share     $    0.99  $    0.80  $      1.20  $      1.06
                                 =========  =========  ===========  ===========

Dividends per common share       $    0.05  $    0.05  $      0.10  $      0.10
                                 =========  =========  ===========  ===========




See accompanying Notes to Consolidated Condensed Financial Statements.

             The Reader's Digest Association, Inc. and Subsidiaries
                      Consolidated Condensed Balance Sheets
                    As of December 31, 2000 and June 30, 2000
                                  (In millions)
                                   (unaudited)





                                                   December 31,    June 30,
                                                       2000          2000
                                                       ----          ----
                                                                   Restated
Assets                                                             (Note 7)

  Cash and cash equivalents                        $     54.5    $     49.7
  Receivables, net                                      481.2         285.3
  Inventories, net                                      130.2         120.3
  Prepaid and deferred promotion costs                  127.3         115.5
  Prepaid expenses and other current assets             217.0         201.7
                                                   ----------    ----------

Total current assets                                  1,010.2         772.5

  Marketable securities                                  23.6         173.5
  Property, plant and equipment, net                    159.5         152.4
  Intangible assets, net                                424.4         438.8
  Other noncurrent assets                               300.9         192.5
                                                   ----------    ----------

Total assets                                       $  1,918.6    $  1,729.7
                                                   ==========    ==========

Liabilities and stockholders' equity
  Loans and notes payable                          $    155.3    $     89.4
  Accounts payable                                      125.3         146.4
  Accrued expenses                                      276.5         309.6
  Income taxes payable                                  125.1          38.7
  Unearned revenue                                      359.3         289.4
  Other current liabilities                              18.3          30.9
                                                   ----------    ----------

Total current liabilities                             1,059.8         904.4

  Other noncurrent liabilities                          370.1         350.1
                                                   ----------    ----------

Total liabilities                                     1,429.9       1,254.5

  Capital stock                                          29.4          28.9
  Paid-in capital                                       224.8         223.1
  Retained earnings                                   1,192.4       1,077.5
  Accumulated other comprehensive (loss) income         (68.8)         31.0
  Treasury stock, at cost                              (889.1)       (885.3)
                                                   ----------    ----------

Total stockholders' equity                              488.7         475.2
                                                   ----------    ----------

Total liabilities and stockholders' equity         $  1,918.6    $  1,729.7
                                                   ==========    ==========



See accompanying Notes to Consolidated Condensed Financial Statements.

             The Reader's Digest Association, Inc. and Subsidiaries
                 Consolidated Condensed Statements of Cash Flows
               Six-month periods ended December 31, 2000 and 1999
                                  (In millions)
                                   (unaudited)



                                                        Six-month period ended
                                                              December 31,
                                                           2000        1999
                                                           ----        ----
                                                                     Restated
Cash flows from operating activities                                 (Note 7)

  Net income                                            $  126.0    $  114.9
  Depreciation, amortization and asset impairments          26.2        21.8
  Minority interest                                           --        (2.5)
  Gains on the sales of businesses, certain
   assets and certain investments                           (7.3)       (7.5)
  Equity in losses of an affiliate                          12.2        10.5
  Other, net of the effects of acquisitions
   and dispositions                                       (169.7)      (13.9)
                                                        --------    --------

Net change in cash due to operating activities             (12.6)      123.3
                                                        --------    --------

Cash flows from investing activities
  Proceeds from maturities and sales of
   short-term investments and marketable
   securities                                               10.4        22.2
  Purchases of investments and marketable
   securities                                               (1.4)      (12.6)
  Proceeds from other long-term investments,
   net and sales of a business                               1.3        10.8
  Proceeds from sales of property, plant and
   equipment                                                 0.7         2.4
  Investment in and advances to an affiliate               (23.0)      (25.0)
  Payments for business acquisitions                          --      (393.9)
  Capital expenditures                                     (19.9)       (7.9)
                                                        --------    --------

Net change in cash due to investing activities             (31.9)     (404.0)
                                                        --------    --------

Cash flows from financing activities
  Short-term borrowings, net                                65.3         9.1
  Dividends paid                                           (10.9)      (11.3)
  Common stock repurchased                                 (11.6)         --
  Proceeds from employee stock purchase plan
   and exercise of stock options                             9.6         5.4
  Other, net                                                 0.6         4.8
                                                        --------    --------

Net change in cash due to financing activities              53.0         8.0
                                                        --------    --------

Effect of exchange rate changes on cash                     (3.7)       (0.1)
                                                        --------    --------

Net change in cash and cash equivalents                      4.8      (272.8)

Cash and cash equivalents at beginning of period            49.7       413.4
                                                        --------    --------

Cash and cash equivalents at end of period              $   54.5    $  140.6
                                                        ========    ========


See accompanying Notes to Consolidated Condensed Financial Statements.

             The Reader's Digest Association, Inc. and Subsidiaries
              Notes to Consolidated Condensed Financial Statements
                      (In millions, except per share data)
                                   (unaudited)

Unless indicated otherwise, references in Notes to Consolidated Condensed Financial Statements to "we," "our," and "us" are to The Reader's Digest Association, Inc. and Subsidiaries. All references to 2001 and 2000, unless specifically identified, are to fiscal 2001 and fiscal 2000, respectively.

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

We report on a fiscal year beginning July 1. The three-month periods ended December 31, 2000 and 1999 are the second fiscal quarters of 2001 and 2000, respectively. Operating results for any interim period are not necessarily indicative of the results for an entire year due to the seasonality of our business.

Other expense, net and net income have been restated for prior periods to reflect equity in losses of an affiliate (including amortization of goodwill associated with our investment in the affiliate) (Note 7). In addition, certain prior period amounts have been restated to conform to the current period presentation. Specifically, customer service costs in 2000 have been reclassified to reflect these costs as a component of product, distribution and editorial expenses rather than promotion, marketing and administrative expenses.

(2)   Basic and Diluted Earnings Per Share

Basic earnings per share is computed by dividing net income less preferred stock dividend requirements by the weighted average number of common shares outstanding during the period. The preferred stock dividend requirements were $0.3 for each of the three-month periods ended December 31, 2000 and 1999 and $0.7 for each of the six-month periods ended December 31, 2000 and 1999.

Diluted earnings per share is computed in the same manner except that the weighted average number of common shares outstanding assumes the exercise and conversion of certain stock options. For the three-month period ended December 31, 2000 the assumed exercise and conversion totaled 1.3 million shares; for the comparable period ended December 31, 1999 there were 0.8 million shares (1.3 million shares for the six-month period ended December 31, 2000 and 1.0 million shares for the six-month period ended December 31, 1999).

(3)       Revenues and Operating Profit by Operating Segments

Reportable segments are based on our method of internal reporting. The accounting policies of our segments are the same as those described in Note 1 of our consolidated financial statements included in our 2000 Annual Report to Stockholders. In addition, we allocate all corporate administrative costs to operating segments.

                               Three-month period ended  Six-month period ended
                                       December 31,          December 31,
                                     2000      1999        2000        1999
                                     ----      ----        ----        ----
Revenues
  Global Books and Home
   Entertainment                  $  460.7   $  481.6   $   819.0   $   801.3
  U.S. Magazines                     305.4      267.0       432.7       384.9
  International Magazines             73.6       78.4       141.3       151.0
  Other Businesses                    13.1       17.0        19.5        26.0
                                  --------   --------   ---------   ---------
Total revenues                    $  852.8   $  844.0   $ 1,412.5   $ 1,363.2
                                  ========   ========   =========   =========


                               Three-month period ended  Six-month period ended
                                       December 31,           December 31,
                                     2000       1999       2000         1999
                                     ----       ----       ----         ----
Operating Profit (Loss)
  Global Books and Home
   Entertainment                  $   78.7   $   86.3    $  132.8    $  127.2
  U.S. Magazines                      78.8       73.9        76.7        77.3
  International Magazines              2.4        3.4         1.6         4.2
  Other Businesses                    (3.7)     (17.4)      (10.6)      (23.7)
                                  --------   --------    --------    --------

Segment operating profit             156.2      146.2       200.5       185.0
  Other operating items                8.2         --         8.2          --
                                  --------   --------    --------    --------

Total operating profit            $  164.4   $  146.2    $  208.7    $  185.0
                                  ========   ========    ========    ========


(4)   Comprehensive (Loss) Income

Accumulated other comprehensive (loss) income as reported in the Consolidated Condensed Balance Sheets as of December 31, 2000 and June 30, 2000, primarily represents unrealized gains/losses on certain investments and foreign currency translation adjustments. The components of comprehensive income, net of related tax, for the three- and six-month periods ended December 31, 2000 and 1999 were as follows:

                                   Three-month period ended   Six-month period ended
                                          December 31,              December 31,
                                        2000       1999           2000       1999
                                        ----       ----           ----       ----
                                                  Restated                 Restated
                                                  (Note 7)                 (Note 7)

Net income                            $  103.8    $  86.3      $  126.0   $  114.9
Change in:
  Foreign currency translation
   adjustments                             8.7       (7.3)         (2.6)      (1.6)
  Net unrealized (losses) gains on
   certain investments. (1)              (53.3)      20.1         (97.4)     154.0
  Net unrealized (losses) gains on
   certain derivative transactions,
   net of deferred tax assets of
   $0.5 and liabilities of $0.1,
   respectively                           (0.8)        --           0.2         --
                                      --------    -------      --------   --------

Total comprehensive income            $   58.4    $  99.1      $   26.2   $  267.3
                                      ========    =======      ========   ========

(1)Net unrealized (losses) gains on certain investments, net of related tax, principally represents our investment in the voting common shares of LookSmart, Ltd. For the three- and six-month periods ended December 31, 2000, these amounts are net of deferred tax assets of $28.7 and $52.5, respectively. For the three- and six-month periods ended December 31, 1999, these amounts are net of deferred tax liabilities of $12.1 and $92.4, respectively.


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

- Impairment Losses - As a result of restructuring activities, we incurred charges related to the carrying value of certain long-lived assets, leasehold improvements, computer hardware and software and, to a lesser extent, property, plant and equipment no longer used in our operations.

Note 3 of our consolidated financial statements included in our 2000 Annual Report to Stockholders describes the nature and magnitude of the charges that were recorded in conjunction with these components for the past three fiscal years. At June 30, 2000, we had accruals for other operating items of $19.7 primarily for employee retirement and severance benefits. For the three-month period ended December 31, 2000, we recorded adjustments totaling $0.9 to remaining accrual balances from charges originally recorded in fiscal 2000 and fiscal 1996; and recorded additional charges of $1.1 primarily related to costs associated with the discontinuation of certain unproductive businesses. During the six-month period ended December 31, 2000, we made payments totaling $6.5, of which $5.6 related to employee retirement and severance benefits. At December 31, 2000, the remaining balance of accruals for other operating items, composed primarily of employee retirement and severance benefits, was $13.4.

In addition, we: (i) recorded an impairment loss of $2.0 relating to goodwill associated with one of our special interest magazines; (ii) adjusted accruals as a result of a favorable tax settlement of $14.5, which resulted in a reversal of charges of $10.1 originally recorded in other operating items and $4.4 originally recorded in administrative expenses; and (iii) adjusted remaining accrual balances for litigation charges originally recorded as other operating items of $0.3.


(6)   Inventories

                                             December 31,     June 30,
                                                 2000           2000

  Raw materials                                $   8.6        $  13.4
  Work-in-progress                                17.7           21.1
  Finished goods                                 103.9           85.8
                                               -------        -------
Total inventories                              $ 130.2        $ 120.3
                                               =======        =======


(7)   Investments

Available for Sale Marketable Securities

Marketable securities on the balance sheet primarily represents the fair market value (based on quoted market prices) of our investments in LookSmart, Ltd. and WebMD Corporation. These securities are accounted for and classified as available-for-sale securities. As of December 31, 2000, the market value of the remaining shares totaled $19.6 for LookSmart and $3.4 for WebMD.

Net unrealized gains on these investments, net of deferred taxes, is included in accumulated other comprehensive (loss) income in stockholders' equity on the balance sheet and amounted to $6.5 as of December 31, 2000. During the three- and six-month periods ended December 31, 2000, respectively, we sold 750,000 and 950,000 shares of LookSmart, and recorded a pre-tax gain of $2.7 and $5.3 in other expense, net on the income statement.

Investments, Equity Method

Investments in entities that are not majority-owned and that we do not control, but over which we have the ability to exercise significant influence are accounted for using the equity method. Generally, under the equity method, original investments in these affiliates are recorded at cost and are subsequently adjusted by our share of equity in earnings or losses after the date of acquisition (including amortization of goodwill). Equity in earnings or losses of each affiliate is recorded according to our level of ownership until the affiliate's contributed capital has been fully depleted. Thereafter, we recognize the full amount of the losses generated by the affiliate when we are the primary funding source.

During the second quarter of fiscal 2001, we changed our method of accounting for our investment in BrandDirect Marketing, Inc. from the cost method to the equity method of accounting. Due to additional funding, in the form of an advance, and other changes in circumstances we obtained the ability to exercise significant influence as defined in Accounting Principles Board Opinion No.18 (APB No. 18), The Equity Method of Accounting for Investments in Common Stock. All prior periods were restated to reflect reported results as if we had been accounting for this investment on the equity method since initial ownership in BrandDirect Marketing, Inc. in accordance with APB No. 18. The reported and restated results reflect equity losses in the affiliate based upon the above (including amortization of goodwill associated with our investment).

The following summarizes the effect on our results of the equity method accounting treatment for our investment in BrandDirect Marketing, Inc.



                    Investment    Equity in        Net     Effect on Basic  Effect on Diluted
     Period        and Advances   Losses (1)   Investment       EPS (2)         EPS (2)
     ------        ------------   ----------   ----------       -------         -------

Fiscal 2000:
  Second Quarter     $  25.0     $   10.5      $   14.5      $  (0.10)        $  (0.10)
  Third Quarter           --         12.3      $    2.2         (0.12)           (0.11)
  Fourth Quarter         5.0          6.3      $    0.9         (0.06)           (0.06)
                     -------     --------                    --------         --------
                     $  30.0     $   29.1                    $  (0.28)        $  (0.27)
                     =======     ========                    ========         ========
Fiscal 2001:
  First Quarter      $  20.0     $    7.7      $   13.2      $  (0.07)        $  (0.07)
  Second Quarter         3.0          4.5      $   11.7         (0.05)           (0.05)
                     -------     --------                    --------         --------
                    $  23.0     $   12.2                    $  (0.12)        $  (0.12)
                     =======     ========                    ========         ========

(1)Equity  in  losses  includes  goodwill   amortization   associated  with  our
   investment  totaling  $5.5 for 2001 and $3.8 for 2000.
(2)EPS is  earnings  per share.

Investments, Cost Method

We hold several other investments, at cost, totaling $13.4. These investments are included in other noncurrent assets on the balance sheet.

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

- We utilize foreign currency forward contracts to economically hedge against foreign currency risk associated with anticipated or forecasted transactions, as well as foreign currency denominated loans due to and from our foreign subsidiaries. These transactions do not qualify for hedge accounting treatment.

Quantitative Disclosures of Derivative Instruments

Cash Flow Hedges - For the three-month period ended December 31, 2000, changes in the spot value of the foreign currencies associated with option contracts designated and qualifying as cash flow hedges of forecasted royalty payments amounted to a loss of $0.8 (gain of $0.2 for the six-month period ended December 31, 2000). These changes are reported in accumulated other comprehensive (loss) income included in stockholders' equity on the balance sheet. The gains and losses are deferred until the underlying transaction is recognized in earnings.

The ineffective portion of the change in market value of these option contracts, specifically, the time-value component of $0.2 was recognized as a loss in other expense, net on the income statement for the three-month period ended December 31, 2000 (loss of $0.6 for the six-month period ended December 31, 2000). The fair value of the option contracts at December 31, 2000 of $0.7 is included in prepaid expenses and other current assets on the balance sheet.

We anticipate that the net gains in accumulated other comprehensive (loss) income relating to foreign currency option contracts existing at December 31, 2000 will be recognized as gain (loss) on foreign exchange during the twelve-month period ended December 31, 2001. As of December 31, 2000, the approximate length of time over which we will hedge our exposure to the variability in future cash flows associated with foreign currency royalty fees is 12 months. There were no cash flow hedges discontinued during the six-month period ended December 31, 2000.

Other Derivatives - For the three-month period ended December 31, 2000, changes in the spot value of the foreign currencies and contract settlements associated with option and forward contracts amounted to a loss of $4.6 (gain of $5.1 for the six-month period ended December 31, 2000). These changes are reported in gain (loss) on foreign exchange included in other expense, net on the income statement. This effect would generally be offset by the translation of the assets, liabilities and future operating cash flows being hedged. The fair value of the option and forward contracts as of December 31, 2000 of $8.3 is included in prepaid expenses and other current assets on the balance sheet.

(9)   Debt

As described in Note 10 of our consolidated financial statements included in our 2000 Annual Report to Stockholders, we are a party to a Competitive Advance and Revolving Credit Facility Agreement (the Credit Agreement) that provides for borrowings of up to $300.0 and expires on October 31, 2001. The Credit Agreement contains covenants to maintain minimum levels of consolidated assets and net worth and a maximum level of leverage. At December 31, 2000, we had borrowings of $155.1 outstanding under the Credit Agreement and we were in compliance with all covenants. This amount is included in loans and notes payable on the balance sheet.

(10) Share Repurchase Authorization

In January 2000, we announced authorization to repurchase up to 5 million shares or about 5 percent of our outstanding Class A nonvoting common stock. As of December 31, 2000, we had purchased approximately 4.4 million shares totaling $145.1 (0.1 million shares totaling $4.9 during the three-month period ended December 31, 2000 and 0.3 million shares totaling $11.6 during the six-month period ended December 31, 2000). In October 2000, we announced authorization to repurchase up to an additional 5 million shares of our outstanding Class A nonvoting common stock.

             The Reader's Digest Association, Inc. and Subsidiaries
                      Management's Discussion and Analysis
                of Financial Condition and Results of Operations
                  (Dollars in millions, except per share data)
                                   (unaudited)

Unless indicated otherwise, references in Management's Discussion and Analysis to "we," "our," and "us" are to The Reader's Digest Association, Inc. and Subsidiaries. All references to 2001 and 2000, unless specifically identified, are to fiscal 2001 and fiscal 2000, respectively.

The following discussion and analysis provides information that we believe is relevant to an assessment and understanding of our consolidated results of operations and financial condition and has been written excluding the effect of foreign currency translation. This discussion should be read in conjunction with the Consolidated Condensed Financial Statements and related notes.

Other expense, net and net income have been restated for prior periods to reflect equity in losses of an affiliate (including amortization of goodwill associated with our investment in the affiliate), as described in Note 7 to our consolidated condensed financial statements. To analyze results on a comparable basis, Management's Discussion and Analysis of operating profit has been written excluding the net effect of other operating items of $8.2 (income) in the second quarter 2001. Other operating items consisted of the following:

- Adjustments to remaining accrual balances from charges originally recorded in fiscal years 2000, 1996 and 1994, that resulted in a benefit of $11.3.

- Additional charges of $1.1 primarily related to costs associated with the discontinuation of certain unproductive businesses.

- An impairment loss of $2.0 relating to goodwill associated with one of our special interest magazines.


Three-Month Period Ended December 31, 2000, Compared With Three-Month Period Ended December 31, 1999

Results of Operations:  Company-Wide

Revenues and Operating Profit

Revenues for the second quarter of 2001 increased 1% to $853, compared with $844 in the second quarter of 2000. Excluding the adverse effect of foreign currency translation, revenues increased 6%. The increase in revenues was primarily attributable to increased sales at QSP, Inc. resulting from the integration of the products and sales force of World's Finest Chocolate, Inc. After adjusting for foreign currency translation, revenues for Global Books and Home Entertainment and International Magazines were higher as well. The increase in revenues for Global Books and Home Entertainment was primarily from higher sales of music products and general books, and increased promotional activity of Young Families products in the United States. This revenue growth was slightly offset by reduced catalog activity to improve profitability at gifts.com, Inc.'s Good Catalog Company division.

Operating profit for the second quarter of 2001 increased 7% to $156, compared with $146 in the second quarter of 2000. Excluding the adverse effect of foreign currency translation, operating profit increased 13%. Operating profit growth was driven by reduced marketing and development costs associated with the launch of gifts.com and higher sales of QSP, Inc. products. Certain product lines of Global Books and Home Entertainment experienced higher profits from revenue growth, including music products sold globally, general books in certain international markets, and Young Families products in the United States. Profits were reduced by weaker response rates to certain video products in the United States and illustrated series products sold globally.

Other Expense, Net

Other expense, net decreased 56% to $(4) in the second quarter of 2001, compared with $(8) in the second quarter of 2000. During the second quarter of 2001 additional income totaling $4 was realized from the sale of certain investments and proceeds of $4 from the termination of an agreement. Incremental expense of $8 was recognized from higher interest expense and losses on foreign currency hedge contracts. Equity in losses of an affiliate were $6 less during the second quarter of 2001, compared with the prior year period.

Income Taxes

The effective tax rate for the second quarter of 2001 was 35.5%, compared with a rate of 37.5% for the second quarter of 2000. Excluding the effect of equity in losses of an affiliate, the effective tax rate for the second quarter of 2001 was 34.5%, compared with a rate of 34.9% for the prior year period.

Net Income and Earnings Per Share

For the second quarter of 2001, net income was $104, or $0.99 per share on a diluted-earnings basis ($1.01 per share for basic earnings per share). In the prior year period, net income was $86, or $0.80 per share on a diluted-earnings basis ($0.81 per share for basic earnings per share).


Results of Operations:  Operating Segments

Global Books and Home Entertainment

Revenues for Global Books and Home Entertainment decreased 4% in the second quarter of 2001 to $461, compared with $482 in the second quarter of 2000. However, excluding the adverse effect of foreign currency translation, revenues increased 3%. Revenue growth was primarily in international markets, with some growth in the United States for music and Young Families products. Revenues increased for music products from higher response rates to more popular products and for Young Families products as a result of increased promotional activity. Revenues for Books Are Fun, Ltd. (BAF) were slightly higher as well. Conversely, certain video and illustrated series products had lower response rates from weaker products resulting in lower revenues.

The increase in revenue in international markets was primarily from general books, reading series, and music products. Revenue increases were especially high in Eastern Europe, particularly in Russia and the Czech Republic, and in certain Latin American markets. Revenue for general books increased because of improved response rates resulting from more effective promotion techniques and stronger products in Russia, the Czech Republic and Mexico. Sales of reading series products were higher as a result of increased promotion efforts and improved membership retention, especially in Germany, and improved response rates in Australia. Revenues for music products were higher from increased promotional activity and higher response rates, primarily in Germany and Asia.

Operating profit for Global Books and Home Entertainment decreased 9% in the second quarter of 2001 to $79, compared with $86 in the second quarter of 2000. Excluding the adverse effect of foreign currency translation, operating profit was flat. Although profit improvements were realized in Eastern Europe and certain Latin American markets, some countries, including the United States, Germany and France experienced lower profits.

In the United States profits from increased sales of music and Young Families products were offset by losses from reduced revenues for video and illustrated series products described above. BAF had higher overall sales, but profits were lower because of severe weather that adversely affected some winter sales events, and the late arrival of a significant seasonal product. Profits were higher in international markets primarily from higher sales of general books sold in Eastern Europe and Mexico. Profits were lower in Germany for general books, and in France for music products because of lower response rates to weaker products in those markets.

U.S. Magazines

Revenues for U.S. Magazines increased 14% in the second quarter of 2001 to $305 compared with $267 in the second quarter of 2000. The increase in revenues was attributable to a greater variety of food and gift items sold by QSP, Inc. as a result of the integration of the products and sales force of World's Finest Chocolate, Inc. In addition, advertising revenues for Reader's Digest magazine increased from more advertising pages sold and a higher average rate per page. These increases were partially offset by lower advertising and circulation revenues of certain special interest magazines from industry-wide softness in the do-it-yourself and health categories.

Operating profit for U.S. Magazines increased 7% in the second quarter of 2001 to $79, compared with $74 in the second quarter of 2000. The profit increase was driven by higher sales of QSP, Inc. products and higher advertising revenue for Reader's Digest magazine described above. Circulation margins were lower for Reader's Digest magazine mostly from increased subscription costs associated with acquiring new subscribers. Profits were lower for the special interest magazines reflecting lower revenues described above.

International Magazines

Revenues for International Magazines decreased 6% in the second quarter of 2001 to $74, compared with $78 in the second quarter of 2000. However, excluding the adverse effect of foreign currency translation, revenues increased 4%. Revenues in Germany increased from the introduction of a vitamin catalog product line. Overall circulation and advertising revenues were flat with increases in Mexico, Asia, France, and Canada, primarily from higher subscription renewals. These increases were slightly offset by the sale of our Italian operations in the fourth quarter of 2000.

Operating profit declined in the second quarter of 2001 to $2, compared with $3 in the second quarter of 2000, primarily as a result of incremental spending in initiatives to acquire new customers. In the United Kingdom and France profits were higher from reduced promotion and overhead costs from more optimal circulation levels and cost-reduction initiatives.

Other Businesses

Revenues from Other Businesses decreased 23% in the second quarter of 2001 to $13, compared with $17 in the second quarter of 2000. Revenues were lower for gifts.com, Inc. as a result of the Good Catalog Company division's reduction in merchandise catalog promotions, partially offset by increased sales generated by our gifts.com Web site.

Operating losses from Other Businesses decreased in the second quarter of 2001 to $(4), compared with $(17) in the second quarter of 2000, primarily from planned reductions in marketing and development costs of gifts.com, Inc.


Six-Month Period Ended December 31, 2000, Compared With Six-Month
Period Ended December 31, 1999

Results of Operations:  Company-Wide

Revenues and Operating Profit

Revenues for the six months ended December 31, 2000 increased 4% to $1,413, compared with $1,363 in the prior year period. Excluding the adverse effect of foreign currency translation, revenues increased 9%. The increase in revenues was primarily attributable to: (i) the acquisition of BAF in the second quarter of 2000; (ii) increased sales at QSP, Inc. resulting from the integration of the products and sales force of World's Finest Chocolate, Inc.; and (iii) revenue growth in the international markets of Global Books and Home Entertainment. The increase in revenues for Global Books and Home Entertainment was primarily from higher sales of music, general books, and reading series products sold globally, and increased promotional activity of Young Families products in the United States. Revenues grew in Eastern Europe and other developing markets because of higher response rates to increased and more effective promotion techniques. In addition, advertising revenues were higher for Reader's Digest magazine. In the United States, the average rate per page and the number of advertising pages sold was higher; and in international markets, the number of advertising pages sold was higher.

This revenue growth was slightly offset by: (i) reduced catalog activity at gifts.com, Inc.'s Good Catalog Company division to improve profitability; (ii) lower revenues for video and illustrated series products because of weaker product performance; and (iii) the loss of revenue from the sale of the subscription list for American Health magazine, which ended publication with the October 1999 issue.

Operating profit for the six months ended December 31, 2000 increased 8% to $201, compared with $185 in the prior year period. Excluding the adverse effect of foreign currency translation, operating profit increased 16%. Operating profit growth was driven by higher sales of most Global Books and Home Entertainment products, as well as reduced marketing and development costs associated with the launch of gifts.com. Global Books and Home Entertainment experienced higher profits from revenue growth, including music and reading series products sold globally, general books sold internationally, and Young Families products promoted in the United States. Profits were reduced by weaker response rates to certain video products in the United States and illustrated series products sold globally.

Other Expense, Net

Other expense, net increased to $(7) in the six months ended December 31, 2000, compared with $(1) in the prior year period. During the six months ended December 31, 2000, interest expense was higher from additional borrowings. This incremental expense of $11 was partially offset by income totaling $6 that was realized from the sale of certain investments and proceeds of $4 from the termination of an agreement. Equity in losses of an affiliate were $2 less during the six months ended December 31, 2000, compared with the prior year period. Also, in the prior year period, a gain of $7 was recognized from the sale of the subscription list for American Health magazine.

Income Taxes

The effective tax rate for the six months ended December 31, 2000 was 37.4%, compared with a rate of 37.5% for the prior year period. Excluding the effect of equity in losses of an affiliate, the effective tax rate for the six months ended December 31, 2000 was 35.3%, compared with a rate of 35.5% for the prior year period.

Net Income and Earnings Per Share

For the six months ended December 31, 2000, net income was $126, or $1.20 per share on a diluted-earnings basis ($1.22 per share for basic earnings per share). In the prior year period, net income was $115, or $1.06 per share on a diluted-earnings basis ($1.07 per share for basic earnings per share).

Results of Operations:  Operating Segments

Global Books and Home Entertainment

Revenues for Global Books and Home Entertainment increased 2% in the six months ended December 31, 2000 to $819, compared with $801 in the prior year period. Excluding the adverse effect of foreign currency translation, revenues increased 9%. The acquisition of BAF in the second quarter of 2000 and revenue growth for most products sold globally were the primary reasons for the increase in revenues. The acquisition of BAF was a significant portion of the revenue increase in the United States; however, revenues also increased for other products as well. Specific revenue increases included: (i) music products from higher response rates to more popular products and a shift in promotion efforts from video products; (ii) Young Families products as a result of increased promotional activity; and (iii) reading series products because of higher payment rates and increased pricing. Some video and illustrated series products had lower response rates from weaker products, resulting in lower revenues.

Revenues increased for all products sold in international markets. Most of the revenue growth was in general books and reading series products and was especially high in the developing markets of Latin America and Eastern Europe. Revenues for general books increased, especially in Russia, Mexico, the Czech Republic, and Asia, because of improved response rates resulting from better promotion techniques and stronger products. Sales of reading series products were higher as a result of increased promotion efforts and improved membership retention, especially in Germany and Switzerland, and improved response rates in Australia. Revenues for music and video products were higher from increased promotions and higher response rates, primarily in Mexico, Asia, Australia, and Switzerland. In the United Kingdom, revenues were lower from reduced mailing activity of music and series products.

Operating profit for Global Books and Home Entertainment increased 4% in the six months ended December 31, 2000 to $133, compared with $127 in the prior year period. Excluding the adverse effect of foreign currency translation, operating profit increased 15%. Profits were higher in nearly all of our markets and were especially higher in Eastern Europe, the United States, Mexico, Australia, and Switzerland. In the United States, profits from increased sales of music, Young Families, and reading series products were offset by losses from reduced revenues for video and illustrated series products described above. BAF had higher overall sales, but profits were lower because of severe weather that adversely affected some winter sales events, and late delivery to us of a significant seasonal product. Profits were higher in Eastern Europe, Mexico, Australia and Switzerland, primarily from higher sales of general books, reading series, music, and video products described above.

U.S. Magazines

Revenues for U.S. Magazines increased 12% in the six months ended December 31, 2000 to $433, compared with $385 in the prior year period. The increase in revenues was attributable to a greater variety of food and gift items sold by QSP, Inc. as a result of the integration of the products and sales force of World's Finest Chocolate, Inc. In addition, advertising revenues for Reader's Digest magazine increased from more advertising pages sold and a higher average rate per page. These increases in revenues were slightly offset by: (i) the loss of revenue from the sale of the subscription list for American Health magazine, which ended publication with the October 1999 issue; and (ii) lower advertising and circulation revenues of certain special interest magazines from industry-wide softness in the do-it-yourself and health categories.

Operating profit for U.S. Magazines of $77 was flat in the six months ended December 31, 2000, compared with the prior year period. Higher profits from additional sales of QSP, Inc. products and higher advertising revenue for Reader's Digest magazine were offset by certain profit declines. These declines included: (i) lower profits for special interest magazines attributed to softness in the industry described above; (ii) lower circulation margins for Reader's Digest magazine mostly from increased subscription costs associated with acquiring more new subscribers; (iii) higher costs in the first quarter of 2001, associated with the World's Finest Chocolate, Inc. transaction; (iv) investment in the development of new marketing channels; and (v) conversion to a new outsourced fulfillment vendor.

International Magazines

Revenues for International Magazines decreased 6% in the six months ended December 31, 2000 to $141, compared with $151 in the prior year period. However, excluding the adverse effect of changes in foreign currency exchange rates, revenues increased 2%. Revenues increased in Germany from the introduction of a vitamin catalog product line, and in Mexico, Asia, France, and Canada, primarily from higher subscription renewals of Reader's Digest magazine. Offsetting a portion of the revenue growth were declines in circulation revenues of Reader's Digest magazine from certain strategic reductions in local circulation rates, specifically in the United Kingdom and Germany, and the sale of our Italian operations in the fourth quarter of 2000.

Operating profit declined in the six months ended December 31, 2000 to $2, compared with $4 in the prior year period, primarily as a result of incremental spending on initiatives to acquire new customers. In the United Kingdom profits were higher from reduced promotion and overhead costs from more optimal circulation levels and cost-reduction initiatives. In certain other markets, cost were lower as a result of savings in paper and printing costs from the use of global contracts to facilitate magazine fulfillment.

Other Businesses

Revenues from Other Businesses decreased 25% in the six months ended December 31, 2000 to $20, compared with $26 in the prior year period. Revenues were lower for gifts.com, Inc. as a result of the Good Catalog Company division's reduction in merchandise catalog promotions, partially offset by increased sales generated by our gifts.com Web site.

Operating losses from Other Businesses decreased in the six months ended December 31, 2000 to $(11), compared with $(24) in the prior year period, primarily from planned reductions in marketing and development costs of gifts.com, Inc.

Forward-Looking Information

Fiscal 2001 Results

We expect continued revenue and profit growth for 2001. The second half of the year should be in line with the range of analyst estimates as of January 25, 2001. However, as we have planned our business, results may be on the lower end of the estimate range for the third quarter and on the higher end for the fourth quarter. We expect that our tax rate for 2001 will be about 35% (excluding the effect of equity losses of an affiliate).


Liquidity and Capital Resources

                                                            Six-month
                                                          period ended
                                                        December 31, 2000

Cash and cash equivalents at June 30, 2000                     $ 50

Net change in cash due to:
  Operating activities                                          (12)
  Investing activities                                          (32)
  Financing activities                                           53
  Effect of exchange rate changes on cash and cash
   equivalents                                                   (4)
                                                               ----
Net change in cash and cash equivalents                           5

Cash and cash equivalents at December 31, 2000                 $ 55
                                                               ====

Cash and cash equivalents increased 10% to $55 at December 31, 2000, compared with $50 at June 30, 2000. Short-term borrowings increased by $65 to $155 as of December 31, 2000 to finance additional receivables from higher sales, as well as additional investment in an affiliate and ongoing capital expenditures.

As described in Note 10 of our consolidated financial statements included in our 2000 Annual Report to Stockholders, we are a party to a Competitive Advance and Revolving Credit Facility Agreement (the Credit Agreement) that expires on October 31, 2001 and provides for borrowings of up to $300. The Credit Agreement contains covenants to maintain minimum levels of consolidated assets and net worth and a maximum level of leverage. At December 31, 2000, we had largely seasonal borrowings of $155 outstanding under the Credit Agreement.

In January 2000, we announced authorization to repurchase up to 5 million shares or about 5 percent of our outstanding Class A nonvoting common stock. As of December 31, 2000, we had purchased approximately 4.4 million shares totaling $145. In October 2000, we announced authorization to repurchase up to an additional 5 million shares of our outstanding Class A nonvoting common stock

We believe that our liquidity, capital resources, cash flows and borrowing capacity are sufficient to fund normal capital expenditures, working capital requirements, the payment of dividends, the execution of our share repurchase program, and the implementation of our strategic initiatives.


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

At December 31, 2000, our primary foreign currency market exposures included the euro and the British pound. We estimate that the results of a uniform 10% weakening and 10% strengthening in the value of the U.S. dollar relative to the currencies in which our option and forward contracts are denominated, with all other variables held constant, would have the following effect:

                                      Effect of a 10%      Effect of a 10%
                                        Weakening           Strengthening
                                        of the U.S.          of the U.S.
                                          Dollar               Dollar
                                          ------               ------

Option contracts                          $  (4.4)            $ 11.3
Forward contracts                         $ (10.3)            $  8.4

These estimates represent changes to the fair value of our option and forward contracts on a stand-alone basis. Such changes would be substantially offset by the related impact on the assets, liabilities, and operating profits being hedged. Also, this calculation assumes that each exchange rate would change in the same direction relative to the U.S. dollar. Changes in exchange rates not only affect the U.S. dollar value of the fair value of these derivatives, but also affect the underlying foreign subsidiaries' income. Our sensitivity analysis as described above does not consider potential changes in local sales levels, or currency prices, or the mitigating effects of option or forward contracts.


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


                                 *****

This report contains or incorporates by reference "forward-looking statements" within the meaning of the U.S. federal securities laws. Forward-looking statements include any statements that address future results or occurrences. These forward-looking statements inherently involve risks and uncertainties that could cause actual future results and occurrences to differ materially from the forward-looking statements. Some of these risks and uncertainties include factors relating to:

- the effects of potentially more restrictive privacy and other governmental regulation relating to our marketing methods;
-     the effects of modified and varied promotions;
-     our ability to identify customer trends;
- our ability to continue to create and/or acquire a broadly appealing mix of new products;
- our ability to attract and retain new and younger magazine subscribers and product customers in view of the maturing of an important portion of our U.S. customer base;
- our ability to attract and retain subscribers and customers in an economically efficient manner;
-     the effects of selective adjustments in pricing;
- our ability to expand and more effectively utilize our customer database;
- our ability to expand into new international markets and to introduce new product lines into new and existing markets;
-     our ability to expand into new channels of distribution;
- our ability to negotiate and implement productive acquisitions, strategic alliances and joint ventures;
- our ability to integrate newly acquired and newly formed businesses successfully;
- the strength of relationships of newly acquired and newly formed businesses with their employees, suppliers and customers;
- the accuracy of the basis of forecasts relating to newly acquired and newly formed businesses;
- our ability to contain and reduce costs, especially through global efficiencies;
- the cost and effectiveness of re-engineering of business processes and operations;
- the accuracy of management's assessment of the current status of our business;
-     the evolution of our organizational and structural capabilities;
- our ability to respond to competitive pressures within and outside the direct marketing industry, including the Internet;
-     the effects of  worldwide  paper  and  postage  costs;
-     the  effects  of  possible  postal disruptions on deliveries;
-     the effects of foreign currency fluctuations;
- the accuracy of management's assessment of the future effective tax rate and the effects of initiatives to reduce the rate;
-     the effects of the  transition  to the euro;
-     the  effects  and pace of our stock  repurchase program; and
-     the effects of general economic conditions.

We do not undertake to update any forward-looking statements.

PART II.  OTHER INFORMATION


Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

At the 2000 Annual Meeting of Stockholders of The Reader's Digest
Association, Inc. held on November 10, 2000, the following matters were voted on by the stockholders:

  Proposal 1: Election of Directors to hold office until the next Annual Meeting or until their successors are duly elected and qualified. Each nominee was elected by the votes cast as follows:

                                    For       Withheld
                                    ---       --------

       Thomas O. Ryder           11,937,728     47,654
       Lynne V. Cheney           11,910,112     75,270
       M. Christine DeVita       11,927,746     57,636
       James E. Preston          11,937,499     47,883
       Lawrence R.Ricciardi      11,940,495     44,887
       C.J. Silas                11,937,499     44,883
       William J. White          11,938,030     47,352
       Ed Zschau                 11,940,662     44,720

Item 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a)   Exhibits

      10.28 Agreement dated December 18, 2000 between The Reader's Digest Association, Inc. and M. John Bohane.

(b)   Reports on Form 8-K

      During the three months ended December 31, 2000, we did not file any reports on Form 8-K.

                                   SIGNATURES
========================================================================


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                                          The Reader's Digest
Association, Inc.
                                          (Registrant)



Date:  February 7, 2001             By:   /s/GEORGE S. SCIMONE
                                          -------------------------
                                          George S. Scimone
                                          Senior Vice President and
                                          Chief Financial Officer
                                          (and authorized signatory)