Form 10-Q
period 2001-03-31
READERS DIGEST ASSOCIATION INC
filed 2001-05-11
CIK 858558

FORM 10-Q

                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549

         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                OF THE SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended March 31, 2001

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

Indicate  by check  mark  whether  the  registrant  (1) has  filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


As of April 30, 2001, the following shares of the registrant's common stock were outstanding:

Class A Nonvoting Common Stock, $0.01 par value:    90,095,391 shares
Class B Voting Common Stock, $0.01 par value:       12,432,164 shares


                                                   Page 1 of 23 pages.


        THE READER'S DIGEST ASSOCIATION, INC. AND SUBSIDIARIES

                          Index to Form 10-Q
                             (unaudited)

                            March 31, 2001


                                                                    Page No.

Part I - Financial Information:

The Reader's Digest Association, Inc. and Subsidiaries
Consolidated Condensed Financial Statements:

  Consolidated Condensed Statements of Income
   for the three-month and nine-month periods ended March 31, 2001
   and 2000                                                             3

  Consolidated Condensed Balance Sheets
   as of March 31, 2001 and June 30, 2000                               4

  Consolidated Condensed Statements of Cash Flows
   for the nine-month periods ended March 31, 2001 and 2000             5

  Notes to Consolidated Condensed Financial Statements                  6

Management's Discussion and Analysis
  of Financial Condition and Results of Operations                     13


Part II - Other Information                                            22


             The Reader's Digest Association, Inc. And Subsidiaries
                   Consolidated Condensed Statements of Income
        Three-month and nine-month periods ended March 31, 2001 and 2000
                      (In millions, except per share data)
                                   (unaudited)

                              Three-month period ended  Nine-month period ended
                                       March 31,               March 31,
                                    2001       2000         2001       2000
                                            Restated      Restated   Restated
                                            (Note 7)      (Note 7)   (Note 7)

Revenues                          $ 607.7    $ 620.4     $ 2,020.2  $ 1,983.6

Product, distribution and
 editorial expenses                 240.9      228.9         778.9      739.5
Promotion, marketing and
 administrative expenses            326.5      351.1       1,000.5    1,018.7
Other operating items and
 impairment losses                     --        9.3          (8.2)       9.3
                                  -------    -------     ---------  ---------
  Operating profit                   40.3       31.1         249.0      216.1

Other income (expense), net           2.6       (7.8)         (4.6)      (8.8)
                                  -------    -------     ---------  ---------

  Income before provision for
   income taxes                      42.9       23.3         244.4      207.3

Provision for income taxes           15.0       10.5          90.4       79.6
                                  -------    -------     ---------  ---------

  Net income                      $  27.9    $  12.8     $   154.0  $   127.7
                                  =======    =======     =========  =========

Basic earnings per share:

  Weighted average common
   shares outstanding               102.7      106.2         102.8      106.7
                                  =======    =======     =========  =========

  Basic earnings per share        $  0.27    $  0.12     $    1.49  $    1.19
                                  =======    =======     =========  =========

Diluted earnings per share:

  Adjusted weighted average
   common shares outstanding        103.6      107.4         103.9      107.7
                                  =======    =======     =========  =========

  Diluted earnings per share      $  0.27    $  0.12     $    1.47  $    1.18
                                  =======    =======     =========  =========


Dividends per common share        $  0.05    $  0.05     $    0.15  $    0.15
                                  =======    =======     =========  =========


See accompanying Notes to Consolidated Condensed Financial Statements.




         The Reader's Digest Association, Inc. and Subsidiaries
                 Consolidated Condensed Balance Sheets
                 As of March 31, 2001 and June 30, 2000
                             (In millions)
                              (unaudited)





                                                    March 31,    June 30,
                                                      2001         2000
                                                                 Restated
Assets                                                           (Note 7)

  Cash and cash equivalents                        $    53.9   $    49.7
  Receivables, net                                     381.5       285.3
  Inventories, net                                     152.9       120.3
  Prepaid and deferred promotion costs                 115.5       115.5
  Prepaid expenses and other current assets            215.5       201.7
                                                   ---------   ---------

Total current assets                                   919.3       772.5

  Marketable securities                                 13.4       173.5
  Property, plant and equipment, net                   156.9       152.4
  Intangible assets, net                               417.8       438.8
  Other noncurrent assets                              315.9       192.5
                                                   ---------   ---------

Total assets                                       $ 1,823.3   $ 1,729.7
                                                   =========   =========

Liabilities and stockholders' equity
  Loans and notes payable                          $   147.3   $    89.4
  Accounts payable                                      83.0       146.4
  Accrued expenses                                     275.4       309.6
  Income taxes payable                                 107.7        38.7
  Unearned revenue                                     337.1       289.4
  Other current liabilities                             20.5        30.9
                                                   ---------   ---------

Total current liabilities                              971.0       904.4

  Other noncurrent liabilities                         377.5       350.1
                                                   ---------   ---------

Total liabilities
                                                     1,348.5     1,254.5
  Capital stock                                         29.3        28.9
  Paid-in capital                                      226.1       223.1
  Retained earnings                                  1,214.9     1,077.5
  Accumulated other comprehensive (loss) income        (89.9)       31.0
  Treasury stock, at cost                             (905.6)     (885.3)
                                                   ---------   ---------
Total stockholders' equity                             474.8       475.2
                                                   ---------   ---------

Total liabilities and stockholders' equity         $ 1,823.3   $ 1,729.7
                                                   =========   =========

See accompanying Notes to Consolidated Condensed Financial Statements.




         The Reader's Digest Association, Inc. and Subsidiaries
            Consolidated Condensed Statements of Cash Flows
            Nine-month periods ended March 31, 2001 and 2000
                             (In millions)
                              (unaudited)


                                                 Nine-month period ended
                                                          March 31,
                                                     2001         2000
                                                                Restated
Cash flows from operating activities                            (Note 7)

  Net income                                       $ 154.0       $ 127.7
  Depreciation, amortization and asset
   impairments                                        41.8          37.1
  Minority interest                                     --          (2.6)
  Gains on the sales of businesses, assets
   and investments                                    (7.3)         (8.1)
  Equity in losses of an affiliate                    12.2          22.8
  Other, net of the effects of acquisitions
   and dispositions                                 (169.0)         37.0
                                                   -------       -------

Net change in cash due to operating activities        31.7         213.9
                                                   -------       -------

Cash flows from investing activities
  Proceeds from maturities and sales of
   short-term investments and marketable
   securities                                        11.3           23.2
  Purchases of investments and marketable
   securities                                        (0.8)         (28.0)
  Proceeds from other long-term investments,
   net and sale of a business                         1.3           12.4
  Proceeds from sales of property, plant and
   equipment                                          1.3            2.7
  Investment in and advances to an affiliate        (23.0)         (25.0)
  Payments for business acquisitions                   --         (393.9)
  Capital expenditures                              (31.3)         (14.1)
                                                   -------       -------


Net change in cash due to investing activities      (41.2)        (422.7)
                                                   -------       -------

Cash flows from financing activities
  Short-term borrowings, net                          58.2           6.5
  Dividends paid                                     (16.4)        (17.0)
  Common stock repurchased                           (34.1)        (45.5)
  Proceeds from employee stock purchase plan
   and exercise of stock options                      16.3           8.6
  Other, net                                           2.0           5.9
                                                   -------       -------

Net change in cash due to financing activities        26.0         (41.5)
                                                   -------       -------

Effect of exchange rate changes on cash              (12.3)         (5.3)
                                                   -------       -------

Net change in cash and cash equivalents                4.2        (255.6)

Cash and cash equivalents at beginning of period      49.7         413.4
                                                   -------       -------

Cash and cash equivalents at end of period         $  53.9       $ 157.8
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

We report on a fiscal year beginning July 1. The three-month periods ended March 31, 2001 and 2000 are the third fiscal quarters of 2001 and 2000, respectively. Operating results for any interim period are not necessarily indicative of the results for an entire year due to the seasonality of our business.

Other income (expense), net and net income have been restated for prior periods to reflect equity in losses of an affiliate (including amortization of goodwill associated with our investment in the affiliate) (Note 7). In addition, certain prior period amounts have been restated to conform to the current period presentation. Specifically, customer service costs in 2000 have been reclassified to reflect these costs as a component of product, distribution and editorial expenses rather than promotion, marketing and administrative expenses.


(2)   Basic and Diluted Earnings Per Share

Basic earnings per share is computed by dividing net income less preferred stock dividend requirements by the weighted average number of common shares outstanding during the period. The preferred stock dividend requirements were $0.3 for each of the three-month periods ended March 31, 2001 and 2000 and $1.0 for each of the nine-month periods ended March 31, 2001 and 2000.

Diluted earnings per share is computed in the same manner except that the weighted average number of common shares outstanding assumes the exercise and conversion of certain stock options. For the three-month period ended March 31, 2001, the assumed exercise and conversion totaled 0.9 million shares; for the comparable period ended March 31, 2000, there were 1.2 million shares (1.1 million shares for the nine-month period ended March 31, 2001 and 1.0 million shares for the nine-month period ended March 31, 2000).



(3)   Revenues and Operating Profit (Loss) by Operating Segments

Reportable segments are based on our method of internal reporting. The accounting policies of our segments are the same as those described in
Note 1 to our consolidated financial statements included in our 2000 Annual Report to Stockholders. In addition, we allocate all corporate administrative costs to operating segments.

                            Three-month period ended   Nine-month period ended
                                    March 31,                March 31,
                                  2001      2000          2001        2000
Revenues
  Global Books and Home
   Entertainment                $ 367.2   $ 401.3      $ 1,186.2   $ 1,202.6
  U.S. Magazines                  161.8     136.8          594.5       521.7
  International Magazines          69.8      73.0          211.1       224.0
  Other Businesses                  8.9       9.3           28.4        35.3
                                -------   -------      ---------   ---------

Total revenues                  $ 607.7   $ 620.4      $ 2,020.2   $ 1,983.6
                                =======   =======      =========   =========

Operating profit (loss)
  Global Books and Home
   Entertainment                $  39.8   $  46.7      $   172.6   $   173.9
  U.S. Magazines                   10.4       7.8           87.1        85.1
  International Magazines          (2.1)     (2.0)          (0.5)        2.2
  Other Businesses                 (7.8)    (12.1)         (18.4)      (35.8)
                                -------   -------      ---------   ---------

Segment operating profit           40.3      40.4          240.8       225.4
  Other operating items              --       9.3           (8.2)        9.3
                                -------   -------      ---------   ---------

Total operating profit          $  40.3   $  31.1      $   249.0   $   216.1
                                =======   =======      =========   =========



(4)   Comprehensive Income

Accumulated other comprehensive (loss) income as reported in the Consolidated Condensed Balance Sheets as of March 31, 2001 and June 30, 2000, primarily represents unrealized gains/losses on certain investments and foreign currency translation adjustments. The components of comprehensive income, net of related tax, for the three-month and nine-month periods ended March 31, 2001 and 2000 were as follows:

                               Three-month period ended  Nine-month period ended
                                        March 31,              March 31,
                                     2001       2000        2001      2000
                                              Restated    Restated   Restated
                                              (Note 7)    (Note 7)   (Note 7)

Net income                          $ 27.9     $ 12.8      $ 154.0   $ 127.7
Change in:
  Foreign currency translation
   adjustments                       (15.0)      (7.8)       (17.6)     (9.4)
  Net unrealized (losses)
   gains on certain
   investments (1)                    (6.6)     101.4       (104.0)    255.4
  Net unrealized gains on
   certain derivative
   transactions, net of
   deferred tax liabilities of
   $0.3 and of $0.4, respectively      0.5         --          0.7        --
                                    ------    -------       ------   -------

Total comprehensive income          $  6.8    $ 106.4       $ 33.1   $ 373.7
                                    ======    =======       ======   =======

(1)Net unrealized (losses) gains on certain investments, net of related tax, principally represents our investment in the voting common shares of LookSmart, Ltd. For the three- and nine-month periods ended March
   31, 2001, these amounts are net of deferred tax assets of $3.6 and $56.1, respectively. For the three- and nine-month periods ended
   March 31, 2000, these amounts are net of deferred tax liabilities of $45.1 and $137.5, respectively.


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

Note 3 to our consolidated financial statements included in our 2000 Annual Report to Stockholders describes the nature and magnitude of the charges that were recorded in conjunction with these components for the past three fiscal years. At June 30, 2000, we had accruals for other operating items of $19.7, primarily for employee retirement and severance benefits.

During the nine-month period ended March 31, 2001 we: (i) recorded adjustments totaling $0.9 to remaining accrual balances from charges originally recorded in fiscal 2000 and fiscal 1996; (ii) recorded additional charges of $1.1 primarily related to costs associated with the discontinuation of certain unproductive businesses; and (iii) made payments totaling $7.9, of which $6.8 related to employee retirement and severance benefits. At March 31, 2001, the remaining balance of accruals for other operating items, composed primarily of employee retirement and severance benefits, was $12.0.

In addition, during the nine-month period ended March 31, 2001 we: (i) recorded an impairment loss of $2.0 relating to goodwill associated with one of our special interest magazines; (ii) adjusted accruals as a result of a favorable tax settlement of $14.5, which resulted in a reversal of charges of $10.1 originally recorded in other operating items and $4.4 originally recorded in administrative expenses; and
(iii) adjusted remaining accrual balances for litigation charges originally recorded as other operating items of $0.3.

The net amount recorded during the nine-months ended March 31, 2001 as other operating items was $8.2 (income).

For the three-month period ended March 31, 2000, we recorded other operating items of $9.3 (expense) consisting of the following: (i) charges of $9.7 primarily for severance costs associated with the outsourcing of customer service in certain countries and centralization of certain accounting functions and costs related to the discontinuance of certain unproductive activities; (ii) adjustments to remaining accrual balances from charges originally recorded in 1999, 1998 and 1996 (this resulted in a benefit of $4.0); and (iii) asset impairments of $3.6 related principally to property, plant and equipment in the United Kingdom.


(6)   Inventories

                                               March 31,      June 30,
                                                 2001           2000

Raw materials                                  $  13.8        $  13.4
Work-in-progress                                  15.6           21.1
Finished goods                                   123.5           85.8
                                               -------        -------
Total inventories                              $ 152.9        $ 120.3
                                               =======        =======



(7)    Investments

Available for Sale Marketable Securities

Marketable securities on the balance sheet primarily represents the fair market value (based on quoted market prices) of our investments in LookSmart, Ltd. and WebMD Corporation. These securities are accounted for and classified as available-for-sale securities. As of March 31, 2001, the market value of the remaining shares totaled $10.4 for LookSmart and $2.4 for WebMD.

Net unrealized losses on these investments, net of deferred taxes, is included in accumulated other comprehensive (loss) income in stockholders' equity on the balance sheet and amounted to a loss of $(0.1) as of March 31, 2001. During the three- and nine-month periods ended March 31, 2001, respectively, we sold 300,000 and 1,250,000 shares of LookSmart, and recorded a pre-tax gain of $0.9 and $6.2 in other income (expense), net on the income statement.

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

During the second quarter of fiscal 2001, we changed our method of accounting for our investment in BrandDirect Marketing, Inc. from the cost method to the equity method of accounting. Due to additional funding, in the form of an advance, and other changes in circumstances we obtained the ability to exercise significant influence as defined in Accounting Principles Board Opinion No.18 (APB No.18), The Equity Method of Accounting for Investments in Common Stock. All prior periods were restated to reflect reported results as if we had been accounting for this investment on the equity method since initial ownership in BrandDirect Marketing, Inc. in accordance with APB No.18. The reported and restated results reflect equity losses in the affiliate based upon the above (including amortization of goodwill associated with our investment).

The following summarizes the effect on our results of the equity method accounting treatment for our investment in BrandDirect Marketing, Inc.


                                  Equity in
                    Investment     Earnings       Net     Effect on Basic  Effect on Diluted
  Period            and Advances  Losses (1)  Investment     EPS (2)             EPS (2)

Fiscal 2000:
  Second Quarter        $ 25.0      $ 10.5      $ 14.5       $ (0.10)          $ (0.10)
  Third Quarter             --        12.3      $  2.2         (0.12)            (0.11)
  Fourth Quarter           5.0         6.3      $  0.9         (0.06)            (0.06)
                        ------      ------                   -------           -------
                        $ 30.0      $ 29.1                   $ (0.28)          $ (0.27)
                        ======      ======                   =======           =======

Fiscal 2001:
  First Quarter         $ 20.0      $  7.7      $ 13.2       $ (0.07)          $ (0.07)
  Second Quarter           3.0         4.5      $ 11.7         (0.05)            (0.05)
  Third Quarter             --          --      $ 11.7            --                --
                        ------      ------                   -------           -------
                        $ 23.0      $ 12.2                   $ (0.12)          $ (0.12)
                        ======      ======                   =======           =======

(1) Equity in earnings/losses includes goodwill amortization associated with our investment totaling $8.2 for 2001 and $3.8 for 2000. In addition, during the third fiscal quarter of 2001 equity in earnings/losses reflects an impairment charge of $3.5.
(2)   EPS is earnings per share.

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

Risk Management and Objectives

In the normal course of business we are exposed to market risk from the effect of foreign exchange rate fluctuations on the U.S. dollar value of our foreign subsidiaries' results of operations and financial condition. A significant portion of our risk is associated with foreign exchange rate fluctuations of the euro and British pound. We purchase foreign currency option and forward contracts to minimize the effect of fluctuating foreign currencies on our subsidiaries' earnings and specifically identifiable anticipated transactions. In addition, we enter into forward contracts to minimize the effect of fluctuating foreign currency exchange rates on certain foreign currency denominated assets and liabilities. Generally, we purchase foreign currency option and forward contracts over periods ranging up to 12 months. As a matter of policy, we do not speculate in financial markets and, therefore, we do not hold financial instruments for trading purposes. We continually monitor foreign currency risk and the use of derivative instruments.

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


Quantitative Disclosures of Derivative Instruments

Cash Flow Hedges - For the three-month period ended March 31, 2001, changes in the spot value of the foreign currencies associated with option contracts designated and qualifying as cash flow hedges of forecasted royalty payments amounted to a gain of $0.5 (gain of $0.7 for the nine-month period ended March 31, 2001). These changes are reported in accumulated other comprehensive (loss) income included in stockholders' equity on the balance sheet. The gains and losses are deferred until the underlying transaction is recognized in earnings.

The ineffective portion of the change in market value of these option contracts, specifically, the time-value component of $0.4 was recognized as a loss in other income (expense), net on the income statement for the three-month period ended March 31, 2001 (loss of $1.0 for the nine-month period ended March 31, 2001). The fair value of the option contracts at March 31, 2001 of $1.6 is included in prepaid expenses and other current assets on the balance sheet.

We anticipate that the net gains in accumulated other comprehensive
(loss) income relating to foreign currency option contracts existing at March 31, 2001 will be recognized as gain (loss) on foreign exchange during the 12 month period ended March 31, 2002. As of March 31, 2001, the approximate length of time over which we will hedge our exposure to the variability in future cash flows associated with foreign currency royalty fees is 12 months. There were no cash flow hedges discontinued during the nine-month period ended March 31, 2001.

Other Derivatives - For the three-month period ended March 31, 2001, changes in the spot value of the foreign currencies and contract settlements associated with option and forward contracts amounted to a gain of $7.0 (gain of $4.8 for the nine-month period ended March 31, 2001). These changes are reported in gain (loss) on foreign exchange included in other income (expense), net on the income statement. This effect would generally be offset by the translation of the assets, liabilities and future operating cash flows being hedged. The fair value of the option and forward contracts as of March 31, 2001 of $5.5 is included in prepaid expenses and other current assets on the balance sheet.


(9) Debt

As described in Note 10 to our consolidated financial statements included in our 2000 Annual Report to Stockholders, we are a party to a Competitive Advance and Revolving Credit Facility Agreement (the Credit Agreement) that provides for borrowings of up to $300.0 and expires on October 31, 2001. The Credit Agreement contains covenants to maintain minimum levels of consolidated assets and net worth and a maximum level of leverage. At March 31, 2001, we had borrowings of $145.4 outstanding under the Credit Agreement and we were in compliance with all covenants. This amount is included in loans and notes payable on the balance sheet.


(10) Share Repurchase Authorization

In January 2000, we announced authorization to repurchase up to 5 million shares of our outstanding Class A nonvoting common stock. In October 2000, we announced authorization to repurchase up to an additional 5 million shares of our outstanding Class A nonvoting common stock. Subsequently, in May 2001, we announced authorization to repurchase up to a total of $250 in shares of our outstanding Class A nonvoting common stock, which superseded the 5 million-share repurchase authorization announced in October 2000. To date, under these repurchase authorizations, we had purchased approximately 5.0 million shares totaling $167.6 (0.7 million shares totaling $22.5 during the three-month period ended March 31, 2001 and 1.0 million shares totaling $34.1 during the nine-month period ended March 31, 2001).


(11)  Voluntary Comprehensive Promotion Agreement

In March 2001, we announced a voluntary comprehensive agreement with attorneys general for 32 states and the District of Columbia regarding standards for direct mail sweepstakes promotions. We will promote consumer education and adopt standards for promotions in the United States similar to those agreed to by other direct marketing and publishing companies. The agreement includes establishment of a consumer fund of approximately $6 to be used at the discretion of the attorneys general for activities including consumer education efforts. In addition, we will include a fact sheet in all mailings to educate consumers, which explains in detail how our sweepstakes work, and will modify the language and packaging we use for those promotions including sweepstakes entries. We also agreed to pay approximately $2 in attorneys' fees.


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

Other income (expense), net and net income have been restated for prior periods to reflect equity in losses of an affiliate (including amortization of goodwill associated with our investment in the affiliate), as described in Note 7 to our Consolidated Condensed
Financial Statements.

To analyze results on a comparable basis, Management's Discussion and Analysis of operating profit has been written excluding the net effect of other operating items of $8 (income) for the nine months ended March 31, 2001 and $9 (expense) for the three months ended March 31, 2000.

For the nine months ended March 31, 2001, other operating items of $8 (income) consisted of the following:
- Adjustments to remaining accrual balances from charges originally recorded in fiscal years 2000, 1996 and 1994, which resulted in a benefit of $11.
- Charges of $3 primarily related to costs associated with the discontinuation of certain unproductive businesses of $1, and an impairment loss of $2 relating to goodwill associated with one of our special interest magazines.

For the three months ended March 31, 2000 other operating items of $9 (expense) consisted of the following:
- Charges of $13, primarily for: (i) severance costs associated with the outsourcing of customer service in certain countries and the centralization of certain accounting operations of $6, (ii) costs related to the discontinuation of certain activities of $3 and
   (iii) asset impairments of $4.
- These charges were partially offset by adjustments to accrual balances from prior year charges, resulting in a benefit of $4.

Three-Month Period Ended March 31, 2001, Compared With Three-Month Period Ended March 31, 2000

Results of Operations:  Company-Wide

Revenues and Operating Profit

Revenues for the third quarter of 2001 decreased 2% to $608, compared with $620 in 2000. However, excluding the adverse effect of foreign currency translation, revenues increased 1%. The increase in revenues was primarily attributable to increased sales at QSP, Inc. resulting from the integration of the products and sales force of World's Finest Chocolate, Inc. The increase was partially offset by a decrease in revenues for Global Books and Home Entertainment (BHE) products sold in the United States. In the United States, revenues were lower for most products, including general books, music single-sales, Select Editions and video products. However, revenues in international markets, for most BHE products, were higher. Improved series membership increased revenue in international markets, while reduced mail quantities and in some cases, lower response rates reduced revenues for general book products.


Operating profit for the third quarter of 2001 of $40 was flat compared with 2000. However, excluding the adverse effect of foreign currency translation, operating profit increased 5%. Operating profit was higher because of: (i) significantly lower employee expenses compared with the prior year quarter, principally related to long-term incentive plan compensation for senior executives, which resulted in lower overhead expenses of $8; (ii) reduced marketing and development costs compared with those associated with the launch in the prior year of gifts.com; (iii) higher sales of QSP, Inc. products; and (iv) higher sales in most international markets for BHE products. Partially offsetting higher profits were profit declines as a result of lower revenues in United States for BHE products and lower advertising sales of Reader's Digest and the Special Interest magazines.

Other Income (Expense), Net

Other income (expense), net increased to $3 in the third quarter of 2001, compared with expense of $(8) in the third quarter of 2000. During the third quarter of 2000, equity in losses of an affiliate was $12, while such losses were minimal in the third quarter of 2001.

Income Taxes

The effective tax rate for the third quarter of 2001 was 35.0%, compared with a rate of 45.1% for the third quarter of 2000. Excluding the effect of equity in losses of an affiliate, the effective tax rate for the third quarter of 2000 was 29.5%. The lower rate for the prior period was a result of tax initiatives in certain international markets, as well as the deductibility of goodwill associated with the sale of American Health magazine.

Net Income and Earnings Per Share

For the third quarter of 2001, net income was $28 or $0.27 per share for both basic and diluted earnings per share. In the prior year period, net income was $13, or $0.12 per share for both basic and diluted earnings per share.


Results of Operations:  Operating Segments

Global Books and Home Entertainment (BHE)

Revenues for BHE decreased 8% in the third quarter of 2001 to $367, compared with $401 in 2000. Excluding the adverse effect of foreign currency translation, revenues decreased 5%. The decline in revenues was primarily in the United States for music single-sales, Selected Editions and video products, and worldwide for general books. Music and video product revenues declined in the United States from lower response rates and Select Editions revenues declined from reduced mailings. Offsetting a portion of this decline were higher sales of series products sold internationally and growth for Books Are Fun, Ltd.
(BAF). International markets with higher sales included Eastern Europe, Mexico, Asia and Germany. Conversely, Brazil, the United Kingdom, Argentina, and Benelux experienced lower sales; and in Italy, operations were discontinued.

The decline in revenues for general books in the United States was primarily from a more popular product being offered in the prior year quarter, How to do Just About Anything on a Computer, that outperformed sales of this year's titles. In international markets, primarily the United Kingdom, Germany, Argentina, Benelux and Brazil, general books sales were lower as a result of lower responses to certain titles and, in some cases, reduced mail quantities. However, general books benefited from higher sales in Mexico and Eastern Europe as a result of increased mail quantities.

The increase in series revenues (Select Editions and illustrated and reading series) was primarily in Germany, Eastern Europe, the United Kingdom and Russia. Germany and Eastern Europe experienced improved membership for these products. In the United Kingdom, the timing of shipments this quarter compared with the prior year quarter resulted in increased sales. In Russia, growth was derived from Select Editions which was launched in the prior year quarter. Also, in Asia, revenues were higher from increased mail quantities and response rates to certain general books and music single-sales products.


Operating profit for BHE decreased 15% in the third quarter of 2001 to $40, compared with $47 in 2000. Excluding the adverse effect of foreign currency translation, operating profit decreased 10%. The decline in profits is mostly attributable to lower revenues for general books sold worldwide and music single-sales, Select Editions and video products sold in the United States. Partially offsetting these declines were significantly lower employee expenses compared with the prior year quarter, principally long-term incentive plan compensation for senior executives. Other contributions to profit improvement were from Young Families and BAF products sold in the United States.

In addition, there were profit improvements in international markets, primarily Eastern Europe, Canada, the United Kingdom and Mexico, which were partially offset by lower profits in Brazil and Germany. Profits for series products were higher as a result of improved membership in Germany, and higher sales in the United Kingdom and Eastern Europe during the quarter. Profits were also higher in Eastern Europe and Mexico from higher general books sales attributable to increased mailings and response rates. Profit declines in Brazil and Germany were principally due to lower revenues from general books.

U.S. Magazines

Revenues for U.S. Magazines increased 18% in the third quarter of 2001 to $162, compared with $137 in 2000. The increase was primarily attributable to higher food and gift sales of QSP, Inc. resulting from the integration of the products and sales force of World's Finest Chocolate, Inc. These improvements were partially offset by a decrease in advertising revenues for Reader's Digest and the Special Interest magazines as a result of fewer ad pages and a lower average rate per page. The advertising decline was attributable to industry-wide softness and delayed commitments within the automotive, do-it-yourself and health categories. In addition, circulation revenue was slightly down due to lower renewals, partially offset by an increase in new subscribers, who typically pay lower initial subscription fees.

Operating profit for U.S. Magazines increased 32% in the third quarter of 2001 to $10, compared with $8 in 2000. The improvement resulted from lower employee expenses compared with the prior year quarter, principally long-term incentive plan compensation for senior executives, and profit growth at QSP, Inc. from higher sales and improved margins. Circulation profit for Reader's Digest magazine was down because of the lower renewals and lower initial subscription fees typically paid by new subscribers. Advertising profit was also down from lower advertising sales, as described above.

International Magazines

Revenues for International Magazines decreased 4% in the third quarter of 2001 to $70, compared with $73 in 2000. However, excluding the adverse effect of foreign currency translation, revenues increased 1%. Circulation revenue increased in Mexico, Canada and Asia from price increases and higher subscription volumes. However, lower subscriptions in certain countries, primarily Brazil, offset a portion of the growth realized in other markets. In addition, revenues were lower as result of the discontinuation last year of our operations in Italy and declines in advertising in some markets.

Operating losses for International Magazines of $2 for the third quarter of 2001 was roughly flat compared with 2000. Operating profit increased in certain markets, notably in Asia, France, Benelux and Mexico. In Asia and Mexico, increased subscriptions resulted in higher profits. Cost reduction initiatives contributed to profit gains in Asia, France and Benelux. Offsetting these gains was a loss in Brazil during the current quarter from lower subscription revenues and continued investment spending to build promotion lists.

Other Businesses

Revenues from Other Businesses decreased 5% in the third quarter of 2001 to $9, when compared with the third quarter of 2000. Revenues were lower for gifts.com, Inc. as a result of the Good Catalog Company division's reduction of merchandise catalogs in circulation, partially offset by increased sales generated by our gifts.com Web site.

Operating losses from Other Businesses were reduced in the third quarter of 2001 to $(8), compared with $(12) in 2000, primarily from planned reductions in marketing and development costs of gifts.com, Inc. as well as improved results from financial services initiatives. Profits at Good Catalog Company were adversely affected by sales of lower margin products and reduced catalog promotions.


Nine-Month Period Ended March 31, 2001, Compared With Nine-Month Period Ended March 31, 2000

Results of Operations:  Company-Wide

Revenues and Operating Profit

Revenues for the nine months ended March 31, 2001 increased 2% to $2,020, compared with $1,984 in the prior year period. Excluding the adverse effect of foreign currency translation, revenues increased 6%. The increase in revenues was primarily attributable to: (i) increased sales at QSP, Inc. resulting from the integration of the products and sales force of World's Finest Chocolate, Inc.; (ii) revenue growth for all BHE products sold in international markets, and (iii) the acquisition of BAF. Improved membership in certain series products as well as higher sales of general books, music and video products generated higher revenues in our international BHE business. Revenues grew primarily in Eastern Europe and other developing markets because of higher response rates to increased promotion and more effective promotion techniques.

This revenue growth was partially offset by: (i) lower revenues primarily for video products and general books sold in the United States because of less popular products and reduced mailings; (ii) reduced catalog activity at gifts.com, Inc.'s Good Catalog Company division to improve profitability; (iii) lower advertising revenues for the Special Interest magazines in the United States from industry-wide softness, particularly in the automotive, do-it-yourself, and health categories; and (iii) the absence of revenue following the sale of the subscription list for American Health magazine, which ended publication with the October 1999 issue.

Operating profit for the nine months ended March 31, 2001 increased 7% to $241, compared with $225 in the prior year period. Excluding the adverse effect of foreign currency translation, operating profit increased 14%. Operating profit growth was driven by: (i) reduced marketing and development costs compared with those associated with the launch of gifts.com, and (ii) higher sales of all BHE products sold in international markets. However, profits declined as a result of lower sales of video products, general books, and illustrated series products in the United States from lower response rates and less popular product offerings. U.S. Magazines also experienced lower profits for Reader's Digest and the Special Interest magazines primarily from industry-wide softness in several advertising categories.

Other Income (Expense), Net

Other income (expense), net for the nine months ended March 31, 2001 was expense of $(5), compared with expense of $(9) in the prior year period. During the nine months ended March 31, 2001, equity in losses of an affiliate was $11 less than the prior year period. In addition, income totaling $7 was realized from the sale of certain investments and proceeds of $4 were recognized from the termination of an agreement. Partially offsetting these gains was interest expense, net, which was $14 higher during the nine months ended March 31, 2001, compared with the prior period, because of additional borrowings. In the prior year period, a gain of $7 was recognized from the sale of the subscription list for American Health magazine.

Income Taxes

The effective tax rate for the nine months ended March 31, 2001 was 37.0%, compared with a rate of 38.4% for the prior year period. Excluding the effect of equity in losses of an affiliate, the effective tax rate for the nine months ended March 31, 2001 was 35.2%, compared with a rate of 34.6% for the prior year period. The lower rate for the prior period was a result of tax initiatives in certain international markets, as well as the deductibility of goodwill associated with the sale of American Health magazine.

Net Income and Earnings Per Share

For the nine months ended March 31, 2001, net income was $154, or $1.47 per share on a diluted-earnings basis ($1.49 per share for basic earnings per share). In the prior year period, net income was $128, or $1.18 per share on a diluted-earnings basis ($1.19 per share for basic earnings per share).


Results of Operations:  Operating Segments

Global Books and Home Entertainment (BHE)

Revenues for BHE decreased 1% in the nine months ended March 31, 2001 to $1,186, compared with $1,203 in the prior year period. Excluding the adverse effect of foreign currency translation, revenues increased 5%. The acquisition of BAF in the second quarter of 2000 and revenue growth for all products sold in international markets were the primary reasons for the increase in revenues. The acquisition of BAF accounted for a significant portion of the revenue increase in the United
States. However, this growth was partially offset by revenue declines principally in the United States during the third of quarter 2001 for video products, general books and Select Editions.

Most of the revenue growth in our international markets was for series products (Select Editions and reading and illustrated series) and was especially high in Eastern Europe, Germany, Mexico, Asia and
Australia. Sales of series products were higher as a result of increased promotion efforts and improved membership, especially in Germany and Switzerland, and improved response rates in Australia. Revenues for general books increased, especially in Russia, Mexico, the Czech Republic, and Asia, because of improved response rates resulting from more effective promotion techniques and more popular products. Revenues for music and video products were higher from increased promotions and higher response rates, primarily in Mexico, Asia, Australia, and Switzerland. In the United Kingdom, revenues were lower from reduced mailing activity of music and series products. Revenues were also lower because of the sale of our Italian operations in the fourth quarter of 2000.

The decline in revenues for certain products in the United States was principally from video products and general books. Video sales were adversely affected by a promotion shift to music products in the second quarter of 2001, which increased revenues for music products, as well as lower response rates to video mailings during the period. The decline in revenues for general books was principally from a more popular product in the third quarter of 2000, How to do Just About Anything on a Computer, that outperformed sales of this year's titles. Series revenues declined from reduced mailings that took place during the third quarter of 2001 as well as lower response rates from weaker products. Offsetting these declines was revenue growth for Young Families products as a result of increased promotional activity.

Operating profit for BHE decreased 1% in the nine months ended March 31, 2001 to $173, compared with $174 in the prior year period. However, excluding the adverse effect of foreign currency translation, operating profit increased 9%. Profits were higher in most international markets and were especially higher in Eastern Europe, Canada, the United Kingdom, Australia, Switzerland, Mexico and France. Profit growth internationally was principally from increased sales as described above. In the United States, profits were lower for video, general books and series products principally from lower profits for these products realized in the third quarter of 2001. Partially offsetting these losses were higher profits for Young Families and music products. BAF had higher overall sales, but profits were lower because of severe weather that adversely affected some winter sales events, and late delivery to us of a significant seasonal product.

U.S. Magazines

Revenues for U.S. Magazines increased 14% in the nine months ended March 31, 2001 to $595, compared with $522 in the prior year period. Revenues increased due to a higher volume of food and gift items sold at QSP, Inc. resulting from the integration of the products and sales force of World's Finest Chocolate, Inc. Also, advertising revenue for Reader's Digest magazine was higher during the period compared with the prior year. These improvements in revenue were slightly offset by: (i) a decline in circulation revenue for Reader's Digest due to lower renewals partially offset by new subscribers; (ii) lower advertising revenues for the Special Interest magazines from industry-wide softness, particularly in the automotive, do-it-yourself, and health categories; and (iii) the absence of revenue following the sale of the subscription list for American Health magazine, which ended publication with the October 1999 issue.

Operating profit for U.S. Magazines increased 2% for the nine months ended March 31, 2001 to $87, compared with $85 in the prior year period. Additional sales of QSP, Inc. products and higher advertising sales of Reader's Digest magazine resulted in higher profits. These increases were offset by certain profit declines. These declines included, lower profits for the Special Interest magazines due to an industry-wide softness in advertising and lower circulation profit for Reader's Digest magazine because of lower renewals and the lower initial subscription fees typically paid by new subscribers.


International Magazines

Revenues for International Magazines decreased 6% in the nine months ended March 31, 2001 to $211, compared with $224 in the prior year period. However, excluding the adverse effect of changes in foreign currency exchange rates, revenues increased 2%. Revenues increased in Mexico, Asia, and Canada, primarily from higher subscription renewals. Offsetting a portion of the revenue growth were declines in circulation revenues from strategic reductions in the circulation rates in the United Kingdom and Germany, and the sale of our Italian operations in the fourth quarter of 2000.

The International Magazines segment had a small loss for the nine-month period ended March 31, 2001 compared with operating profit of $2 in the prior year period. This profit decline was partially attributable to incremental spending on initiatives to acquire new customers and the sale of our Italian operations. Operating profit increased in certain markets, notably in Asia, France, Canada and Mexico. In Asia and Mexico, increased subscriptions resulted in higher profits. In certain other markets, the execution of global contracts to facilitate magazine fulfillment resulted in lower paper and printing costs. Offsetting these gains were losses in Brazil and Australia. In Brazil, lower subscription sales as well as continued investment spending to build promotion lists contributed to the loss. In Australia new business development and higher promotion costs from the timing of mailings reduced profits.

Other Businesses

Revenues from Other Businesses decreased 20% for the nine-month ended March 31, 2001 to $28, compared with $35 in the prior year period. Revenues were lower for gifts.com, Inc. as a result of the Good Catalog Company division's reduction in merchandise catalog promotions, partially offset by increased sales generated by our gifts.com Web site.

Operating losses from Other Businesses decreased in the nine months ended march 31, 2001 to $(18), compared with $(36) in the prior year period, primarily from planned reductions in marketing and development costs of gifts.com, Inc. and improved results from financial services initiatives.


Forward-Looking Information

Fiscal 2001 and 2002 Results

Our U.S. business is being unfavorably affected by a combination of factors, including weakness in the economy and in the direct mail industry, and implementation of a new multi-state agreement on sweepstakes marketing. We expect that the multi-state agreement will continue to have an effect on our U.S. BHE business for the balance of fiscal 2001 and into fiscal 2002. We expect softness in global advertising as well as sales of BHE products in the United States to continue through fiscal 2001, most likely resulting in fourth-quarter earnings in the range of $0.18 to $0.21 per share (on a diluted-earnings basis). We expect that our tax rate for fiscal 2001 will be about 35% (excluding the effect of equity losses of an affiliate). Based on preliminary budget reviews, we expect earnings growth for fiscal 2002 to be in the range of 10 to 20 percent.

Liquidity and Capital Resources

                                                           Nine-month
                                                          period ended
                                                         March 31, 2001

Cash and cash equivalents at June 30, 2000                     $ 50

Net change in cash due to:
  Operating activities                                           32
  Investing activities                                          (42)
  Financing activities                                           26
  Effect of exchange rate changes on cash and cash
   equivalents                                                  (12)
                                                               ----
Net change in cash and cash equivalents                           4

Cash and cash equivalents at March 31, 2001                    $ 54
                                                               ====

Cash and cash equivalents increased 8% to $54 at March 31, 2001, compared with $50 at June 30, 2000. Short-term borrowings increased by $58 to $147 as of March 31, 2001 to finance additional receivables from the timing of product shipments (higher revenue in the month of March 2001 compared with the prior year quarter) as well as higher QSP, Inc. sales. Also, during the third quarter of 2001, our BHE business in the United States transitioned its fulfillment activities to an outsourced vendor, which resulted in a planned blackout period for invoicing during most of the month of February 2001. This resulted in a reduction in our receivables collection period and an increase in receivables as of March 31, 2001.

Other factors that reduced our cash flow from operating activities were higher inventory balances and lower accounts payable and accrued expenses. Inventories were higher principally for BAF, which experienced lower than expected sales during the second and third quarters of 2001 as a result of severe weather that adversely affected some winter sales events.

As described in Note 10 to our consolidated financial statements included in our 2000 Annual Report to Stockholders, we are a party to a Competitive Advance and Revolving Credit Facility Agreement (the Credit Agreement) that expires on October 31, 2001 and provides for borrowings of up to $300. The Credit Agreement contains covenants to maintain minimum levels of consolidated assets and net worth and a maximum level of leverage. At March 31, 2001 we had largely seasonal borrowings of $145 outstanding under the Credit Agreement.

In January 2000, we announced authorization to repurchase up to 5 million shares of our outstanding Class A nonvoting common stock. In October 2000, we announced authorization to repurchase up to an additional 5 million shares of our outstanding Class A nonvoting common stock. Subsequently, in May 2001, we announced authorization to repurchase up to a total of $250 in shares of our outstanding Class A nonvoting common stock, which supersded the 5 million-share repurchase authorization announced in October 2000. To date, under these repurchase authorizations, we had purchased approximately 5.0 million shares totaling $168 (0.7 million shares totaling $22 during the three-month period ended March 31, 2001 and 1.0 million shares totaling $34 during the nine-month period ended March 31, 2001).

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

At March 31, 2001, our primary foreign currency market exposures included the euro and the British pound. We estimate that the results of a uniform 10% weakening and 10% strengthening in the value of the U.S. dollar relative to the currencies in which our option and forward contracts are denominated, with all other variables held constant, would have the following effect:

                                      Effect of a 10%    Effect of a 10%
                                        Weakening         Strengthening
                                       of the U.S.        of the U.S.
                                          Dollar             Dollar

Option contracts                         $ (6.9)            $ 12.6
Forward contracts                        $ (9.9)            $  8.1


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

We do not undertake to update any forward-looking statements.
PART II.  OTHER INFORMATION


Item 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a)   Exhibits

      10.29 The Reader's Digest Association, Inc. 1989 Key Employee Long Term Incentive Plan, as amended effective April 13, 2001.*

      10.20 The Reader's Digest Association, Inc. 1994 Key Employee Long Term Incentive Plan, as amended effective April 13, 2001.*

      10.31 The Reader's Digest Association, Inc. 2001 Income Continuation Plan for Senior Management.*

* Denotes a management contract or compensation plan.

(b)   Reports on Form 8-K

      During the three months ended March 31, 2001, we filed the following reports on Form 8-K:

      Form 8-K dated March 20, 2001, which announced the resignation of Gregory G. Coleman, Senior Vice President and President, U.S. Magazine Publishing.

      Form 8-K dated March 9, 2001, which included a press release relating to a Voluntary Comprehensive Agreement between the Company and State Attorneys General.

      Form 8-K dated January 16, 2001, which included a press release relating to the election of Jonathan B. Bulkeley to the Company's Board of Directors.



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






                                          The Reader's Digest
Association, Inc.
                                          (Registrant)



Date:  May 11, 2001                 By:   /s/THOMAS D. BARRY
                                          -------------------------
                                          Thomas D. Barry
                                          Vice President and Corporate
Controller
                                          (and authorized signatory)