Form 10-K
period 2001-06-30
READERS DIGEST ASSOCIATION INC
filed 2001-09-27
CIK 858558

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

    For the fiscal year ended June 30, 2001 Commission file number: 1-10434

                      The Reader's Digest Association, Inc.
             (Exact name of registrant as specified in its charter)

                        Delaware                     13-1726769
             (State or other jurisdiction of       (I.R.S. Employer
             incorporation or organization)        Identification No.)
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The aggregate market value of registrant's voting stock held by non-affiliates of registrant, at September 13, 2001, was approximately $101,131,000, based on the closing price of registrant's Class B Voting Stock on the New York Stock Exchange--Composite Transactions on such date.

At September 13, 2001, 90,245,112 shares of the registrant's Class A Nonvoting Common Stock and 12,432,164 shares of the registrant's Class B Voting Common Stock were outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

Annual Report to Stockholders of The Reader's Digest Association, Inc. for the fiscal year ended June 30, 2001. Certain information therein is incorporated by reference into Part I and Part II hereof.

Proxy Statement for the Annual Meeting of Stockholders of The Reader's Digest Association, Inc. to be held on November 9, 2001. Certain information therein is incorporated by reference into Part III hereof.

                                TABLE OF CONTENTS

                                                                           Page
PART I

    ITEM 1. BUSINESS....................................................     1
      Strategic Initiatives.............................................     1
      Operating Segments................................................     1
      Books and Home Entertainment......................................     2
         Select Editions................................................     2
         Series Books...................................................     2
         General Books..................................................     3
         Music..........................................................     3
         Video..........................................................     3
         Books Are Fun, Ltd.............................................     4
         Reader's Digest Young Families and Reader's Digest Children's
          Publishing....................................................     4
         Production and Fulfillment.....................................     5
      Reader's Digest Magazine and Special Interest Magazines...........     5
         Circulation and Advertising....................................     6
         QSP............................................................     7
         rd.com.........................................................     8
         Editorial......................................................     8
         Production and Fulfillment.....................................     8
      New Business Development..........................................     9
         Strategy.......................................................     9
         Financial Services Marketing...................................     9
         Financial Publishing...........................................    10
         Health Services Marketing......................................    10
         Other Direct Marketing Services................................    10
         International Expansion of U.S.-Based Businesses...............    10
         gifts.com and Good Catalog.....................................    10
      Marketing.........................................................    11
      Information Technology and Customer Database Enhancement..........    12
      Competition and Trademarks........................................    12
      Employees.........................................................    13
      Executive Officers................................................    13

    ITEM 2. PROPERTIES..................................................    15

    ITEM 3. LEGAL PROCEEDINGS...........................................    16

    ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.........    16


PART II

    ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
            STOCKHOLDER MATTERS.........................................    16

    ITEM 6. SELECTED FINANCIAL DATA.....................................    16

    ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATION..........................    16

                                TABLE OF CONTENTS
                                   (Continued)

                                                                           Page

    ITEM 7A.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
            MARKET RISK.................................................    18

    ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.................    18

    ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
            ON ACCOUNTING AND FINANCIAL DISCLOSURE......................    18


PART III

    ITEM 10.DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT..........    18

    ITEM 11.EXECUTIVE COMPENSATION......................................    18

    ITEM 12.SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
            AND MANAGEMENT..............................................    18

    ITEM 13.CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS..............    19


PART IV

    ITEM 14.EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
            ON FORM 8-K.................................................    20

    SIGNATURES..........................................................    23

    INDEX TO CONSOLIDATED FINANCIAL STATEMENTS..........................    24









   Unless the context otherwise requires, references in this Annual Report on
    Form 10-K to "Reader's Digest," "we," "us" and "our" are to The Reader's
                 Digest Association, Inc. and its subsidiaries.


       "Reader's Digest" and the Pegasus logo are registered trademarks of
                      The Reader's Digest Association, Inc.

                                     PART I
ITEM 1.  BUSINESS

      We are a preeminent global leader in publishing and direct marketing, and we create and deliver products that inform, enrich, entertain and inspire, including magazines, books, recorded music collections, and home videos.

      We are a Delaware corporation, originally incorporated in New York in 1926 and then reincorporated in Delaware in 1951. The mailing address of our principal executive offices is Pleasantville, New York 10570 and our telephone number is (914) 238-1000.

      We are best known for publishing our flagship Reader's Digest magazine. DeWitt and Lila Acheson Wallace founded Reader's Digest magazine in 1922. Today, Reader's Digest has a worldwide circulation of about 23 million and over 100 million readers each month. Reader's Digest is published in 48 editions and 19 languages.


Strategic Initiatives

      The key elements of our long-term growth strategy include:

        - expanding our presence in five areas of intense consumer interest--health, home, family, finance and faith;

        -   selling non-publishing products and services in those areas;

        -   continuing our geographic expansion;

        -   developing new marketing channels;

        - broadening our customer base to include more younger customers, starting with family formation, and producing more products for older customers, focusing on the growing 50+ age demographic; and

        -   integrating the Internet into all of our businesses.

To implement this strategy, we expect to invest in internal growth opportunities in our core businesses. We also expect to make acquisitions and form alliances that leverage our core strengths.


Operating Segments

      During the fourth quarter of fiscal 2001, we modified our reporting segments to reflect our new internal management organization. Our reporting segments are: North America Books and Home Entertainment, U.S. Magazines, International Businesses, and New Business Development.

      North America Books and Home Entertainment publishes and markets, primarily through direct marketing, Books and Home Entertainment products in the United States and Canada. In addition, North America Books and Home Entertainment includes the publication and marketing of Reader's Digest magazine in Canada and the sale of this magazine and other magazines and products through youth fundraising campaigns of Quality Service Programs, Inc. in Canada. North America Books and Home Entertainment also sells books and gift items by display marketing products on-site at schools and businesses through Books Are Fun, Ltd. In addition, North America Books and Home Entertainment manages some of our alliances, including those relating to vitamin marketing and health publishing in the United States.

      U.S. Magazines publishes and markets, primarily through direct marketing, Reader's Digest magazine and several special interest magazines in the United States. In addition, U.S. Magazines sells its magazines and other magazines and products through youth fundraising campaigns of QSP, Inc.

      International Businesses operates outside of the United States and Canada. This segment publishes and markets, primarily through direct marketing, Books and Home Entertainment products, Reader's Digest magazine in numerous editions and languages, and special interest magazines outside of the United States and Canada.

      New Business Development comprises the activities of Gifts.com, Inc. (including Good Catalog Company), financial services alliances, certain special interest magazines in international markets and other developing businesses.

      Financial information about each of our reporting segments is included in
Note 13 to our consolidated financial statements, which are incorporated by reference into this report.


Books and Home Entertainment

      Our Books and Home Entertainment products consist of Reader's Digest Select Editions, series books, general books, recorded music collections and series, home video products and series, and Reader's Digest Young Families and Reader's Digest Children's Publishing products. We market these products principally by direct mail through our North America Books and Home Entertainment and International Businesses reporting segments. North America Books and Home Entertainment also sells books and gift items by display marketing products on-site at schools and businesses through Books Are Fun. For more information about how we market our Books and Home Entertainment products, please refer to the section of this report captioned "Marketing."


   Select Editions

      Reader's Digest Select Editions, which were formerly called "Condensed Books" in many markets, are a continuing series of condensed versions of current popular fiction. A condensed work reduces the length of an existing text, while retaining the author's style, integrity and purpose. Today, we publish Select Editions in 15 languages, and market them in the United States, Canada and 28 other countries. We generally publish six volumes of Select Editions a year. Some of our international subsidiaries publish four or five volumes a year. Select Editions generated revenues for North America Books and Home Entertainment of $97.7 million in fiscal 2001, $102.5 million in fiscal 2000 and $99.6 million in fiscal 1999.

      International editions of Select Editions generally include some material from the U.S. edition or from other international editions, translated and edited as appropriate. International editions also include some condensed versions of locally published works. Each local editorial staff determines whether existing Select Editions selections are appropriate for their local market. Select Editions generated revenues for International Businesses of $161.0 million in fiscal 2001, $163.5 million in fiscal 2000 and $154.4 million in fiscal 1999.


   Series Books

      We market two types of series books--reading series and illustrated series. These book series may be either open-ended and continuing or closed-ended, consisting of a limited number of volumes. We publish reading series books in four languages and market them in the United States, Canada and nine other countries. Our reading series include The World's Best Reading, which consists of full-length editions of classic works of literature. We publish six or seven volumes of The World's Best Reading each year in the United States, Canada and four other countries and in two languages. We publish illustrated series, which are generally closed-ended, in eight languages and market them in the United States, Canada and 14 other countries. Series books generated revenues for North America Books and Home Entertainment of $30.1 million in fiscal 2001, $28.8 million in fiscal 2000 and $29.2 million in fiscal 1999. Series books generated revenues for International Businesses of $96.8 million in fiscal 2001, $92.7 million in fiscal 2000 and $96.3 million in fiscal 1999.


   General Books

      Our general books consist primarily of reference books, cookbooks, "how-to" and "do-it-yourself" books and children's books, some of which we publish in series. We also publish books on subjects such as history, travel, religion, health, nature and the home. We publish general books in 19 languages and market them in the United States, Canada and 35 other countries. General books generated revenues for North America Books and Home Entertainment of $85.4 million in fiscal 2001, $103.7 million in fiscal 2000 and $148.2 million in fiscal 1999. General books generated revenues for International Businesses of $330.8 million in fiscal 2001, $340.3 million in fiscal 2000 and $359.2 million in fiscal 1999.

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


   Music

      Our music collections, released on compact discs and cassettes in the United States, Canada and 29 other countries, span a broad range of musical styles, ranging from classical to pop, and from jazz to local folk. We offer both international and local repertoires, which reflect our customers' taste and expectations. In most markets, we also sell music series, in various musical genres. Music products generated revenues for North America Books and Home Entertainment of $79.9 million in fiscal 2001, $80.4 million in fiscal 2000 and $105.2 million in fiscal 1999. Music products generated revenues for International Businesses of $186.4 million in fiscal 2001, $197.1 million in fiscal 2000 and $240.4 million in fiscal 1999.

      We license existing recordings from major record companies and sponsor our own recordings with the world's most renowned orchestras and with international and local artists. Our music vault now consists of approximately 20,000 selections, which are used in our music collections around the world. We also license our selections to third parties for retail sales or for movie synchronization. Our focus in recent years has been acquiring more rights to master recordings.

      We are a member of the Recording Industry Association of America in the United States, and we have been recognized with 51 gold, platinum and multi-platinum certificates. In several other countries, we are a member of the International Federation of the Phonographic Industry.


   Video

      Our single sales home video products and series reflect the core interests of our global customers--travel, natural history, history, science, and emerging areas of interest---health and computers. We market video products through direct response channels in the United States, Canada and 22 other countries. In some countries, we also sell our home video products through retail outlets. While we are pursuing continued growth in our more established markets, we are supporting the dynamic potential of video operations in Latin America and Eastern Europe. Home video products generated for North America Books and Home Entertainment of $56.1 million in fiscal 2001, $77.5 million in fiscal 2000 and $96.6 million in fiscal 1999. Home video products generated revenues for International Businesses of $79.5 million in fiscal 2001, $81.4 million in fiscal 2000 and $96.4 million in fiscal 1999.

      We are working with award-winning production companies in the United States, Europe and Australia to create original programs with very high editorial and production standards--programs that will stand out in a competitive marketplace. Several original programs have won awards of excellence, including five Emmy awards and, in 2001, four Crystal Awards of Excellence and a Cine Golden Eagle Award. In May 1999, Reader's Digest entered into a multi-year agreement with CBS Productions to develop television movies and mini-series based on the personal dramas chronicled in Reader's Digest; four scripts are currently in production. Most of our original documentary programs have been licensed to broadcasters worldwide through a major international distributor. We are keeping pace with new technological developments--including creating a Global Video Digital Library--that will allow us to deliver even better quality, multi-dimensional programs to our customers.


   Books Are Fun, Ltd.

      Books Are Fun, Ltd., a wholly owned subsidiary of Reader's Digest, sells premium-quality books and gift items at discount prices by display marketing those products on-site at schools and businesses in all 50 states of the United States and across Canada using book fairs and similar displays. Books Are Fun's book categories include best-selling novels, cookbooks, children's books, education, sports, hobby, nature, travel and self-help titles. Non-book categories include music, videos and gift items, such as jewelry and art. Books Are Fun's products are sold through approximately 800 independent sales agents. Books Are Fun serves approximately 60,000 schools, 12,000 large corporations and institutions, 9,000 day-care centers and 20,000 small businesses. Since many individuals purchase Books Are Fun products for gift giving, Books Are Fun's sales cycle is largely seasonal, reflecting substantial volume in the second quarter of the fiscal year.

      Books Are Fun purchases book titles from over 250 of the world's leading publishers. Many of its top titles are purchased in quantities exceeding 100,000 copies on a non-returnable basis, affording Books Are Fun substantial purchasing power. Books Are Fun purchases gift and other products from a variety of suppliers. All products are test-marketed by the purchase of a modest number of units in advance of a large commitment. Books Are Fun uses an extensive network of independent public warehousing facilities and carriers to store and transport product.


   Reader's Digest Young Families and Reader's Digest Children's Publishing

      Our Reader's Digest Young Families subsidiary sells products for children up to age 8, primarily through direct mail and telemarketing. The division's products include interactive books, such as Sesame Street ABCs and Elmo's Neighborhood, and videos, such as The Country Mouse and the City Mouse. Young Families currently sells it products principally in the United States. Our Reader's Digest Children's Publishing subsidiary produces books, games and other products under the Reader's Digest Children's Publishing imprint for children up to age 12 for retail sale as well as direct marketing through Reader's Digest (mail, telemarketing, display marketing, company catalogs, etc.) and other channels, including the Internet. The products represent popular brands such as Barbie, Disney (Winnie the Pooh and classic Disney characters), Hasbro (Tonka and Play-Doh), and Fisher-Price (Little People). The products, which have been translated into 28 languages, are marketed in the United States, Canada, Europe, South America, Australia and Asia.

   Production and Fulfillment

      We hire independent contractors to print and bind the various editions of Select Editions. We have an exclusive agreement with a printing company for printing English-language Select Editions distributed in the United States and Canada. That agreement expires in 2005. Substantially all other U.S. book products produced by Reader's Digest are printed by a single independent contractor. We usually hire independent contractors to produce and manufacture our music and video products.

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

      We hire independent contractors to handle our fulfillment, warehousing, customer service and payment processing. We have an agreement with a single independent contractor to handle fulfillment and payment processing for our North America Books and Home Entertainment and U.S. Magazines operations. That agreement expires in 2006. The printers or suppliers of our products generally package and deliver those products directly to the postal service. For information about postal rates and postal services, please refer to the section of this report captioned "Marketing."

      It is our direct marketing policy that a customer may return any book or home entertainment product to us for a refund, either before or after payment. We believe that our returned goods policy is essential to our reputation and that it elicits a greater number of orders. Many of those orders are not returned because a high number of consumers are satisfied with our products.

      Sales of Books and Home Entertainment products are seasonal. In the direct marketing industry as a whole, more consumers respond in the fall and winter months than during the rest of the year. Also, sales are typically higher during the pre-Christmas season than in spring and summer.


Reader's Digest Magazine and Special Interest Magazines

      Reader's Digest magazine is a monthly, general interest magazine consisting of original articles, previously published articles in condensed form, and a condensed version of a previously published or soon-to-be published full-length book. Reader's Digest also contains monthly humor columns such as "Laughter, The Best Medicine(R)," "Life's Like That(R)," "That's Outrageous!(R)," and "All In A Day's Work(R)," and other regular features, including "Quotable Quotes(R)," "Word Power(R)," "Virtual Hilarity(R)," and "Personal Glimpses(R)." The international editions of Reader's Digest include similar features.

      We publish Reader's Digest in the United States and Canada and in 45 editions and 19 languages outside the United States and Canada. We license independent contractors to publish Reader's Digest in India, Italy, Korea, South Africa and Turkey. These magazines are sold primarily through direct marketing. In addition, we sell Reader's Digest and other magazines and products in the United States and in Canada through youth fundraising campaigns of our subsidiaries QSP, Inc. in the United States and Quality Service Programs, Inc. in Canada.

      We publish Reader's Digest in several editions in the United States, including an English-language edition, a Spanish language edition entitled Selecciones and the Reader's Digest Large Edition for Easier Reading. We license independent contractors to publish a braille edition and a recorded edition in the United States.

      We publish several special interest magazines that we believe are consistent with our image, editorial philosophy and market expertise. In the United States, we publish The Family Handyman(R), New Choices: The Magazine for Your Health, Money and TravelTM, and American Woodworker(R). The Family Handyman provides instructions and guidance for "do-it-yourself" home improvement projects. New Choices: The Magazine for Your Health, Money and TravelTM is aimed at active, mature readers and provides information on entertainment, travel, health and leisure time activities. American Woodworker(R) and its consumer trade show operations provide information, instruction and guidance for professional and serious amateur woodworkers. In July 2001, we announced plans to cease publication of Walking(R) magazine, which provides information on health and fitness for walking enthusiasts. Walking(R) will cease publication after the September/October 2001 issue.

      Internationally, we publish Moneywise, a magazine devoted to helping families manage their finances, in the United Kingdom. We also publish Receptar, a leading Czech do-it-yourself and gardening monthly magazine and Krizovky, a Czech entertainment puzzle magazine, which were acquired in June 2000.

      We promote our special interest magazines to our Reader's Digest customer list. We also promote other products to each magazine's customer list, as appropriate. This strategy helps us to expand the customer base for all of our products.

      We also publish other limited-edition special interest publications in the United States, such as Reader's Digest Christmas, which we have published annually since 1997 and Reader's Digest Your Family, which debuted as a special edition in May 1999.


   Circulation and Advertising

      The following table shows circulation and advertising information for our magazines for fiscal 2001.


                                                        June 30, 2001   Advertising
                                               Issues    Circulation       Pages
                  Magazine Title              Per Year    Rate Base       Carried


Reader's Digest--U.S.--English edition ..        12      12,500,000        1,155
Reader's Digest--Canada--English and
French editions..........................        12       1,255,300        1,651
Reader's Digest--Other international
 editions................................        12       9,415,757        9,103
Reader's Digest Large Edition for
 Easier Reading..........................        12         500,000          169
American Woodworker .....................         7         325,000          397
The Family Handyman .....................        10       1,100,000          599
New Choices: The Magazine for Your
Health, Money and Travel.................        10         600,000          431
Selecciones .............................        12         250,000          262
Walking .................................         7         650,000          388
Moneywise ...............................        12          97,182          760
Receptar ................................        12         180,000           30
Krizovky ................................        12          50,000          289


      Approximately 69% of total U.S. fiscal 2001 revenues for Reader's Digest was generated by circulation revenues and 31% by advertising revenues. Approximately 66% of total U.S. fiscal 2001 revenues for the special interest magazines were generated by circulation revenues and 34% by advertising revenues.

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

      We maintain the circulation rate base for Reader's Digest through annual subscription renewals and new subscriptions. In fiscal 2001, we sold approximately 4.9 million new subscriptions in the United States and approximately 2 million new international Reader's Digest subscriptions to maintain the current circulation rate base. We sell new subscriptions in the United States through a variety of direct response marketing techniques and we sell new subscriptions in international markets primarily by direct mail. We sell the largest percentage of subscriptions between July and December of each year. Subscribers to Reader's Digest may cancel their subscriptions at any time and we will refund the unused subscription price. For additional information regarding direct marketing of subscriptions, please refer to the section of this report captioned "Marketing."

      Many international editions of Reader's Digest have the largest paid circulation for monthly magazines both in the individual countries and in the regions in which they are published. For most international editions of Reader's Digest, subscriptions comprise almost 90% of circulation. The balance is attributable to newsstand and other retail sales. Approximately 83% of total international fiscal 2001 revenues for Reader's Digest were generated by circulation revenues and 17% by advertising revenues.

      The U.S. editions and the larger international editions of Reader's Digest offer advertisers different regional editions, major market editions and demographic editions. These editions, which usually contain the same editorial material, permit advertisers to concentrate their advertising in specific markets or to target specific audiences. Reader's Digest sells advertising principally through an internal advertising sales force. We sell advertisements in multiple Reader's Digest editions worldwide, and offer discounts for placing advertisements in more than one edition.


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

      In May 2000, QSP completed the hiring of the sales representatives of World's Finest Chocolate, Inc., a leading chocolate sales fundraiser, who joined the sales representatives of QSP. QSP currently has approximately 470 sales representatives. QSP also entered into a long-term licensing agreement with World's Finest Chocolate providing for a long-term commitment to purchase World's Finest Chocolate products and the exclusive right to sell those products for fundraising purposes. QSP and World's Finest Chocolate expect to combine the product lines that they offer for sale by their fundraising clients.

      In March 2000, QSP entered into an alliance agreement with Schoolpop, Inc., an online fundraiser that enables online shoppers to contribute funds to schools. Through the alliance, QSP will introduce and build awareness of Schoolpop, Inc.'s online fundraising programs among school and youth organizations and QSP's magazine subscription services and fundraising services and World's Finest Chocolate products will be promoted online through Schoolpop. QSP also acquired a 10% equity interest in Schoolpop, Inc.

      Quality Service Programs, Inc., our Canadian subsidiary, which is included in the North America Books and Home Entertainment reporting segment, conducts in Canada substantially similar operations to those conducted by QSP in the United States. In June 2001, Quality Service Programs acquired eFundraising.com, which uses the Internet to enhance fundraising activities. eFundraising.com uses proprietary software that enables students to send e-mail messages about their school or youth group's fundraising activities to family and friends. The e-mail directs the recipients to the school or youth group's Web site, where they may purchase magazine subscriptions and a variety of gift and food products.


   rd.com

      We have created our rd.com Web site to extend the experience of reading Reader's Digest through audio, graphic, text and video enhancements, interactive discussions and reader involvement, and additional content relating to Reader's Digest. We are also utilizing rd.com to market our products through e-mail and the Internet, as well as to communicate with and service our customers online. For more information about rd.com, please refer to the section of this report captioned "Marketing."


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

      A substantial portion of the selections in Reader's Digest are original articles written by staff writers or freelance writers. The balance is selected from existing published sources. All material is condensed by Reader's Digest editors. We employ a professional staff to research and fact-check all published pieces.

      The international editions of Reader's Digest contain content and follow editorial procedures similar to the U.S. editions. Each international edition has a local editorial staff responsible for the editorial content of the edition. The mix of locally generated editorial material, material taken from the U.S. edition and material taken from other international editions varies greatly among editions. In general, our larger international editions, for example, those in France, Germany, Mexico and the United Kingdom, carry more original or locally adapted material than do smaller editions.


   Production and Fulfillment

      We hire independent contractors to print all editions of Reader's Digest and our special interest magazines. We have an exclusive contract with a U.S. printer to print the U.S. editions of Reader's Digest. The contract will expire in 2007. We believe that generally, there is an adequate supply of alternative printing services available to us at competitive prices, should the need arise. Nevertheless, significant short-term disruption could occur. We have contingency plans to minimize recovery time should our current contract printers be unable to meet our production requirements.

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

      We have an agreement with a single independent contractor to handle our fulfillment and payment processing. That agreement expires in 2006. The same contractor also handles these matters for our North America Books and Home Entertainment operations.

      We deliver subscription copies of the U.S. edition of Reader's Digest and the special interest magazines through the United States Postal Service as "periodicals" class mail. Subscription copies of international editions of Reader's Digest are delivered through the postal service in each country of publication. For additional information about postal rates and service, please refer to the section of this report captioned "Marketing."

      In the United States, a distribution network handles newsstand and other retail distribution. We have also contracted in each country with a newsstand magazine distributor for the distribution of Reader's Digest.

      Several hundred other publishers make magazine subscriptions available to QSP at competitive, discounted prices. QSP also obtains discounted music products from a large music publisher. QSP engages an independent contractor to handle processing of magazine, music and book orders. A substantial portion of QSP's chocolate food products are obtained from World's Finest Chocolate and QSP has the exclusive right to sell those products for fundraising purposes. Three other manufacturers provide a substantial portion of the other food and gift products offered by QSP. A subsidiary of QSP handles processing of gift and food orders.


New Business Development

   Strategy

      Our new business development strategy is principally founded on the premise that Reader's Digest can provide distinctive marketing capabilities to third parties. Our partnerships variously leverage our capabilities in multi-channel marketing strategy development, database management, content development, promotion creation and production, distribution logistics, and customer relationship management. These ventures seek to monetize our customer database (or external lists), our marketing skills, and our content in support of partners' marketing objectives. These activities are intended to build a series of service lines new to Reader's Digest and to substantially expand Reader's Digest's presence in key consumer affinities, such as finance, health and families.

   Financial Services Marketing

      Insurance. Reader's Digest and its subsidiaries have formed alliances with several leading insurance companies under which the insurers market a variety of insurance products to our customers in the United States and other countries. Our alliance partners include American International Group, Inc., Torchmark Corporation, GE Capital Assurance Company, Physicians Mutual Insurance Company, Pethealth Inc., Allianz, AXA, ING Direct and Manulife Financial. The products, which include life, health, homeowners, long term care and pet insurance and hospital indemnity products, are marketed and sold through a combination of direct mail, telemarketing, advertising in our magazines, the Internet and other marketing channels. The insurer underwrites and administers the products, provides customer and claims services, and covers marketing costs. Reader's Digest provides expertise in research and test design, database management and targeting, and promotion creation and production.

      Credit Products. Reader's Digest is actively pursuing alliances to provide a range of credit products to our customer base. In August 1999, we signed an agreement with First USA, a subsidiary of Bank One Corporation, to market a Reader's Digest-branded credit card to our customers in the United States. Under the agreement, First USA launched a Reader's Digest Platinum MasterCard in April 2000. First USA administers the credit cards. Internationally, we are partnering with GE Capital Assurance Company and its subsidiaries to market loan products in France and Germany and with the Bank of Scotland in the United Kingdom.

      Investment Products. In June 2001, we formed an alliance with The Vanguard Group under which Vanguard will offer its mutual funds and other financial services, such as brokerage, financial planning, asset management and trust services, to our customers in the United States. We are pursuing other opportunities with investment products internationally.

   Financial Publishing

      New Business Development manages the publication of Moneywise magazine. (See "Magazines," above.) The Moneywise.co.uk Web site augments the magazine content and provides customer service. In August 1999, we acquired Benchmark, Ltd., a publisher of quarterly investment guides distributed in Hong Kong, Taiwan and Singapore in English and Chinese. After being repositioned to appeal to a broader population of retail investors, Benchmark publishes 12 issues per year with a fiscal 2001 annual circulation of approximately 20,000 and operates the Web site asiafunds.com.


   Health Services Marketing

      Vitamins. In June 2000, we launched programs with Twinlab Corporation, a leading U.S.-based vitamin manufacturer and marketer, to market vitamins, minerals and supplements to Reader's Digest customers in the United States and Europe. The products, including a monthly subscription vitamin service, are marketed principally through direct mail, advertising in Reader's Digest and both companies' Web sites. Twinlab is responsible for manufacturing and fulfilling the products. The arrangement includes both revenue and cost sharing. We have a similar alliance with Vitahealth in Canada. These businesses are managed by North America Books and Home Entertainment and their results are reported in that segment.

      During 2001, we promoted several vitamin catalogs in Germany. This business is managed by North America Books and Home Entertainment and its results are reported in that segment. We plan to expand our vitamin catalog and subscription business into other countries.


   Other Direct Marketing Services

      Custom Publishing. In March 2001, we entered into an agreement with McMurry Publishing, Inc., a leading independent custom publisher in the health category in the United States, to deliver custom publishing services to clients in North America.


   International Expansion of U.S.-Based Businesses

      We are testing and launching non-U.S. pilots of several U.S.-based businesses. These included Books Are Fun efforts in Mexico and France, a QSP pilot in the United Kingdom, a test of an Australian version of The Family Handyman, and testing Reader's Digest Young Families products in several international markets.


   gifts.com and Good Catalog Company

      Our Gifts.com, Inc. subsidiary comprises the Good Catalog Company division, a catalog marketer of home, garden and gift-related products, and the gifts.com division, an online and catalog gift shopping service. We own an 80.1% interest in Gifts.com, Inc. and Domain.com, Inc., an affiliate of StarTek, Inc., owns a 19.9% interest. We created the gifts.com online shopping service in fall 1999. The gifts.com Web site and catalogs feature over 500 different products, including leading brands and non-branded specialty items.

      Good Catalog Company offers over 2,000 different products through five different catalog titles, which have a total circulation of over 15 million and through its Web site, goodcatalog.com. Merchandise ranges from home furnishing and decorative accents to garden, health, fitness, sports and electronic goods, as wells as children's toys, games and crafts.


Marketing

      We sell magazine subscriptions, Select Editions, series books, general books, music and video products, as well as certain other products, principally through direct mail solicitations to households on our customer lists. Our books and home entertainment products and product offers and many international magazine subscription offers are usually accompanied by sweepstakes entries and, in some cases, premium merchandise offers. For many years, we have been acknowledged as a pioneer and innovator in the direct mail industry.

      As part of our growth strategy and our strategy to decrease our reliance on sweepstakes marketing, we are increasing distribution of our products through direct-response channels other than direct mail. These other distribution channels include direct-response television, telemarketing, the Internet and catalogs. For example, under an agreement with WebMD Corporation, WebMD will purchase a minimum of three million copies of Reader's Digest through June 2005 for distribution by annual subscription to physicians, healthcare provides and healthcare facilities. Also, in fiscal 2001, Reader's Digest magazine obtained the majority of its new subscribers in the United States from non-sweepstakes sources.

      We are adapting the editorial content and the marketing methods of our magazines and books and home entertainment products to new technologies. Our Web site--rd.com--links our 27 local and international Web sites and our 11 online stores, for shopping and information about our products. In 2001, rd.com had over 14 million visitors from around the world. We are using rd.com and our local international Web sites to market subscriptions to our products. In Brazil, we are using our Web site, Mil Premios, to create a database of active e-commerce buyers. We are also utilizing electronic direct marketing (eDM) to offer magazine subscriptions through one-click e-mail.

      To promote the sale of our products in the United States, we usually offer a sweepstakes in our promotional mailings. Prizes totaled about $7 million for the 2001 edition of the sweepstakes. Generally, each of our international subsidiaries sponsors its own sweepstakes. The mechanics of the sweepstakes vary from jurisdiction to jurisdiction, depending upon local law.

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

      In March 2001, we announced a voluntary comprehensive agreement with attorneys general for 32 states and the District of Columbia regarding standards for direct mail sweepstakes promotions. We will promote consumer education and adopt standards for promotions in the United States similar to those agreed to by other direct marketing and publishing companies. The agreement includes establishment of a consumer fund of approximately $6 million to be used at the discretion of the attorneys general for activities including consumer education efforts. In addition, we are including with all sweepstakes promotion mailings a fact sheet that explains in detail how our sweepstakes work and have modified the language and packaging we use for those mailings. We have paid the total amount due under the agreement, including approximately $2 million in attorneys' fees.

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

      We rely on postal delivery service for timely delivery of most of our products and promotional mailings. In the United States and most international markets, delivery service is generally satisfactory. Some international jurisdictions, however, experience periodic work stoppages in postal delivery service or less than adequate postal efficiency.

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


Information Technology and Customer Database Enhancement

      The size and quality of our computerized customer database of current and prospective customers in each country where we operate contributes significantly to our business. We are constantly striving to improve our customer databases. We believe that our U.S. database of over 54 million households--over half the total number of households in the country--is one of the largest direct response databases in the United States. Our international databases include a total of approximately 47 million households.

      We continue to make significant investments in our database management and related information technology to improve our operating efficiencies, to increase the level of service we provide to our customer base and to facilitate globalization of our operations.

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

Employees

      As of June 30, 2001, we employed about 5,000 people worldwide. We employed about 2,400 in the United States and about 2,600 in our international subsidiaries. Our relationship with our employees is generally satisfactory.

Executive Officers

      The following is some information about our executive officers.

Name and Age                Positions With Reader's Digest and Recent
                               Business Experience

Thomas O. Ryder (57)        Mr. Ryder has been Chairman of the Board and
                            Chief Executive Officer and a Director of
                            Reader's Digest since April 1998.  Mr. Ryder was
                            President, American Express Travel Related
                            Services International, a division of American
                            Express Company (travel, financial and network services), prior to April 1998.

M. John Bohane  (65)        Mr. Bohane has been a Senior Vice President of
                            Reader's Digest since rejoining Reader's Digest in September 1997. In addition, he has been President, International, and Global Publishing since January 2001. He was President, Global
                            Books and Home Entertainment from July 1998 to
                            January 2001 and was Senior Vice President of
                            Reader's Digest and President, International
                            Operations before July 1998.  He first joined
                            Reader's Digest in 1964 and served in a number of executive capacities, including President, Direct
                            Marketing, until leaving Reader's Digest in July
                            1991.

Michael A. Brizel (44)      Mr. Brizel has been Vice President and General
                            Counsel of Reader's Digest since July 1998.
                            Before July 1998, he was Vice President, Legal
                            U.S. and Associate General Counsel of Reader's
                            Digest.  Mr. Brizel joined Reader's Digest in
                            July 1989.

Elizabeth G. Chambers (38)  Ms. Chambers has been Senior Vice
                            President, Global Strategy and Business Development since January 2001. She was Senior Vice President, Strategy and Business Redesign from November 1999 to January 2001. Before November 1999, she was Vice President, Business Redesign, a position she held since joining Reader's Digest in August 1998. Before August 1998, she was a partner at the management consulting firm of McKinsey & Company.

Name and Age                Positions With Reader's Digest and Recent
                               Business Experience

Peter J.C. Davenport (61)   Mr. Davenport has been Senior Vice President,
                            Books and Home Entertainment Global Publishing since January 2001. He was Senior Vice
                            President, Global Marketing and Publishing from
                            October 1999 to January 2001.  Before October
                            1999, he was Senior Vice President, Global Direct
                            Marketing, except for the period March to September 1997 when he temporarily retired. Mr.
                            Davenport first joined the Company in 1958.

Clifford H.R. DuPree (51)   Mr. DuPree has been Vice President, Corporate
                            Secretary and Associate General Counsel of
                            Reader's Digest since July 1998.  He was Vice
                            President, Associate General Counsel and
                            Assistant Secretary prior to July 1998. He joined Reader's Digest in May 1992.

Thomas D. Gardner (43)      Mr. Gardner has been Senior Vice President of
                            Reader's Digest and President, North America
                            Books and Home Entertainment and Global Marketing since January 2001. He was Senior Vice
                            President, U.S. New Business Development of
                            Reader's Digest from July 1998 to January 2001, and Vice President, Marketing, Reader's Digest
                            U.S.A. prior to July 1998.  Mr. Gardner joined
                            Reader's Digest in February 1992.

Michael S. Geltzeiler (42)  Mr. Geltzeiler joined Reader's
                            Digest as Senior Vice President and Chief Financial Officer in September 2001. Mr. Geltzeiler was previously Senior Vice President and Chief Financial Officer of ACNielsen Corporation (market research, information and analysis), a subsidiary of VNU NV, from March 2001 to September 2001, Senior Vice President and Controller from August 1997 to March 2001, and Senior Vice President and Chief Financial Officer, Europe, Middle East & Africa Region prior to August 1997.

Robert J. Krefting (57)     Mr. Krefting has been Senior Vice President and
                            President, International Magazine Publishing of
                            Reader's Digest since July 1998.  Before joining
                            Reader's Digest, Mr. Krefting was sole proprietor of Holly Hill Publishing, a management services corporation serving the publishing and venture capital industries.

Albert L. Perruzza (54)     Mr. Perruzza has been Senior Vice President,
                            Global Operations since October 1999.  Before
                            October 1999, he was Vice President, Database
                            Management Operations, a position he held since
                            August 1998.  Mr. Perruzza served as Vice
                            President, Customer Service Operations before
                            August 1998. Mr. Perruzza joined Reader's Digest in 1972.

Name and Age                Positions With Reader's Digest and Recent
                               Business Experience

Robert E. Raymond (45)      Mr. Raymond has been Senior Vice President,
                            Strategic Acquisitions & Alliances of Reader's
                            Digest since June 1999.  Before June 1999, he was
                            Vice President and General Manager, Music, Video,
                            Special Channels, a position he held since April
                            1998.  Mr. Raymond also served as Vice President
                            Marketing, Video/New Business from December 1997 until April 1998 and Director of Marketing,
                            Video/New Business before December 1997.  Mr.
                            Raymond joined Reader's Digest in 1993.

Gary S. Rich (40)           Mr. Rich has been Senior Vice President, Human
                            Resources and Global Communications of Reader's
                            Digest since August 1998.  Before joining
                            Reader's Digest, he was Senior Vice President,
                            Global Human Resources for AC Nielsen
                            Corporation, a position he held from June 1996 to July 1998. Before June 1996, Mr. Rich was Vice
                            President, Human Resources-Europe, Middle East and Africa, at American Express Company (travel, financial and network services).

Eric W. Schrier (49)        Mr. Schrier has been Senior Vice President and
                            Global Editor-in-Chief of Reader's Digest since joining Reader's Digest in January 2000. Before
                            January 2000, he was President and Chief
                            Executive Officer of Time Inc. Health (health information).


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

Various U.S. cities      117,961 leased   Editorial offices, advertising sales
                                          offices; other facilities

Conyers, GA              163,375 leased   QSP fulfillment facilities

Jefferson, GA            102,708 leased   QSP fulfillment facilities

International            557,514 owned    Headquarters, administrative and
                         569,131 leased   editorial offices; warehouse
                                          facilities

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      No matter was submitted to a vote of our security holders during the fourth quarter of the fiscal year ended June 30, 2001.


                                     PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

      The information contained under the caption "Selected Quarterly Financial Data and Dividend and Market Information" in our 2001 Annual Report to Stockholders is incorporated into this Item by reference.

ITEM 6.  SELECTED FINANCIAL DATA

      The information contained under the caption "Selected Quarterly Financial Data and Dividend and Market Information" and "Selected Financial Data" in our 2001 Annual Report to Stockholders is incorporated into this Item by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

      The information contained under the caption "Management's Discussion and Analysis" in our 2001 Annual Report to Stockholders is incorporated into this Item by reference.

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

- our ability to continue to create and acquire a broadly appealing mix of new products;

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

- our ability to achieve financial savings related to restructuring programs;

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

- the accuracy of our management's assessment of the future effective tax rate and the effects of initiatives to reduce the rate;

-     the effects of the transition to the euro;

-     the adequacy of our financing resources;

-     the effects and pace of our stock repurchase program;

- the effects of unforeseen economic and political changes in the markets where we compete; and

- the economic effects of the September 11, 2001 terrorist attacks in New York and near Washington, D.C.

We do not undertake to update any forward-looking statements.


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      The information contained under the caption "Management's Discussion and Analysis" in the section entitled "Currency Risk Management" in our 2001 Annual Report to Stockholders is incorporated into this Item by reference.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      Our Consolidated Financial Statements appearing on pages 49 through 101 of our 2001 Annual Report to Stockholders, together with the report of KPMG LLP appearing on page 102, are incorporated into this Item by reference.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      None.


                                    PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      Information with respect to our directors under the caption "Proposal 1:
Election of Directors" in the Proxy Statement for our Annual Meeting of Stockholders to be held on November 9, 2001 is incorporated into this Item by reference. Information with respect to our executive officers appears under the caption "Executive Officers" in Item 1 of Part I of this report and is incorporated into this Item by reference.


ITEM 11. EXECUTIVE COMPENSATION

      Information with respect to executive compensation under the captions "Executive Compensation," "Report of the Compensation and Nominating Committee" and "Performance Graph" in the Proxy Statement for our Annual Meeting of Stockholders to be held on November 9, 2001 is incorporated into this Item by reference.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      Information with respect to security ownership of certain beneficial owners and management under the caption "Equity Security Ownership" in the Proxy Statement for our Annual Meeting of Stockholders to be held on November 9, 2001 is incorporated into this Item by reference.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      None.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) 1 Financial Statements
      An index of our Consolidated Financial Statements appears on page 23 of this report.

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

10.1 The Reader's Digest Association, Inc. Management Incentive Compensation Plan (Amendment and Restatement as of July 1, 1994) filed as Exhibit 10.1 to our Annual Report on Form 10-K for the year ended June 30, 1994, is incorporated herein by reference.*

10.2 The Reader's Digest Association, Inc. 1989 Key Employee Long Term Incentive Plan, as amended effective April 13, 2001, filed as Exhibit
      10.29 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2001, is incorporated herein by reference.*

10.3 The Reader's Digest Association, Inc. Deferred Compensation Plan (Amendment and Restatement as of July 8, 1994) filed as Exhibit 10.4 to our Annual Report on Form 10-K for the year ended June 30, 1994, is incorporated herein by reference.*

10.4 The Reader's Digest Association, Inc. 1989 Income Continuation Plan for Senior Management (amended and restated) filed as Exhibit 10.5 to our Annual Report on Form 10-K for the year ended June 30, 1993, is incorporated herein by reference.*

10.5 Excess Benefit Retirement Plan of The Reader's Digest Association, Inc. (Amendment and Restatement as of July 1, 1994) filed as Exhibit 10.7 to our Annual Report on Form 10-K for the year ended June 30, 1994, is incorporated herein by reference.*


      *Denotes a management contract or compensatory plan.

10.6 The Reader's Digest 1992 Executive Retirement Plan (Amendment and Restatement as of October 10, 1996), filed as Exhibit 10.12 to our Annual Report on Form 10-K for the year ended June 30, 1997, is incorporated herein by reference.*

10.7 The Reader's Digest Association, Inc. Executive Cash Balance Retirement Plan, filed as Exhibit 10.7 to our Annual Report on Form 10-K for the year ended June 30, 2000, is incorporated herein by reference.*

10.8 The Reader's Digest Association, Inc. Executive Financial Counseling Plan, amended and restated as of July 1, 1998 filed as Exhibit 10.10 to our Annual Report on Form 10-K for the year ended June 30, 1998, is incorporated herein by reference.*

10.9 Amendment No. 1 to The Reader's Digest Association, Inc. Management Incentive Compensation Plan (effective as of April 11, 1996) filed as
      Exhibit 10.1.1 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 1996, is incorporated herein by reference.*

10.10 Five-Year Revolving Credit and Competitive Advance Facility Agreement dated as of July 27, 2001 between the registrant, the Borrowing Subsidiaries, The Chase Manhattan Bank and J.P. Morgan Securities Inc., etc.

10.11 364-Day Revolving Credit and Competitive Advance Facility Agreement dated as of July 27, 2001 between the registrant, the Borrowing Subsidiaries, The Chase Manhattan Bank and J.P. Morgan Securities Inc., etc.

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

10.14 Employment Agreement dated as of April 28, 1998 between The Reader's Digest Association, Inc. and Thomas O. Ryder, filed as Exhibit 10.33 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 1998, is incorporated herein by reference.*

10.15 The Reader's Digest Association, Inc. 1994 Key Employee Long Term Incentive Plan, as amended effective April 13, 2001, filed as Exhibit
      10.20 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2001, is incorporated herein by reference.*

10.16 Agreement dated December 18, 2000 between the registrant and M. John Bohane, filed as Exhibit 10.28 to our Quarterly Report on Form 10-Q for the quarter ended December 31, 2000, is incorporated herein by reference.*

10.17 The Reader's Digest Association, Inc. 2001 Income Continuation Plan for Senior Management, filed as Exhibit 10.21 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2001, is incorporated herein by reference.*

10.18 Termination Agreement dated as of April 23, 2001 between The Reader's Digest Association, Inc. and Eric W. Schrier.*


      *Denotes a management contract or compensatory plan.

10.19 Termination Agreement dated as of September 8, 1997 between The Reader's Digest Association, Inc. and Peter J.C. Davenport, filed as Exhibit 10.22 to our Annual Report on Form 10-K for the year ended June 30, 2000, is incorporated herein by reference.*

10.20 Supplemental Retirement Benefit Agreement dated as of August 25, 1988 between The Reader's Digest Association, Inc. and M. John Bohane, filed as Exhibit 10.11 to our Registration Statement on Form S-1
      (Registration No. 33-32566) filed on December 19, 1989, is incorporated herein by reference.*

10.21 Supplemental Retirement Agreement dated as of August 25, 1988 between The Reader's Digest Association, Inc. and Peter J.C. Davenport, filed as
      Exhibit 10.25 to our Annual Report on Form 10-K for the year ended June 30, 2000, is incorporated herein by reference.*

10.22 The Reader's Digest Association, Inc. Senior Management Incentive Plan, filed as Exhibit 10.27 to our Annual Report on Form 10-K for the year ended June 30, 1999, is incorporated herein by reference.*

10.23 Assurance of Voluntary Compliance or Discontinuance dated February 26, 2001 by and among the State Attorneys General and the registrant, filed as
      Exhibit 99.2 to our Current Report on Form 8-K dated March 9, 2001, is incorporated herein by reference.

13 Financial information appearing at pages 49 through 101 of our 2001 Annual Report to Stockholders, together with the report thereon of KPMG LLP appearing on page 102 (furnished for the information of the Securities and Exchange Commission only and not to be deemed filed as part of this Annual Report on Form 10-K, except for the portions thereof that are specifically incorporated herein by reference).

21    Subsidiaries of The Reader's Digest Association, Inc.

23    Consent of KPMG LLP.


*Denotes a management contract or compensatory plan.



(b)   Reports on Form 8-K

      During the three months ended June 30, 2001, we filed the following Current Reports on Form 8-K.

            Current Report on Form 8-K dated May 2, 2001 including a press release and conference call transcript relating to third quarter fiscal 2001 earnings release.

            Current Report on Form 8-K dated May 4, 2001 including a press release relating to stockholder developments.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         The Reader's Digest Association, Inc.


                              By:     /s/ THOMAS O. RYDER
                                 ---------------------------------------
                                             (Thomas O. Ryder)
                                    Chairman and Chief Executive Officer
Date:  September 27, 2001


      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

            Signature                       Title                  Date

   /s/  THOMAS O. RYDER           Chairman and Chief        September 27, 2001
      (Thomas O. Ryder)           Executive Officer and a
                                    Director

   /s/MICHAEL S. GELTZEILER       Senior Vice President  September 27, 2001
      (Michael S. Geltzeiler)     and Chief Financial
                                  Officer

   /s/  THOMAS D. BARRY           Vice President and        September 27, 2001
      (Thomas D. Barry)           Corporate
                                  Controller (chief
                                  accounting officer)

   /s/JONATHAN B. BULKELEY        Director                  September 27, 2001
      (Jonathan B. Bulkeley)

   /s/    HERMAN CAIN             Director                  September 27, 2001
      (Herman Cain)

   /s/  LYNNE V. CHENEY           Director                  September 27, 2001
      (Lynne V. Cheney)

   /s/M. CHRISTINE DEVITA         Director                  September 27, 2001
      (M. Christine DeVita)

   /s/ JAMES E. PRESTON           Director                  September 27, 2001
      (James E. Preston)

   /s/LAWRENCE R. RICCIARDI       Director                  September 27, 2001
      (Lawrence R. Ricciardi)

   /s/    C.J. SILAS              Director                  September 27, 2001
      (C.J. Silas)

   /s/ WILLIAM J. WHITE           Director                  September 27, 2001
      (William J. White)

   /s/     ED ZSCHAU              Director                  September 27, 2001
      (Ed Zschau)

                      THE READER'S DIGEST ASSOCIATION, INC.

                  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                           Page


Management's Discussion and Analysis....................................    *

Financial Statements:

      Consolidated Statements of Income--For the Years Ended June 30,
         2001, 2000 and 1999............................................    *

      Consolidated Balance Sheets--June 30, 2001 and 2000...............    *

      Consolidated Statements of Cash Flows--For the Years Ended June 30,
         2001, 2000 and 1999............................................    *

      Consolidated Statements of Changes in Stockholders' Equity--For
         the Years Ended June 30, 2001, 2000 and 1999...................    *

Notes to Consolidated Financial Statements..............................    *

Independent Auditors' Report............................................    *

Report of Management....................................................    *

Selected Financial Data.................................................    *

Selected  Quarterly  Financial  Data and Dividend and Market  Information
(Unaudited).............................................................    *


      *This financial information is incorporated by reference to our 2001 Annual Report to Stockholders. For additional information, please refer to Item 8 of this report.