Form 10-Q
period 2001-09-30
READERS DIGEST ASSOCIATION INC
filed 2001-11-09
CIK 858558

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2001

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

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

   As of October 31, 2001, the following shares of the registrant's common stock were outstanding:

   Class A Nonvoting Common Stock, $0.01 par value: 87,589,233 shares
   Class B Voting Common Stock, $0.01 par value:    12,432,164 shares

                                                   Page 1 of 21 pages.

         THE READER'S DIGEST ASSOCIATION, INC. AND SUBSIDIARIES

                               Index to Form 10-Q

                               September 30, 2001


   Part I - Financial Information                                       Page No.

   The Reader's Digest Association, Inc. and Subsidiaries
   Consolidated Condensed Financial Statements (unaudited):

      Consolidated Condensed Statements of Income
        for the three-month periods ended September 30, 2001 and 2000       3

      Consolidated Condensed Balance Sheets
        as of September 30, 2001 and June 30, 2001                          4

      Consolidated Condensed Statements of Cash Flows for the three-month
        periods ended September 30, 2001 and 2000                           5

      Notes to Consolidated Condensed Financial Statements                  6


   Management's Discussion and Analysis
      of Financial Condition and Results of Operations                     13


   Part II - Other Information                                             19


             The Reader's Digest Association, Inc. and Subsidiaries
                   Consolidated Condensed Statements of Income
              Three-month periods ended September 30, 2001 and 2000
                      (In millions, except per share data)
                                   (unaudited)





                                                         Three-month periods ended
                                                               September 30,
                                                               2001        2000
                                                                         RESTATED
                                                                         (Note 7)

Revenues                                                   $   497.5    $   551.5

Product, distribution and editorial expenses                  (207.5)      (208.8)
Promotion, marketing and administrative expenses              (287.2)      (298.4)
                                                           ---------    ---------
  Operating profit                                               2.8         44.3

Other expense, net                                              (4.5)        (3.6)
                                                           ---------    ---------
  (Loss) Income before provision for income taxes               (1.7)        40.7

Provision for income taxes                                       0.6        (18.4)
                                                           ---------    ---------
  Net (loss) income                                        $    (1.1)   $    22.3
                                                           =========    =========


Basic earnings per share:

  Weighted average common shares outstanding                   101.9        102.9

  Basic earnings per share                                 $   (0.01)   $    0.21
                                                           =========    =========
Diluted earnings per share:

  Adjusted weighted average common shares outstanding          101.9        104.2

  Diluted earnings per share                               $   (0.01)   $    0.21
                                                           =========    =========
Dividends per common share                                 $    0.05    $    0.05
                                                           =========    =========


   See accompanying Notes to Consolidated Condensed Financial Statements.

             The Reader's Digest Association, Inc. and Subsidiaries
                      Consolidated Condensed Balance Sheets
                   As of September 30, 2001 and June 30, 2001
                                  (In millions)
                                   (unaudited)





                                                        September 30,     June 30,
                                                             2001           2001
  Assets                                                                  RESTATED
                                                                          (Note 6)

  Cash and cash equivalents                              $     52.2    $     35.4
  Accounts receivable, net                                    322.4         274.8
  Inventories, net                                            200.2         167.4
  Prepaid and deferred promotion costs                        112.8         106.7
  Prepaid expenses and other current assets                   209.7         192.1
                                                         ----------    ----------
Total current assets                                          897.3         776.4

Property, plant and equipment, net                            161.8         160.2
Goodwill and other intangible assets, net                     406.5         409.8
Other noncurrent assets                                       340.0         334.5
                                                         ----------    ----------
Total assets                                             $  1,805.6    $  1,680.9
                                                         ==========    ==========
Liabilities and stockholders' equity
  Loans and notes payable                                $    303.5    $    160.3
  Accounts payable                                             87.9          86.4
  Accrued expenses                                            289.5         251.1
  Income taxes payable                                         46.2          41.2
  Unearned revenue                                            303.4         291.6
  Other current liabilities                                     8.3          28.9
                                                         ----------    ----------
Total current liabilities                                   1,038.8         859.5

Other noncurrent liabilities                                  351.6         361.6
                                                         ----------    ----------
Total liabilities                                           1,390.4       1,221.1

  Capital stock                                                23.8          29.6
  Paid-in capital                                             225.9         226.1
  Retained earnings                                         1,184.2       1,191.3
  Accumulated other comprehensive loss                        (86.3)        (84.6)
  Treasury stock, at cost                                    (932.4)       (902.6)
                                                         ----------    ----------
Total stockholders' equity                                    415.2         459.8
                                                         ----------    ----------
Total liabilities and stockholders' equity               $  1,805.6    $  1,680.9
                                                         ==========    ==========

See accompanying Notes to Consolidated Condensed Financial Statements.

             The Reader's Digest Association, Inc. and Subsidiaries
                 Consolidated Condensed Statements of Cash Flows
              Three-month periods ended September 30, 2001 and 2000
                                  (In millions)
                                   (unaudited)





                                                             Three-month periods ended
                                                                     September 30,
                                                                  2001         2000
  Cash flows from operating activities                                       RESTATED
                                                                             (Note 7)

  Net (loss) income                                            $   (1.1)    $   22.3
  Equity in losses of BrandDirect Marketing, Inc.                    --          7.7
  Depreciation and amortization                                     8.2         11.5
  Net gain on the sales of a business, certain assets
    and certain investments                                        (0.7)        (3.9)
  Changes in assets and liabilities, net                          (96.8)      (156.0)
                                                               --------     --------
Net change in cash due to operating activities                    (90.4)      (118.4)
                                                               --------     --------

Cash flows from investing activities

  Proceeds from maturities and sales of marketable
    securities and short-term investments                           0.1          6.6
  Purchases of marketable securities and investments               (0.1)        (0.5)
   Proceeds from other long-term investments                        2.2          2.3
  Proceeds from sales of property, plant and equipment              0.1          0.3
   Investments in and advances to BrandDirect Marketing, Inc.        --        (20.0)
  Capital expenditures                                             (6.2)       (10.6)
                                                               --------     --------
Net change in cash due to investing activities                     (3.9)       (21.9)
                                                               --------     --------
Cash flows from financing activities

  Short-term borrowings, net                                      143.5        160.5
  Dividends paid                                                   (5.5)        (5.5)
  Common stock repurchased                                        (28.7)        (3.6)
  Proceeds from employee stock purchase plan
   and exercise of stock options                                    0.5          1.8
  Other, net                                                        0.4         (3.5)
                                                               --------     --------
Net change in cash due to financing activities                    110.2        149.7
                                                               --------     --------
Effect of exchange rate changes on cash                             0.9         (7.4)
                                                               --------     --------
Net change in cash and cash equivalents                            16.8          2.0

Cash and cash equivalents at beginning of period                   35.4         49.7
                                                               --------     --------
Cash and cash equivalents at end of period                     $   52.2     $   51.7
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

   Unless indicated otherwise, references in Notes to Consolidated Condensed Financial Statements to "we," "our" and "us" are to The Reader's Digest Association, Inc. and its subsidiaries. All references to 2002 and 2001, unless otherwise indicated, are to fiscal 2002 and fiscal 2001, respectively. Our fiscal year represents the period from July 1 through June 30.

   (1)     Basis of Presentation and Use of Estimates

   The accompanying consolidated financial statements include the accounts of The Reader's Digest Association, Inc. and its subsidiaries. The preparation of these financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported amounts of operating revenues and expenses. These estimates are based on management's knowledge of current events and actions that we may undertake in the future, yet actual results may ultimately differ from those estimates.

   We report on a fiscal year beginning July 1. The three-month periods ended September 30, 2001 and 2000 are the first fiscal quarters of 2002 and 2001, respectively. Operating results for any interim period are not necessarily indicative of the results for an entire year due to the seasonality of our business.

   In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements (SAB No. 101). The principal changes we recorded as a result of SAB No. 101 relate to gross versus net presentation of revenue as prescribed by the Emerging Issues Task Force Abstract No. 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent (EITF 99-19). We adopted EITF 99-19 concurrently with SAB No. 101 in the fourth quarter of 2001, and accordingly, certain prior year amounts have been reclassified to conform to our current year presentation:

   - Magazine advertising agency commission costs have been reclassified to present advertising revenues net of these costs in accordance with SAB No.
      101. These costs, totaling $6.5 for the first quarter of 2001, were originally recorded in promotion, marketing and administrative expenses and have been reclassified to revenues.

   - Magazine and music product remittances to publishers have been reclassified to present revenues net of these costs in accordance with SAB No. 101. These costs, totaling $1.7 for the first quarter of 2001, were originally recorded in product, distribution and editorial expenses and have been reclassified to revenues.

   Other expense, net and net income have been restated in 2001 to reflect equity in losses (including goodwill amortization associated with our investment) of BrandDirect Marketing, Inc. (Note 7). This restatement was the result of changing the method of accounting for this investment from the cost to the equity method.

   New Accounting Standards

   On July 1, 2001, we adopted Statement of Financial Accounting Standards
   (SFAS) No. 141, Business Combinations. As a result, the purchase method of accounting will be used for all business combinations initiated after June 30, 2001. We have not had any business combinations subsequent to the adoption of this statement.

   Effective July 1, 2001, we elected early adoption of SFAS No. 142, Goodwill and Other Intangible Assets (Note 8). Under SFAS No. 142 goodwill is no longer amortized, but reviewed for impairment at least annually. Accordingly, no goodwill amortization was recognized during the first quarter of 2002. We expect to complete our transitional goodwill impairment assessment by the end of the second quarter. Any impairment will be treated as a change in accounting principle in accordance with SFAS No. 142.

   (2)     Basic and Diluted Earnings Per Share

   Basic earnings per share is computed by dividing net income less preferred stock dividend requirements ($0.3 for each of the three-month periods ended September 30, 2001 and 2000) by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed in the same manner except that the weighted average number of common shares outstanding assumes the exercise and conversion of certain dilutive stock options and vesting of restricted stock (0.4 million shares were antidilutive as of September 30, 2001 and 1.3 million shares were dilutive as of September 30, 2000).

   For the three-month periods ended September 30, 2001 and 2000, basic and diluted earnings per share were $(0.01) and $0.21, respectively.


   (3)    Revenues and Operating Profit by Reporting Segments

   Reportable segments were modified during the fourth quarter of 2001 to reflect our new internal management organization. The accounting policies of our segments are the same as those described in Note 1 to the consolidated financial statements included in our 2001 Annual Report to Stockholders. In addition, we allocate all corporate administrative costs to reporting segments.

                                                Three-month periods ended
                                                      September 30,
                                                   2001           2000

Revenues:
  North America Books and Home Entertainment    $  133.7        $  161.6
  U.S. Magazines                                   114.5           117.4
  International Businesses                         238.2           263.8
  New Business Development                          11.1             8.7
                                                --------        --------
Total revenues                                  $  497.5        $  551.5
                                                ========        ========
Operating Profit (Loss):
  North America Books and Home Entertainment    $   (9.8)       $   23.8
  U.S. Magazines                                     1.1            (2.3)
  International Businesses                          13.7            29.4
  New Business Development                          (2.2)           (6.6)
                                                --------        --------
Total operating profit                          $    2.8        $   44.3
                                                ========        ========

   (4)       Comprehensive Loss

   Accumulated other comprehensive loss as reported in the balance sheet as of September 30, 2001 and September 30, 2000, primarily represents unrealized losses on certain investments and foreign currency translation adjustments. The components of comprehensive loss, net of related tax, for the three-month periods ended September 30, 2001 and 2000 were as follows:

                                                          Three-month periods ended
                                                                 September 30,
                                                                2001        2000
                                                                          Restated
                                                                           (Note 7)

Net income                                                    $ (1.1)     $  22.3
Change in:
  Foreign currency translation adjustments                       2.5        (11.3)
  Net unrealized losses on certain investments, net
    of deferred taxes of $1.9 and $23.7, respectively           (3.6)       (44.1)
  Net unrealized (losses) gains on certain derivative
   transactions, net of deferred taxes of $0.3 and $(0.6)       (0.6)         1.0
                                                              ------      -------
Total comprehensive loss                                      $ (2.8)     $ (32.1)
                                                              ======      =======

Net unrealized losses on certain investments, net of related tax, principally represent our investment in the voting common shares of LookSmart, Ltd.


   (5) Other Operating Items

   Other operating items represent charges related primarily to the streamlining of our organizational structure and the strategic repositioning of certain businesses. There were no charges recorded during the three-month periods ended September 30, 2001 and 2000. The components of other operating items are described in further detail below:

   - Severance Costs - For each reporting period, we identify the employees who are to be separated from our operations as a result of actions taken to streamline our organizational structure. This separation is accomplished through a combination of voluntary and involuntary severance programs. Of the 380 employees identified at June 30, 2001 to be separated during 2002, approximately 30% of the total employees identified were severed in the first quarter of 2002, with the majority in the United States.

   - Contract Terminations - These charges represent anticipated costs to terminate contractual obligations in connection with streamlining activities.


   - Impairment Losses - As a result of restructuring activities, we may incur charges related to the carrying value of certain assets.


   At September 30, 2001, we had accruals for other operating items of $30.6, primarily for severance costs. At June 30, 2001, these accruals totaled $33.3. During the three-month period ended September 30, 2001, we made payments of $2.7 related to primarily to severance costs.

   (6) Inventories

                                              September 30,    June 30,
                                                  2001           2001
                                                               RESTATED

  Raw materials                                 $  13.2        $  12.0
  Work-in-progress                                 19.1           19.2
  Finished goods                                  167.9          148.1
                                                -------        -------
  Total inventories                             $ 200.2        $ 167.4
                                                =======        =======

   During the first quarter of 2002, we changed our method of accounting for inventories in the United States, except for Books Are Fun, Ltd., from the last-in, first-out (LIFO) method to the first-in, first-out (FIFO) method. Books Are Fun was already recording their inventory according to the FIFO method. We believe that the new method of accounting for inventories is preferable because it provides consistency in accounting for inventories that are being managed globally as a result of our worldwide system implementation project and because it better measures the current value of such inventories and provides a more accurate reflection of our financial position.

   The consolidated balance sheet as of June 30, 2001 has been restated to reflect this change in accordance with the requirements of APB Opinion No. 20, Accounting Changes. The restatement did not have a material impact on consolidated net income or the related earnings per share amounts in any prior period. The restatement had no cash flow impact. To account for the change, we increased retained earnings, net of a deferred tax liability, by $3.6 and increased inventory by $5.8 on July 1, 2000.


   (7)     Investments

   Available-for-Sale Marketable Securities

   Marketable securities included in other noncurrent assets on the balance sheet primarily represents the fair market value (based on quoted market prices) of our investments in LookSmart, Ltd. and WebMD Corporation. These securities are accounted for and classified as available-for-sale securities. As of September 30, 2001, the market value of those shares totaled $3.0 for LookSmart ($7.4 as of June 30, 2001) and $1.8 for WebMD ($3.0 as of June 30,
   2001).

   Investments, Equity Method

   During the second quarter of 2001, we changed our method of accounting for our investment in BrandDirect Marketing, Inc. from the cost method to the equity method of accounting. Due to additional funding in the form of an advance and other changes in circumstances, we obtained the ability to exercise significant influence as defined in APB Opinion No.18, The Equity Method of Accounting for Investments in Common Stock. Accordingly, other expense, net and net income for the three-month period ended September 30, 2000 have been restated in accordance with APB Opinion No. 18, to reflect the equity in losses of this investment of $7.7 (including goodwill amortization). As of June 30, 2001, we had written-off our investment in BrandDirect Marketing to zero.

   Licensing Agreement

   In May 2000, we entered into a long-term licensing agreement with World's Finest Chocolate, Inc. The cost of entering into the agreement was assigned to distribution rights, included in intangible assets on the balance sheet. These rights are being amortized using the straight-line method over the initial period of the agreement (10 years). Under the terms of the agreement, QSP, Inc. has a long-term commitment to purchase World's Finest Chocolate products and the exclusive right to sell those products for fundraising purposes. Our purchase commitment is based on annual minimum tonnage amounts.

   (8)     Goodwill and Intangible Assets, Net

   On July 1, 2001, we elected early adoption of SFAS No. 141, Business Combinations and SFAS No. 142, Goodwill and Other Intangible Assets. In accordance with SFAS No. 141, the purchase method of accounting is to be used for all business combinations initiated after June 30, 2001. We have not had any business combinations subsequent to our adoption of the standard. SFAS No. 142 requires that goodwill amortization is no longer to be recorded and that the carrying amount of goodwill be evaluated at least annually for recoverability. Accordingly, we have not recorded any goodwill amortization during the first quarter of 2002. Furthermore, we will test our goodwill for any transitional impairment during the second quarter of 2002 and, if necessary, adjust the carrying value of our goodwill.

   The changes in the carrying amount of goodwill for the three-month period ended September 30, 2001 are as follows:

                                      North America
                                        Books and
                                           Home            U.S.        New Business
                                      Entertainment     Magazines       Development       Total

  Balance as of June 30, 2001            $ 323.6         $ 30.0         $  11.6          $ 365.2
    Identified intangible assets            (1.3)            --            (0.9)            (2.2)
                                         -------         ------          ------          -------
  Balance as of September 30, 2001       $ 322.3         $ 30.0         $  10.7          $ 363.0
                                         =======         ======          ======          =======

   Included in our balance sheet as of September 30, 2001 are the following categories of acquired intangible assets.

                                                   September 30, 2001
                                                   Gross          Net

  Goodwill (Excess of cost over fair value of net assets of businesses acquired:
    North America Books and Home                  $ 354.7      $ 322.3
    Entertainment
    U.S. Magazines                                   39.7         30.0
    New Business Development                         12.4         10.7
                                                  -------      -------
  Total goodwill                                  $ 406.8      $ 363.0
                                                  =======      =======

  Intangible Assets (finite lives):
    Licensing agreement                           $  43.1      $  37.2
    Customer lists                                   23.3          5.1
    Trademarks and noncompete agreements              3.0          1.2
                                                  -------      -------
  Total intangible assets (finite lives)          $  69.4      $  43.5
                                                  =======      =======

   Amortization related to intangible assets (finite lives) amounted to $1.7 for the three-month period ended September 30, 2001 ($1.4 for the three-month period ended September 30, 2000). In accordance with SFAS No. 142, we reassessed the useful lives of all other intangible assets. There were no changes to such lives and there are no expected residual values associated with these intangible assets. Our licensing agreement intangible asset is being amortized over 10 years while customer lists are being amortized over principally over five years. Estimated fiscal year amortization expense is as follows: 2002 - $7.0; 2003 - $5.8; 2004 - $4.7; 2005 - $4.5 and 2006 - $4.5.

   The following table reconciles the prior period's reported net income to its respective pro forma balance adjusted to exclude goodwill amortization, which is no longer recorded under SFAS No. 142.

                             For the three-month period ended September 30, 2000
                                                    Earnings Per Share
                                      Amount        Basic       Diluted

  Net income                          $ 22.3        $0.21        $0.21
    Add back goodwill amortization       5.1         0.05         0.05
                                      ------        -----        -----
   Adjusted net income                $ 27.4        $0.26        $0.26
                                      ======        =====        =====

   (9) Derivative Instruments

   Risk Management and Objectives

   In the normal course of business, we are exposed to market risk from the effect of foreign exchange rate fluctuations on the U.S. dollar value of our foreign subsidiaries' results of operations and financial condition. A significant portion of our risk is associated with foreign exchange rate fluctuations of the euro and the British pound. We purchase foreign currency option and forward contracts to minimize the effect of fluctuating foreign currencies on our subsidiaries' earnings and specifically identifiable anticipated transactions. In addition, we enter into forward contracts to minimize the effect of fluctuating foreign currency exchange rates on certain foreign currency denominated assets and liabilities. Generally, we purchase foreign currency option and forward contracts over periods ranging up to 12 months. As a matter of policy, we do not speculate in financial markets and, therefore, we do not hold financial instruments for trading purposes. We continually monitor foreign currency risk and the use of derivative instruments.

   Strategies and Description of Derivative Instruments

   The following is a brief description of our derivative transactions.
   - We enter into option contracts to hedge against the foreign currency risk associated with intercompany royalty fees paid to us by our foreign subsidiaries. The contract amounts of these options are based on forecasted future revenues earned by our subsidiaries. These contracts are designated as and qualify for cash flow hedge accounting.

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

   Quantitative Disclosures of Derivative Instruments

   Cash Flow Hedges - For the three-month period ended September 30, 2001, changes in the spot value of the foreign currencies associated with option contracts designated and qualifying as cash flow hedges of forecasted intercompany royalty payments amounted to a loss of $(0.6), net of deferred taxes of $0.3 (gain of $1.0, net of deferred taxes of $0.6, for the three-month period ended September 30, 2000). These changes are reported in accumulated other comprehensive loss included in stockholders' equity on the balance sheet. The gains and losses are deferred until the underlying transaction is recognized in earnings.

   The ineffective portion of the change in market value of these option contracts, specifically the time-value component of $(0.1), was recognized as a loss in other expense, net on the income statement for the three-month period ended September 30, 2001 (loss of $(0.7) for the three-month period ended September 30, 2000). The fair value of the option contracts at September 30, 2001, of $0.7 ($1.8 as of June 30, 2001) is included in prepaid expenses and other current assets on the balance sheet.

   We anticipate that the net gains in accumulated other comprehensive loss relating to foreign currency option contracts existing at September 30, 2001 will be recognized as gain (loss) on foreign exchange during the 12-month period ended September 30, 2002. As of September 30, 2001, the approximate length of time over which we will hedge our exposure to the variability in future cash flows associated with foreign currency royalty fees is 12 months. There were no cash flow hedges discontinued during the three-month periods ended September 30, 2001 or 2000.

   Other Derivatives - For the three-month period ended September 30, 2001, changes in the spot value of the foreign currencies and contract settlements associated with option and forward contracts amounted to a loss of $(3.0) (gain of $9.8 for the three-month period ended September 30, 2000). These changes are reported in gain (loss) on foreign exchange included in other expense, net on the income statement. This effect would generally be offset by the translation of the assets, liabilities and future operating cash flows being hedged. The fair value of the option and forward contracts as of September 30, 2001, of $3.5 ($6.6 as of June 30, 2001) is included in prepaid expenses and other current assets on the balance sheet.


   (10) Debt

   As described in Note 10 to the consolidated financial statements included in our 2001 Annual Report to Stockholders, on July 27, 2001, we replaced a 1996 credit agreement with a Five-Year Revolving Credit and Competitive Advance Facility Agreement (Five-Year Facility) that expires on July 27, 2006, and a 364-Day Revolving Credit and Competitive Advance Facility Agreement (364-Day Facility) that expires on July 26, 2002 (the Credit Agreements). Together, these Credit Agreements allow for up to $385.0 in principal amount of borrowings ($192.5 for each agreement). At September 30, 2001, short-term borrowings aggregated $303.2 ($192.5 on the Five-Year Facility and $110.7 on the 364-Day Facility). These amounts are included in loans and notes payable on the balance sheet.


   (11) Share Repurchase Authorization

   In January 2000, we announced authorization to repurchase up to 5.0 million shares of our outstanding Class A nonvoting common stock. As of June 30, 2001, we had completed all purchases (amounting to $167.6) against the January 2000 Repurchase Authorization. In May 2001, we announced authorization to repurchase up to a total of $250.0 in shares of our outstanding Class A nonvoting common stock, which superseded a 5.0-million-share repurchase authorization announced in October 2000. During the three-month period ended September 30, 2001, we purchased approximately
   2.1 million shares totaling $36.7 under the May 2001 Repurchase Authorization ($28.7 of this amount settled in cash). During the three-month period ended September 30, 2000, we had purchased approximately 0.2 million shares totaling $6.7 under the January 2000 Repurchase Authorization ($3.6 of this amount settled in cash).

             The Reader's Digest Association, Inc. and Subsidiaries
                      Management's Discussion and Analysis
                of Financial Condition and Results of Operations
                  (Dollars in millions, except per share data)


   Unless indicated otherwise, references in Management's Discussion and Analysis to "we," "our" and "us" are to The Reader's Digest Association, Inc. and its subsidiaries. All references to 2002 and 2001, unless otherwise indicated, are to fiscal 2002 and fiscal 2001, respectively. Our fiscal year represents the period from July 1 through June 30.

   The following discussion and analysis provides information that we believe is relevant to an assessment and understanding of our consolidated results of operations and financial condition and has been written excluding the effect of fluctuations in foreign currency exchange rates and other operating items. This discussion should be read in conjunction with the Consolidated Condensed Financial Statements and related notes. Certain amounts and percentages do not recalculate due to rounding.


   Three-Month Period Ended September 30, 2001, Compared With
   Three-Month Period Ended September 30, 2000

   Results of Operations:  Company-Wide

   Revenues

   Revenues for the first quarter of 2002 decreased 10% to $498, compared with $552 in the first quarter of 2001. Excluding the adverse effect of foreign currency translation, revenues decreased 8%. The decrease in revenues was primarily attributable to lower sales of our North America Books and Home Entertainment and International Businesses segments.

   Revenues were significantly lower in the U.S. market of North America Books and Home Entertainment, which represented $31 of the total $28 decline in revenues for this segment. Slightly offsetting the decline in the U.S. were higher revenues in Canada for Books and Home Entertainment and QSP products. Revenues in the U.S. were lower principally for single sales products, including general books, trade, music and video products. North America Books and Home Entertainment significantly reduced mail quantities in the United States, in response to promotional changes required by the 2001 attorneys general sweepstakes agreement and overall softening of the U.S. economy, and experienced lower response rates to certain products.

   Revenues were lower for International Businesses primarily for Books and Home Entertainment products. Revenue reductions were significant in the following countries: Germany, Australia, Brazil, the Nordic region, Argentina and Poland. Planned shifts in the timing of series shipments, lower mail quantities and poor economic conditions in Brazil and Argentina contributed to the declines. Partially offsetting these declines were higher revenues in certain Eastern European countries, the United Kingdom and France as a result of increased mail quantities and higher response rates.

   Operating Profit

   Operating profit for the first quarter of 2002 decreased significantly to $3, compared with $44 in the first quarter of 2001. The decline in operating profit resulted from the revenue declines described above for North America Books and Home Entertainment and International Businesses. Partially offsetting these declines were reduced losses for New Business Development and U.S. Magazines. Lower operating expenses for Gifts.com, Inc. and increased sales from our marketing alliances contributed to higher profits for New Business Development. U.S. Magazines realized higher profits primarily from lower promotion costs and re-engineering cost savings related to subscription fulfillment.

   We estimate that the aftermath of the September 11, 2001 terrorist attacks cost us in excess of $10 in revenues and $5 in profits in the first quarter of 2002. These events adversely affected U.S. magazine subscription and advertising sales as well as response rates for U.S. Books and Home Entertainment promotional mailings, and caused the cancellation or postponement of a modest number of seasonal school events at QSP and corporate events at Books Are Fun.

   Other Expense, Net

   Other expense, net increased 26% to $5 in the first quarter of 2002, compared with $4 in the first quarter of 2001. The increase was primarily the result of:
   - A net foreign exchange loss from our hedging program of $1, compared with a net gain in the prior period of $3.
   - Equity in losses (including goodwill amortization) of BrandDirect Marketing, Inc. of $8 in the prior period. No such losses were recorded in the current period as a result of a write-down of the investment to zero as of June 30, 2001.
   - Income in the prior period of $4 from the sale of certain investments.

   Income Taxes

   The effective tax rate for the first quarter of 2002 was 36.0%, compared with a rate of 45.1% for the first quarter of 2001. Excluding equity in losses (including goodwill amortization) of BrandDirect Marketing, Inc. and nondeductible goodwill amortization, the effective tax rate for the first quarter of 2001 was 34.4%.

   Net Income and Earnings Per Share

   For the first quarter of 2002, the net loss was $(1), or $(0.01) for both basic and diluted earnings per share, compared with net income of $22, or $0.21 per share in the prior year period.

   Effective July 1, 2001, we elected early adoption of Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets. Accordingly, no goodwill amortization was recognized during the first quarter of 2002. Net income in the first quarter of 2001 included goodwill amortization of $5, or $0.05 per share, primarily related to Books Are Fun, Ltd. included in our North America Books and Home Entertainment segment.


   Results of Operations:  Operating Segments


   North America Books and Home Entertainment

   Revenues for North America Books and Home Entertainment decreased 17% in the first quarter of 2002 to $134, compared with $162 in the first quarter of 2001. Lower revenues in the U.S. contributed to $31 of the decline while revenues in Canada increased $3. The decrease in the U.S. was primarily driven by the effects of the 2001 attorneys general sweepstakes agreement and overall softening of the U.S. economy. These events resulted in a decision to reduce mail quantities and in a decline in response rates of primarily general books, Select Editions, video and music single-sales products. In the U.S., mailings were reduced, compared with the prior period, in anticipation of lower responses to promotions because of changes to promotional material to comply with the 2001 attorneys general sweepstakes agreement and because of weakness in the U.S. economy. In addition, revenues for trade products were lower as a result of promotion in the prior year period of a significant product that was not promoted in the current period.

   Operating profit for North America Books and Home Entertainment decreased significantly in the first quarter of 2002 to a loss of $(10), compared with a profit of $24 in the first quarter of 2001. Virtually all of the change in operating profit was in the U.S. market and was attributed to the revenue declines described above as well as investment in outside lists, primarily used for Select Editions promotions.

   U.S. Magazines

   Revenues for U.S. Magazines decreased 2% in the first quarter of 2002 to $115, compared with $117 in the first quarter of 2001. The reduction in revenues was driven by:
   - Lower circulation revenues for Reader's Digest magazine primarily from lower renewals partially offset by new subscribers at lower introductory rates.
   - Lower advertising revenues for Reader's Digest magazine from fewer advertising pages sold as a result of softness in the industry, partially offset by a higher average rate per page.

   Offsetting a portion of these declines were increases in revenues for food and gift items sold by QSP, Inc. as a result of continued sales growth from the sales force and products of the World's Finest Chocolate, Inc.

   Operating profit for U.S. Magazines increased in the first quarter of 2002 to a profit of $1, compared with a loss of $2 in the first quarter of 2001. The increase was primarily the result of lower promotion costs and cost-reduction initiatives of Reader's Digest and Special Interest magazines. These cost savings offset the declines in profits from lower circulation and advertising revenues described above. Profits for QSP were lower due to a change in product mix and an investment in the sales force (i.e., an increase in the number of sales representatives and area managers).

   International Businesses

   Revenues for International Businesses decreased 10% in the first quarter of 2002 to $238, compared with $264 in the first quarter of 2001. Excluding the adverse effect of changes in foreign currency exchange rates, revenues decreased 7%. Revenues were lower for International Businesses primarily due to:
   - Planned shifts in the timing of series shipments in several markets, including Germany, Poland and the Nordic region, which resulted in higher revenues in the first quarter of 2001.
   - Reduced mailings for music, general books and, to a lesser extent, video products primarily in Germany, Poland, Australia and Brazil.
   - Weak economic conditions in Argentina and Brazil, which resulted in lower response rates to products.

   Offsetting a portion of these declines in revenues were higher revenues in certain markets, including certain Eastern European countries, the United Kingdom and France. The following highlights the more prevalent drivers:
   - In certain Eastern European countries (specifically Russia, the Czech Republic and Hungary), revenues were higher from increased mail quantities. In Russia, mail quantities were increased for Select Editions and video products. In the Czech Republic and Hungary, mail quantities were higher for general books and Select Editions, and music series products, which were introduced in these countries.
   - In the United Kingdom, sales were higher as a result of increased telemarketing activity and affinity mailings (i.e., specific mailings targeted to a group of customers).
   - Revenues were higher in France as a result of higher responses to music products and reading and illustrated series products.

   Operating profit for International Businesses decreased 53% in the first quarter of 2002 to $14, compared with a $29 in the first quarter of 2001. The net reduction in revenue described above contributed significantly to the reduction in profit. For the most part, profits were lower as a result of reduced activity for Books and Home Entertainment products. Profits for Reader's Digest magazine from both circulation and advertising revenues were relatively consistent with the prior year period.

   Overall, profits were, most notably, lower in the following countries:
   Australia, Germany, Nordic countries, Brazil and Argentina. Regions and countries reporting profit growth were led by Eastern Europe, the United Kingdom and France.

   New Business Development

   Revenues from New Business Development increased 27% to $11 in the first quarter of 2002, compared with $9 in the first quarter of 2001. Revenues increased from higher catalog and Internet revenues of Gifts.com, Inc., and the global expansion of marketing alliances for financial services and vitamin products.

   Operating losses from New Business Development decreased by 66% to $(2) in the first quarter of 2002, compared with operating losses of $(7) in the first quarter of 2001. This decrease resulted from reduced operating costs of Gifts.com, Inc. and higher profits from expansion of our marketing alliances in financial services.

   Forward-Looking Information

   Fiscal 2002 Results

   We anticipate some residual impact from the September 11, 2001 terrorist attacks and the subsequent anthrax scare primarily in the second and third quarters of our fiscal year. We estimate that earnings per share in the second quarter will be in the range of $0.75 to $0.80, contingent upon the economy and world events. The full year visibility is still uncertain, but we are increasingly optimistic about the second half of 2002, and expect year-over-year improvement in both revenues and operating profit.

   Liquidity and Capital Resources

                                                                  Three-month
                                                                 period ended
                                                              September 30, 2001

  Cash and cash equivalents at June 30, 2001                        $  35
  Net change in cash due to:
    Operating activities                                              (90)
    Investing activities                                               (4)
    Financing activities                                              110
    Effect of exchange rate changes on cash and cash equivalents        1
                                                                    -----
  Net change in cash and cash equivalents                              17

  Cash and cash equivalents at September 30, 2001                   $  52
                                                                    =====

   Cash and cash equivalents increased 47% to $52 at September 30, 2001, compared with $35 at June 30, 2001. Short-term borrowings increased by $143 to $303 as of September 30, 2001 to finance additional receivables, as well as additional inventory of Books Are Fun during the three-month period.

   As described in Note 10 to the consolidated financial statements included in our 2001 Annual Report to Stockholders, on July 27, 2001, we replaced a 1996 credit agreement with a Five-Year Revolving Credit and Competitive Advance Facility Agreement that expires on July 27, 2006, and a 364-Day Revolving Credit and Competitive Advance Facility Agreement that expires on July 26, 2002 (the Credit Agreements). Together, these Credit Agreements allow for up to $385 in principal amount of borrowings ($192.5 for each agreement). The Credit Agreements contains covenants to maintain minimum level of interest coverage and a maximum level of leverage. At September 30, 2001, we had borrowings of $303 outstanding under the Credit Agreements and were in compliance with all covenants. It is our intent to repay the outstanding amount by the end of 2002.

   In January 2000, we announced authorization to repurchase up to 5.0 million shares of our outstanding Class A nonvoting common stock. As of June 30, 2001, we had completed all purchases (amounting to $168) against the January 2000 Repurchase Authorization. In May 2001, we announced authorization to repurchase up to a total of $250 in shares of our outstanding Class A nonvoting common stock, which superseded a 5.0-million-share repurchase authorization announced in October 2000. As of September 30, 2001, we purchased approximately 2.1 million shares totaling $37 under the May 2001 Repurchase Authorization ($29 of this amount settled in cash during the three-month period ended September 30, 2001).

   We believe that our liquidity, capital resources, cash flows, credit lines and borrowing capacity are sufficient to fund normal capital expenditures, working capital requirements, the payment of dividends, the execution of our share repurchase program and the implementation of our strategic initiatives.

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

   At September 30, 2001, our primary foreign currency market exposures included the euro and the British pound. We estimate that the results of a uniform 10% weakening and 10% strengthening in the value of the U.S. dollar relative to the currencies in which our option and forward contracts are denominated, with all other variables held constant, would have the following effect:

                                 Effect of a 10%        Effect of a 10%
                                   Weakening             Strengthening
                               of the U.S. Dollar     of the U.S. Dollar

  Option Contracts                   $ (2.9)                $ 9.1
  Forward Contracts                  $ (4.2)                $ 3.4

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

   We performed an internal analysis regarding the business and systems issues related to the euro conversion and developed a strategic plan to ensure that all necessary modifications would be made on a timely basis. Our operations in markets that have adopted the euro are able to accept payments and pay suppliers in euros and are able to indicate the euro equivalent of pricing on invoices. During the transition period, we are monitoring customer and competitor reaction to the euro and updating the strategic plan as needed.

   To date, the transition to the euro has not significantly affected our marketing strategy. In addition, we believe that the conversion to the euro will not have a significant impact on the marketing strategy of our European operations in the future. We do not anticipate the need to synchronize prices between markets in the future, primarily because the editorial content of our products varies. In addition, products are published in local languages and are sold primarily through direct mail rather than retail channels. These factors result in products that tend to be unique to each market and do not easily lend themselves to price comparisons across borders. The estimated costs to convert all affected systems to the euro are not expected to have a material adverse effect on our results of operations, financial position or cash flow.

   Recent Accounting Standards

   In August 2001, the Financial Accounting Standards Board issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. This statement supersedes both SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, and the accounting and reporting provisions for the disposal of a segment of a business of Accounting Principles Board (APB) Opinion No. 30, Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. SFAS No. 144 retains the fundamental provisions in SFAS No. 121 for recognizing and measuring impairment losses on long-lived assets held for use and long-lived assets to be disposed of by sale, while also resolving significant implementation issues associated with SFAS No. 121.

   SFAS No. 144 also retains the basic provisions of APB Opinion No. 30 on how to present discontinued operations in the income statement but broadens that presentation to include a component of an entity (rather than a segment of a business). Unlike SFAS No. 121, an impairment assessment under SFAS No. 144 will never result in a write-down of goodwill. Rather, goodwill is evaluated for impairment under SFAS No. 142.

   We are required to adopt SFAS No. 144 no later than July 1, 2002 (fiscal
   2003). We are currently evaluating the impact of adoption of this statement.

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

   Some of these risks and uncertainties include factors relating to:

   - the effects of potentially more restrictive privacy and other governmental regulation relating to our marketing methods;
   -  the effects of modified and varied promotions;
   -  our ability to identify customer trends;
   - our ability to continue to create a broadly appealing mix of new products;
   - our ability to attract and retain new and younger magazine subscribers and product customers in view of the maturing of an important portion of our U.S. customer base;
   - our ability to attract and retain subscribers and customers in an economically efficient manner;
   -  the effects of selective adjustments in pricing;
   - our ability to expand and more effectively utilize our customer database;
   - our ability to expand into new international markets and to introduce new product lines into new and existing markets;
   -  our ability to expand into new channels of distribution;
   - our ability to negotiate and implement productive acquisitions, strategic alliances and joint ventures;
   - our ability to integrate newly acquired and newly formed businesses successfully;
   - the strength of relationships of newly acquired and newly formed businesses with their employees, suppliers and customers;
   - the accuracy of the basis of forecasts relating to newly acquired and newly formed businesses;
   - our ability to contain and reduce costs, especially through global efficiencies;
   - the cost and effectiveness of re-engineering of business processes and operations;
   - the accuracy of management's assessment of the current status of our business;
   -  the evolution of our organizational and structural capabilities;
   - our ability to respond to competitive pressures within and outside the direct marketing industry, including the Internet;
   -  the effects of worldwide paper and postage costs;
   - the effects of possible postal disruptions on deliveries of promotions, products and payments;
   -  the effects of foreign currency fluctuations;
   - the accuracy of management's assessment of the future effective tax rate and the effect of initiatives to reduce the rate;
   -  the effects of the transition to the euro;
   -  the adequacy of our financial resources;
   - the effects of unforeseen economic and political changes in the markets where we compete;
   - the economic effects of the September 11, 2001 terrorist attacks, the anthrax scare and subsequent related events, especially those affecting the direct marketing industry;
   -  the effects and pace of our stock repurchase program; and
   -  the effects of general economic conditions.

                        PART II. OTHER INFORMATION


   Item 6. EXHIBITS AND REPORTS ON FORM 8-K.


   (a) Exhibits

       18  Preferability Letter regarding Change in Accounting
           Principles for Inventory.



   (b) Reports on Form 8-K

       During the three-month period ended September 30, 2001, we filed the following Current Reports on Form 8-K.

       - Current Report on Form 8-K dated August 14, 2001 including a press release and conference call transcript relating to the fourth quarter fiscal 2001 earnings release.

       - Current Report on Form 8-K dated August 20, 2001 including a press release relating to Michael S. Geltzeiler's appointment as Senior Vice President and Chief Financial Officer.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                                          The Reader's Digest
Association, Inc.
                                          (Registrant)



Date:  November 9, 2001           By:   /s/ THOMAS D. BARRY
                                        -------------------------
                                        Thomas D. Barry
                                        Vice President and Corporate Controller

                                        (chief accounting officer and
                                        authorized signatory)

                                  EXHIBIT INDEX



 Exhibit                                                          Page


   18    Preferability Letter regarding Change in Accounting
         Principles for Inventory.