Form 10-Q
period 2001-12-31
READERS DIGEST ASSOCIATION INC
filed 2002-02-13
CIK 858558

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 2001

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


As of January 31, 2002, the following shares of the registrant's common stock were outstanding:

Class A Nonvoting Common Stock, $0.01 par value:87,161,089 shares
Class B Voting Common Stock, $0.01 par value:12,432,164 shares


                                                          Page 1 of 23 pages.

           THE READER'S DIGEST ASSOCIATION, INC. AND SUBSIDIARIES

                             Index to Form 10-Q
                                 (unaudited)

                              December 31, 2001


                                                                    Page No.

Part I - Financial Information:

The Reader's Digest Association, Inc. and Subsidiaries
Consolidated Condensed Financial Statements:

  Consolidated Condensed Statements of Income
   for the three-month and six-month periods ended December 31,
   2001 and 2000                                                         3

  Consolidated Condensed Balance Sheets
   as of December 31, 2001 and June 30, 2001                             4

  Consolidated Condensed Statements of Cash Flows
   for the six-month periods ended December 31, 2001 and 2000            5

  Notes to Consolidated Condensed Financial Statements                   6

Management's Discussion and Analysis of
  Financial Condition and Results of Operations                         13


Part II - Other Information                                             21



           The Reader's Digest Association, Inc. and Subsidiaries
                 Consolidated Condensed Statements of Income
     Three-month and six-month periods ended December 31, 2001 and 2000
                    (In millions, except per share data)
                                 (unaudited)



                             Three-month period ended   Six-month period ended
                                    December 31,             December 31,
                                   2001       2000       2001          2000
                                             Restated                Restated
                                             (Note 1)                (Note 1)

Revenues                       $   784.0  $   824.3  $   1,281.5  $   1,375.8

Product, distribution and
 editorial expenses               (291.6)    (305.9)      (499.1)      (514.7)
Promotion, marketing and
 administrative expenses          (365.8)    (362.2)      (653.0)      (660.6)
Other operating items                 --        8.2           --          8.2
                               ---------  ---------  -----------  -----------
  Operating profit                 126.6      164.4        129.4        208.7

Other expense, net                  (3.5)      (3.5)        (8.0)        (7.2)
                               ---------  ---------  -----------  -----------
  Income before provision for
   income taxes                    123.1      160.9        121.4        201.5

Provision for income taxes         (44.3)     (57.1)       (43.7)       (75.5)
                               ---------  ---------  -----------  -----------
  Net income                   $    78.8  $   103.8  $      77.7  $     126.0
                               =========  =========  ===========  ===========
Basic earnings per share:
  Weighted average common
   shares outstanding              100.0      102.8        101.0        102.9
                               =========  =========  ===========  ===========

  Basic earnings per share     $    0.78  $    1.01  $      0.76  $      1.22
                               =========  =========  ===========  ===========
Diluted earnings per share:
  Adjusted weighted average
   common shares outstanding       100.0      104.1        101.2        104.2
                               =========  =========  ===========  ===========

  Diluted earnings per share   $    0.78  $    0.99  $      0.76  $      1.20
                               =========  =========  ===========  ===========
Dividends per common share     $    0.05  $    0.05  $      0.10  $      0.10
                               =========  =========  ===========  ===========




See accompanying Notes to Consolidated Condensed Financial Statements.

            The Reader's Digest Association, Inc. and Subsidiaries
                     Consolidated Condensed Balance Sheets
                   As of December 31, 2001 and June 30, 2001
                                 (In millions)
                                  (unaudited)





                                                    December 31,    June 30,
                                                         2001         2001
                                                                    Restated
Assets                                                              (Note 6)

  Cash and cash equivalents                         $     75.3    $     35.4
  Accounts receivable, net                               413.7         274.8
  Inventories, net                                       149.8         167.4
  Prepaid and deferred promotion costs                    96.7         106.7
  Prepaid expenses and other current assets              174.9         192.1
                                                    ----------    ----------
 Total current assets                                    910.4         776.4

  Property, plant and equipment, net                     158.3         160.2
  Goodwill and other intangible assets, net              404.7         409.8
  Other noncurrent assets                                355.1         334.5
                                                    ----------    ----------
Total assets                                        $  1,828.5    $  1,680.9
                                                    ==========    ==========
Liabilities and stockholders' equity
  Loans and notes payable                           $    215.7    $    160.3
  Accounts payable                                        75.1          86.4
  Accrued expenses                                       284.0         251.1
  Income taxes payable                                    62.5          41.2
  Unearned revenue                                       340.5         291.6
  Other current liabilities                               10.0          28.9
                                                    ----------    ----------
Total current liabilities                                987.8         859.5

  Other noncurrent liabilities                           367.6         361.6
                                                    ----------    ----------
Total liabilities                                      1,355.4       1,221.1

  Capital stock                                           24.3          29.6
  Paid-in capital                                        225.5         226.1
  Retained earnings                                    1,260.3       1,191.3
  Accumulated other comprehensive (loss) income          (81.7)        (84.6)
  Treasury stock, at cost                               (955.3)       (902.6)
                                                    ----------    ----------
Total stockholders' equity                               473.1         459.8
                                                    ----------    ----------
Total liabilities and stockholders' equity          $  1,828.5    $  1,680.9
                                                    ==========    ==========



See accompanying Notes to Consolidated Condensed Financial Statements.

            The Reader's Digest Association, Inc. and Subsidiaries
                Consolidated Condensed Statements of Cash Flows
              Six-month periods ended December 31, 2001 and 2000
                                 (In millions)
                                  (unaudited)



                                                      Six-month period ended
                                                             December 31,
                                                          2001         2000

Cash flows from operating activities

  Net income                                            $  77.7     $  126.0
  Depreciation, amortization and asset impairments         16.2         26.2
  Net (gain) loss on the sales of businesses,
   certain assets, investments and contract
   terminations                                            (2.3)       (11.5)
  Equity in losses of an affiliate                           --         12.2
  Other, net of the effects of acquisitions
   and dispositions                                       (33.3)      (165.5)
                                                        -------     --------
Net change in cash due to operating activities             58.3        (12.6)
                                                        -------     --------
Cash flows from investing activities
  Proceeds from maturities and sales of
   short-term investments and marketable securities         1.7         10.4
  Purchases of investments and marketable securities         --         (1.4)
  Proceeds from sales of businesses and other
   long-term investments, net                               2.2          1.3
  Proceeds from sales of property, plant and equipment      0.2          0.7
  Investment in and advances to an affiliate                 --        (23.0)
  Capital expenditures                                    (11.1)       (19.9)
                                                        -------     --------
Net change in cash due to investing activities             (7.0)       (31.9)
                                                        -------     --------
Cash flows from financing activities
  Short-term borrowings, net                               56.5         65.3
  Dividends paid                                          (10.8)       (10.9)
  Common stock repurchased                                (64.1)       (11.6)
  Proceeds from employee stock purchase plan
   and exercise of stock options                            4.5          9.6
  Other, net                                                1.1          0.6
                                                        -------     --------
Net change in cash due to financing activities            (12.8)        53.0
                                                        -------     --------
Effect of exchange rate changes on cash                     1.4         (3.7)
                                                        -------     --------
Net change in cash and cash equivalents                    39.9          4.8

Cash and cash equivalents at beginning of period           35.4         49.7

Cash and cash equivalents at end of period              $  75.3     $   54.5
                                                        =======     ========


See accompanying Notes to Consolidated Condensed Financial Statements.

            The Reader's Digest Association, Inc. and Subsidiaries
             Notes to Consolidated Condensed Financial Statements
                     (In millions, except per share data)
                                  (unaudited)

Unless indicated otherwise, references in Notes to Consolidated Condensed Financial Statements to "we," "our," and "us" are to The Reader's Digest Association, Inc. and Subsidiaries. All references to 2002 and 2001, unless specifically identified, are to fiscal 2002 and fiscal 2001, respectively.

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

Our fiscal year represents the period from July 1 through June 30. The three-month periods ended December 31, 2001 and 2000 are the second fiscal quarters of 2002 and 2001, respectively. Operating results for any interim period are not necessarily indicative of the results for an entire year due to the seasonality of our business.

In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements (SAB No. 101). The principal changes we recorded as a result of SAB No. 101 relate to gross versus net presentation of revenue as prescribed by the Emerging Issues Task Force Abstract No. 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent (EITF 99-19). We adopted EITF 99-19 concurrently with SAB No. 101 in the fourth quarter of 2001, and accordingly, certain prior year amounts have been reclassified to conform to our current year presentation:

- Magazine advertising agency commission costs have been reclassified to present advertising revenues net of these costs in accordance with SAB No. 101. These costs, totaling $6.9 and $13.5 for the three-month and six-month periods, respectively, ended December 31, 2001, were originally recorded in promotion, marketing and administrative expenses and have been reclassified to revenues.

- Magazine and music product remittances to publishers have been reclassified to present revenues net of these costs in accordance with SAB No. 101. These costs, totaling $21.6 and $23.3 for three-month and six-month periods, respectively, ended December 31, 2001, were originally recorded in product, distribution and editorial expenses and have been reclassified to revenues.

New Accounting Standards

On July 1, 2001, we adopted Statement of Financial Accounting Standards
(SFAS) No. 141, Business Combinations. As a result, the purchase method of accounting will be used for all business combinations initiated after June 30, 2001. We have not had any business combinations subsequent to the adoption of this statement.

Effective July 1, 2001, we elected early adoption of SFAS No. 142, Goodwill and Other Intangible Assets (Note 8). Under SFAS No. 142 goodwill is no longer amortized, but reviewed for impairment at least annually.
Accordingly, no goodwill amortization was recognized in 2002. We have completed our transitional goodwill impairment assessment and concluded that there was no impairment of goodwill as of July 1, 2001 (the date of adoption).

(2)   Basic and Diluted Earnings Per Share

Basic earnings per share is computed by dividing net income less preferred stock dividend requirements by the weighted average number of common shares outstanding during the period. The preferred stock dividend requirements were $0.3 for each of the three-month periods ended December 31, 2001 and 2000 and $0.7 for each of the six-month periods ended December 31, 2001 and 2000.

Diluted earnings per share is computed in the same manner except that the weighted average number of common shares outstanding assumes the exercise and conversion of certain stock options and vesting of certain restricted stock. For the three-month period ended December 31, 2001, the assumed exercise, conversion and vesting was not significant; for the comparable period ended December 31, 2000, there were 1.3 million shares. For the six-month period ended December 31, 2001 the assumed exercise, conversion and vesting was 0.2 million shares, for the six-month period ended December 31, 2000, there were
1.3 million shares.).

(3)       Revenues and Operating Profit by Operating Segments

Reportable segments are based on our method of internal reporting. The accounting policies of our segments are the same as those described in Note 1 of our consolidated financial statements included in our 2001 Annual Report to Stockholders. In addition, we allocate all corporate administrative costs to operating segments.

                              Three-month period ended   Six-month period ended
                                      December 31,             December 31,
                                    2001       2000         2001        2000
Revenues                                     Restated                 Restated
                                             (Note 1)                 (Note 1)
  North America Books and
   Home Entertainment             $  210.9   $  245.6     $   344.6   $  407.2
  International Businesses           307.2      294.7         545.4      558.5
  U.S. Magazines                     243.3      264.7         357.8      382.1
  New Business Development            22.6       19.3          33.7       28.0
                                  --------   --------     ---------   ---------
Total revenues                    $  784.0   $  824.3     $ 1,281.5   $ 1,375.8
                                  ========   ========     =========   =========


                              Three-month period ended   Six-month period ended
                                      December 31,           December 31,
                                    2001       2000         2001       2000
Operating Profit (Loss)
  North America Books and
   Home Entertainment             $   22.1   $   37.7     $   12.3   $   61.5
  International Businesses            37.3       45.6         51.0       75.0
  U.S. Magazines                      69.5       75.4         70.6       73.1
  New Business Development            (2.3)      (2.5)        (4.5)      (9.1)
                                  --------   --------     --------   --------
Segment operating profit             126.6      156.2        129.4      200.5
  Other operating items                 --        8.2           --        8.2
                                  --------   --------     --------   --------
Total operating profit            $  126.6   $  164.4     $  129.4   $  208.7
                                  ========   ========     ========   ========

(4)   Comprehensive Income (Loss)

Accumulated other comprehensive (loss) income as reported in the Consolidated Condensed Balance Sheets as of December 31, 2001 and June 30, 2001, primarily represents unrealized gains/losses on certain investments and foreign currency translation adjustments. The components of comprehensive income, net of related tax, for the three- and six-month periods ended December 31, 2001 and 2000 were as follows:

                                   Three-month period ended  Six-month period ended
                                          December 31,            December 31,
                                         2001      2000          2001      2000

Net income                              $ 78.8   $ 103.8        $ 77.7   $ 126.0
Change in:
  Foreign currency translation
   adjustments                             0.6       8.7           3.1      (2.6)
  Net unrealized gains (losses) on
   certain investments. (1)                3.9     (53.3)          0.3     (97.4)
  Net unrealized gains (losses) on
   certain derivative transactions         0.1      (0.8)         (0.5)      0.2
                                        ------   -------        ------   -------
Total comprehensive income              $ 83.4   $  58.4        $ 80.6   $  26.2
                                        ======   =======        ======   =======

(1)Net unrealized gains (losses) on certain investments, net of related tax, principally represents our investment in the voting common shares of LookSmart, Ltd. For the three- and six-month periods ended December 31, 2001, these amounts are net of deferred tax liabilities of $(2.1) and $(0.1), respectively. For the three- and six-month periods ended December 31, 2000, these amounts are net of deferred tax assets of $28.7 and $52.5, respectively.

(2)Net unrealized gains (losses) on certain derivative transactions, net of related tax, principally represents gains (losses) on derivative instruments used to hedge our exposure to foreign currency risk associated with forecasted royalty payments (see Note 9). For the six-month period ended December 31, 2001, this amount is net of a deferred tax asset of $0.3.
   For the three- and six-month periods ended December 31, 2000, these amounts are net of deferred tax assets (liabilities) of $0.5 and $(0.1), respectively.

(5)  Other Operating Items

In the three-month period ended December 31, 2000, we recorded other operating income of $8.2 comprised of: (i) adjustments to remaining accrual balances from charges originally recorded in prior periods, that resulted in a benefit of $11.3; (ii) additional charges of $1.1 primarily related to costs associated with the discontinuation of certain unproductive businesses; and (iii) an impairment loss of $2.0 relating to Walking magazine.

Other operating items also represent charges related to the streamlining of our organizational structure and the strategic repositioning of certain businesses, such as:

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

At December 31, 2001, we had accruals for other operating items of $27.6, primarily for severance costs. At June 30, 2001, these accruals totaled $33.3. For the six-month period ended December 31, 2001, we made payments totaling $5.7, primarily related to severance costs.



(6)

Inventories, net

                                             December 31,     June 30,
                                                2001            2001
                                                              Restated

  Raw materials                                $  10.0        $  12.0
  Work-in-progress                                21.2           19.2
  Finished goods                                 118.6          136.2
Total inventories                              $ 149.8        $ 167.4

During the first quarter of 2002, we changed our method of accounting for inventories in the United States, except for Books Are Fun, Ltd., from the last-in, first-out (LIFO) method to the first-in, first-out (FIFO) method. Books Are Fun was already recording their inventory according to the FIFO method. We believe that the new method of accounting for inventories is preferable because it provides consistency in accounting for inventories globally, supports our recent transition to a global system, and provides a more accurate reporting of the current value of the inventory.

The Consolidated Condensed Balance Sheet as of June 30, 2001 has been restated to reflect this change in accordance with the requirements of APB Opinion No. 20, Accounting Changes. The restatement did not have a material impact on consolidated net income or the related earnings per share amounts in any prior period. The restatement had no cash flow impact. To account for the change, we increased retained earnings, net of a deferred tax liability, by $3.6 and increased inventory by $5.8 on July 1, 2000.


(7)   Investments

Available for Sale Marketable Securities

Marketable securities included in other noncurrent assets on the Consolidated Condensed Balance Sheets primarily represents the fair market value (based on quoted market prices) of our investments in LookSmart, Ltd. and WebMD Corporation. These securities are accounted for and classified as available-for-sale securities. As of December 31, 2001, the market value of the remaining shares totaled $7.8 for LookSmart and $3.0 for WebMD. As of June 30, 2001 the market value of the remaining shares was $7.4 for LookSmart and $3.0 for WebMD.

During the three- and six-month periods ended December 31, 2001, we sold 1.5 million shares of LookSmart, and recorded a pre-tax gain of $1.6 in other expense, net on the income statement. During the three- and six-month periods ended December 31, 2000, respectively, we sold 750,000 and 950,000 shares of LookSmart, and recorded pre-tax gains of $2.7 and $5.3 in other expense, net on the Consolidated Condensed Statements of Income.

Equity Method Investments

Long-term equity investments included in other noncurrent assets on the Consolidated Condensed Balance Sheets represent our investment in BrandDirect Marketing, Inc. Due to additional funding in the form of an advance and other circumstances, we have the ability to exercise significant influence as defined in APB Opinion No.18, The Equity Method of Accounting for Investments in Common Stock. In accordance with APB Opinion No. 18, equity in losses of this investment (including goodwill amortization) were included in other expense, net. For the three- and six- month periods ended December 31, 2000 we recorded equity in losses of our investee of $4.5 and $12.2, respectively. As of June 30, 2001, we had written our investment in BrandDirect Marketing, Inc. to zero.

Licensing Agreement

In May 2000, we entered into a long-term licensing agreement with World's Finest Chocolate, Inc. The cost of entering into the agreement was assigned to licensing agreements, included in intangible assets on the Consolidated Condensed Balance Sheets. These rights are being amortized using the straight-line method over the initial period of the agreement (10 years). Under the terms of the agreement, QSP, Inc. (a wholly owned subsidiary) has a long-term commitment to purchase World's Finest Chocolate, Inc. products and the exclusive right to sell those products for fundraising purposes. Our purchase commitment is based on annual minimum tonnage amounts.

(8)   Goodwill and Intangible Assets, Net

On July 1, 2001, we elected early adoption of SFAS No. 141, Business Combinations and SFAS No. 142, Goodwill and Other Intangible Assets. In accordance with SFAS No. 141, the purchase method of accounting is to be used for all business combinations initiated after June 30, 2001. We have not had any business combinations subsequent to our adoption of the standard. SFAS No. 142 requires that amortization of goodwill cease and that the carrying amount of goodwill be evaluated, at least annually, for recoverability. Accordingly, we have not recorded any goodwill amortization in 2002. Furthermore, we have tested our goodwill for any transitional impairment and have concluded that there was no impairment as of July 1, 2001.

The changes in the carrying amount of goodwill for the six-month period ended December 31, 2001 are as follows:

                                      North
                                     America
                                    Books and                      New
                                       Home           U.S.       Business
                                   Entertainment   Magazines    Development     Total

Balance  as  of  June  30, 2001       $ 323.6        $ 30.0       $ 11.6       $ 365.2
  Reclassification of identified
   intangible assets                     (1.3)           --         (0.9)         (2.2)
                                       -------       ------       ------       -------
Balance as of December  31, 2001       $ 322.3       $ 30.0       $ 10.7       $ 363.0
                                       =======       ======       ======       =======


Included in our Consolidated Condensed Balance Sheets as of December 31, 2001 and June 30, 2001 are the following categories of acquired intangible assets:

                                       December 31, 2001       June 30, 2001
                                        Gross       Net        Gross       Net

Intangible Assets (finite lives):
  Licensing agreement                   $ 43.1     $ 36.2     $ 43.1     $ 38.3
  Customer lists                          23.3        4.7       22.7        5.7
  Trademarks and noncompete agreements     3.0        0.8        1.1        0.6
                                        ------     ------     ------     ------
Total intangible assets (finite lives)  $ 69.4     $ 41.7     $ 66.9     $ 44.6
                                        ======     ======     ======     ======

Amortization related to intangible assets (finite lives) amounted to $1.9 and $3.6 for the three and six-month periods ended December 31, 2001, respectively ($1.5 and $2.9 for the three and six-month periods ended December 31, 2000, respectively). In accordance with SFAS No. 142, we reassessed the useful lives of all other intangible assets in the first quarter of 2002. There were no changes to such lives and there are no expected residual values associated with these intangible assets. Our licensing agreement intangible asset is being amortized over 10 years while customer lists are being amortized principally over five years. Estimated fiscal year amortization expense is as follows: 2002 - $7.3; 2003 - $5.8; 2004 - $5.1; 2005 - $4.5 and 2006 - $4.5.

The following  table  reconciles the prior period's  reported net income to its
respective   unaudited   pro  forma  amounts   adjusted  to  exclude   goodwill
amortization, which is no longer recorded under SFAS No. 142.

                              For the three-month period ended December 31, 2000
                                                    Earnings Per Share
                                      Amount        Basic       Diluted

Net income                            $ 103.8       $ 1.01       $ 0.99
  Add back goodwill amortization          5.5         0.05         0.05
                                      -------       ------       ------
Adjusted net income                   $ 109.3       $ 1.06       $ 1.04
                                      =======       ======       ======


                              For the six-month period ended December 31, 2000
                                                    Earnings Per Share
                                       Amount       Basic       Diluted

Net income                            $ 126.0        $1.22        $1.20
  Add back goodwill amortization         10.6         0.10         0.10
                                      -------        -----        -----
Adjusted net income                   $ 136.6        $1.32        $1.30
                                      =======        =====        =====
(9)   Derivative Instruments

Risk Management and Objectives

In the normal course of business, we are exposed to market risk from the effect of foreign exchange rate fluctuations on the U.S. dollar value of our foreign subsidiaries' results of operations and financial condition. A significant portion of our risk is associated with foreign exchange rate fluctuations of the euro and the British pound. We purchase foreign currency option and forward contracts to minimize the effect of fluctuating foreign currencies on our subsidiaries' earnings and specifically identifiable anticipated transactions. In addition, we enter into forward contracts to minimize the effect of fluctuating foreign currency exchange rates on certain foreign currency denominated assets and liabilities. Generally, we purchase foreign currency option and forward contracts over periods ranging up to 12 months. As a matter of policy, we do not speculate in financial markets, and therefore, we do not hold financial instruments for trading purposes. We continually monitor foreign currency risk and the use of derivative instruments.

Strategies and Description of Derivative Instruments

The following is a brief description of our derivative transactions.
- We enter into option contracts to hedge against the foreign currency risk associated with intercompany royalty fees paid to us by our foreign subsidiaries. The contract amounts of these options are based on forecasted future revenues earned by our subsidiaries. These contracts are designated as, and qualify for, cash flow hedge accounting.

- Similarly, option contracts are used to economically hedge against foreign currency risk associated with operating cash flows of our foreign subsidiaries. The contract amounts of these options are based on forecasted cash flows from operating profit recognized by our subsidiaries. These contracts do not qualify for hedge accounting treatment.

- We utilize foreign currency forward contracts to economically hedge against foreign currency risk associated with anticipated or forecasted transactions, as well as foreign currency denominated loans due to, and from, our foreign subsidiaries. These transactions do not qualify for hedge accounting treatment.

Quantitative Disclosures of Derivative Instruments

Cash Flow Hedges - For the three-month period ended December 31, 2001, changes in the spot value of the foreign currencies associated with option contracts designated and qualifying as cash flow hedges of forecasted royalty payments amounted to a gain of $0.1 (loss of $0.5, net of deferred taxes of $0.3, for the six-month period ended December 31, 2001). For the three- and six-month periods ended December 31, 2000, such changes amounted to a loss of $0.8 (net of deferred taxes of $0.5) and a gain of $0.2 (net of deferred taxes of $0.1), respectively. These changes are reported in accumulated other comprehensive (loss) income included in stockholders' equity on the Consolidated Condensed Balance Sheets. The gains and losses are deferred until the underlying transaction is recognized in earnings.

The ineffective portion of the change in market value of these option contracts, specifically, the time-value component of $0.2 was recognized as a loss in other expense, net on the Consolidated Condensed Statements of Income for the three-month period ended December 31, 2001 (loss of $0.3 for the six-month period ended December 31, 2001). For the three- and six-month periods ended December 31, 2000, such amounts were recognized as a loss of $0.2 and $0.6, respectively. The fair value of the option contracts at December 31, 2001 of $0.6 ($1.8 at June 30, 2001) is included in prepaid expenses and other current assets on the Consolidated Condensed Balance Sheets.

We anticipate that the net gains in accumulated other comprehensive (loss) income relating to foreign currency option contracts existing at December 31, 2001 will be recognized as a gain (loss) on foreign exchange during the twelve-month period ended December 31, 2002. As of December 31, 2001, the approximate length of time over which we will hedge our exposure to the variability in future cash flows associated with foreign currency royalty fees is 12 months. There were no cash flow hedges discontinued during the six-month period ended December 31, 2001.

Other Derivatives - For the three-month period ended December 31, 2001, changes in the spot value of the foreign currencies and contract settlements associated with option and forward contracts amounted to a loss of $1.5 (loss of $4.5 for the six-month period ended December 31, 2001). For the three- and six-month periods ended December 31, 2000, such changes amounted to a loss of $4.6 and a gain of $5.1, respectively. These changes are reported in gain (loss) on foreign exchange included in other expense, net on the Consolidated Condensed Statements of Income. This effect would generally be offset by the translation of the assets, liabilities and future operating cash flows being hedged. The fair value of the option and forward contracts as of December 31, 2001 of $1.8 ($6.6 as of June 30, 2001) is included in prepaid expenses and other current assets on the Consolidated Condensed Balance Sheets.

(10)  Debt

As described in Note 10 to the consolidated financial statements included in our 2001 Annual Report to Stockholders, on July 27, 2001, we replaced a 1996 credit agreement with a Five-Year Revolving Credit and Competitive Advance Facility Agreement (Five-Year Facility) that expires on July 27, 2006, and a 364-Day Revolving Credit and Competitive Advance Facility Agreement (364-Day Facility) that expires on July 26, 2002 (the Credit Agreements). Together, these Credit Agreements allow for up to $385.0 in principal amount of borrowings ($192.5 for each agreement). At December 31, 2001, short-term borrowings aggregated $215 ($185 on the Five-Year Facility and $30 on the 364-Day Facility). These amounts are included in loans and notes payable on the balance sheet. Also, in the second quarter of 2002, we filed a shelf registration statement with the Securities and Exchange Commission allowing us to issue up to $500.0 of public debt securities. As of December 31, 2001, there were no securities issued under this registration statement.

 (11) Share Repurchase Authorization

As of December 31, 2001, under various share repurchase authorizations (announced during fiscal 2000, 2001 and 2002), we have repurchased 8.6 million shares of our Class A nonvoting common stock for approximately $231.7. During the three- and six- month periods ended December 31, 2001, we purchased approximately 1.5 million shares totaling $27.4, and 3.6 million shares for $64.1, respectively. During the three- and six- month periods ended December 31, 2000, we purchased approximately 0.1 million shares totaling $4.9, and 0.3 million shares for $11.6, respectively.

            The Reader's Digest Association, Inc. and Subsidiaries
                     Management's Discussion and Analysis
               of Financial Condition and Results of Operations
                 (Dollars in millions, except per share data)
                                  (unaudited)

Unless otherwise indicated, reference in Management's Discussion and Analysis to "we", "our" and "us" are to The Reader's Digest Association, Inc. and its subsidiaries. All references to 2002 and 2001, unless otherwise indicated, are to fiscal 2002 and fiscal 2001, respectively. Our fiscal year represents the period from July 1 through June 30.

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

To analyze results on a comparable basis, Management's Discussion and Analysis of operating profit has been written excluding the net effect of other operating items, income of $8.2, in the second quarter of fiscal 2001. Other operating items consisted of the following:

- Adjustments to remaining accrual balances from charges originally recorded in prior periods, that resulted in a benefit of $11.3.

- Additional charges of $1.1 primarily related to costs associated with the discontinuation of certain unproductive businesses.

- An impairment loss of $2.0 relating to goodwill associated with Walking magazine.


Three-Month Period Ended December 31, 2001, Compared With Three-Month Period Ended December 31, 2000

Results of Operations:  Company-Wide

Revenues and Operating Profit

Revenues for the second quarter of 2002 decreased 5% to $784, compared with $824 in the second quarter of 2001. Revenues declined due to weak performance in the North America Books and Home Entertainment and U.S. Magazines segments, partially offset by an increase in revenues in our international markets.

The 14% decline in revenues for North America Books and Home Entertainment, was driven by general books, video and music products, partially offset by a 12% increase in revenues at Books Are Fun. Overall, revenues declined due to reduced mail quantities and lower response rates. Compared with the prior year period, mail quantities were significantly reduced in response to promotion changes required by the 2001 attorneys general sweepstakes agreement. The overall softening of the U.S. economy brought further reductions in the first and second quarter of 2002. In addition, as a result of the September 11th terrorist attacks and anthrax scare, response rates were lower.

Revenues for U.S. Magazines declined 8% primarily as a result of lower circulation revenues and a decline in advertising pages. Contributing to the decline were cancelled and delayed events for QSP, Inc., due to the after-effects of the September 11th terrorist attacks and the anthrax scare.

Partially offsetting these declines in the United States was a 4% increase in revenues for International Businesses. 13 of the 19 international business units exhibited increases in revenues over the prior year period. Several countries had double-digit revenue growth, driven by growth in general books and increased illustrated series sales and increased launches of music products. Revenues for Reader's Digest magazine remained relatively consistent with the prior year period.

Operating profit for the second quarter of 2002 decreased 19% to $127, compared with $156 in the second quarter of 2001. This decline was attributable to the decline in revenues described for North America Books and Home Entertainment and U.S. Magazines as well as additional investments made in some international markets.

Other Expense, Net

Other expense, net of $(4) in the second quarter of 2002 was consistent with the second quarter of 2001. Excluding equity in losses (including goodwill amortization) associated with our investment in BrandDirect Marketing, Inc., other expense, net was income of $1 in the second quarter of 2001. The primary reasons for the increase in expenses were:

- Lower income recognized from sales of certain marketable securities of $(2).
- Lower interest expense recognized, as a result of a reduction in debt of $2.
- Proceeds in the second quarter of 2001 from the termination of an agreement with a strategic partner of $4.

Income Taxes

The effective tax rate for the second quarter of 2002 was 36.0%, compared with a rate of 35.5% for the second quarter of 2001.

Net Income and Earnings Per Share

For the second quarter of 2002, net income was $79, or $0.78 per share for both basic and diluted earnings per share. In the prior year period, net income was $104 or $0.99 per share on a diluted-earnings basis ($1.01 per share for basic earnings per share).

Effective July 1, 2001, we elected early adoption of Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets. Accordingly, no goodwill amortization was recognized during the second quarter of 2002. Net income in the second quarter of 2001 included goodwill amortization of $5, or $0.05 per share on a diluted-earnings basis, primarily related to Books Are Fun, Ltd., which is included in the North America Books and Home Entertainment operating segment.


Results of Operations:  Operating Segments

North America Books and Home Entertainment

Revenues for North America Books and Home Entertainment decreased 14% in the second quarter of 2002 to $211, compared with $246 in the second quarter of 2001. The decrease was attributable to lower sales of general books and reduced mail quantities for video and music products in the United States partially offset by higher revenues at Books Are Fun. In anticipation of lower response rates due to promotion changes required by the attorneys general sweepstakes agreement and the continued softness in the U.S. economy, we significantly reduced our mail quantities. However, the after-effects of the September 11th terrorist attacks and the anthrax scare contributed to lower than expected response rates to our mailings, which resulted in lower sales volume compared to the prior year period.

This decrease in revenues was partially offset by Books Are Fun, which produced a 12% increase in revenue despite the cancellation or displacement of hundreds of events around September 11th. This growth was driven by a 22% increase in school-event sales and a 3% increase in corporate event sales.

Operating profit for the second quarter decreased 41% to $22, compared with $38 in the second quarter 2001. The decrease was a result of lower sales volume, introduction of new series products and investments in new marketing channels, including telemarketing.

International Businesses

Revenues for International Businesses increased 4% to $307 in the second quarter of 2002, from $295 in the second quarter of 2001. Excluding the effects of foreign currency translation, revenues increased 3%.
International growth was driven by developing markets, Eastern Europe and Asia, as well as established markets, Brazil and France, with growth primarily attributable to:

- The launch of a music series and higher response rates in certain Eastern European countries, which resulted in increased sales of general books, Select Editions and music products.
- Higher mail quantities in Russia, which resulted in increased sales of general books and Select Editions.
-     Increased mail quantities and sales of general books in Asia.
- Increased response rates and sales through new marketing channels in Brazil.
- Increased mail quantities and use of new marketing channels in France, which resulted in increased orders for general books and other products.


These increases were partially offset by revenue declines in Australia, Argentina, the United Kingdom and Germany primarily attributable to:

-     Reduced mailing activity and lower response rates in Australia.
- Lower mail quantities in Argentina due to poor economic conditions in that country.
- A decrease in response rates for music and video products, in the United Kingdom, partially offset by increased marketing efforts using new marketing channels.
-     Lower mail quantities for most products in Germany.

Operating profit decreased 18% to $37 in the second quarter 2002, from $46 in the second quarter 2001, primarily due to declines in the United Kingdom, Australia and Argentina. Weaker sales, new product introductions and investments in new marketing channels were partially offset by increases in Brazil and the Eastern European countries, as a result of the revenue increases described above.

U.S. Magazines

Revenues for U.S. Magazines decreased 8% to $243 in the second quarter of 2002, compared with $265 in the second quarter of 2001. Revenues for both magazines and QSP, Inc. products declined. The magazine revenue decline was primarily a result of lower circulation revenues for Reader's Digest magazine which was partially offset by additional revenue from new subscribers subscribing at lower introductory rates. Also contributing to the decline was a 17% decrease in advertising revenues for both Reader's Digest and Special Interest magazines from continued industry wide softness.

Revenues at QSP, Inc. declined during their peak seasonal marketing period as
a result of the September 11th terrorist attacks and anthrax scare.   Lower
unit sales volumes for food and gift products resulted from the cancellation or displacement of events.

Operating profit declined 8% to $70, from $75 in the second quarter of 2001.
The decrease in operating profit was attributable to lower revenues, incremental costs associated with additional customer mailings to replace mailings whose effectiveness was severely diminished by the aftermath of the September 11th terrorist attacks and increased investment in the sales force at QSP, Inc. These items were partially offset by overhead cost reductions in magazines and changes in the sales mix at QSP, Inc., to lower cost products.

New Business Development

Revenues for New Business Development increased 17% to $23, compared with $19 in the prior year period. This growth was driven by an increase in sales at Gifts.com and an increase in revenues from our financial product alliances, including insurance and investment products.

Operating losses decreased 8% to $(2), compared with $(3) in the prior year period, due to increased activity of our financial product alliances and lower operating costs and more targeted marketing efforts at Gifts.com.

Six-Month Period Ended December 31, 2001, Compared With Six-Month Period Ended December 31, 2000

Results of Operations:  Company-Wide

Revenues and Operating Profit

Revenues for the six-month period ended December 31, 2001 decreased 7% to $1,282, compared with $1,376 in the prior year period. Excluding the effects of foreign currency translation, revenues declined 6%. The decrease in revenues was primarily attributable to weak performance for North America Books and Home Entertainment and U.S. Magazines.

For the first half of 2002, the 15% decline in revenues for North America
Books and Home Entertainment was partially offset by an increase in revenues for Books Are Fun and Canada. Overall, the decline in revenues was a result of significant reductions in mail quantities in anticipation of lower response rates resulting from promotion changes required by the 2001 attorneys general sweepstakes agreement and continued softness in the U.S. economy. Although actions were taken to mitigate these events, the ongoing after-effects of the September 11th terrorist attacks and the anthrax scare further reduced this segment's results.

The 6% decrease in revenues for U.S. Magazines was primarily attributable to lower circulation and advertising revenues. In addition, during the second quarter of 2002 the after-effects of the September 11th terrorist attacks and the anthrax scare resulted in lower revenues for QSP, Inc. during their peak seasonal marketing period.

Operating profit for the six-month period ended December 31, 2001 decreased 35% to $129, compared with $201 in the prior year period. This change is a direct result of the revenue declines described above and continued investment in new marketing channels and products, partially offset by lower operating costs from various cost reduction initiatives.

Other Expense, Net

Other expense, net increased to $(8) for the six-month period ended December 31, 2001, compared with $(7) in the prior year period. Excluding equity in losses (including goodwill amortization) associated with our investment in BrandDirect Marketing, Inc., other expense, net was income of $5 in the first half of 2001. The primary reasons for the increase in expenses were:

- Lower income recognized from sales of certain marketable securities of $(6).
- Lower interest expense attributable to a lower average debt balance of $2.
- A net foreign exchange loss from our hedging program of $(4), compared with a net gain in the prior year period of $1.
- Proceeds in the second quarter of 2001 from the termination of an agreement with a strategic partner of $4.

Income Taxes

The effective tax rate for the six months ended December 31, 2001 was 36.0%, compared with a rate of 37.5% for the prior year period. The lower effective tax rate for the current period was primarily attributable to the effects of SFAS No. 142's requirement to cease goodwill amortization.

Net Income and Earnings Per Share

For the six-month period ended December 31, 2001, net income was $78, or $0.76 per share for both basic and diluted earnings per share. In the prior year period, net income was $126, or $1.20 per share on a diluted-earnings basis ($1.22 per share for basic earnings per share).

Effective July 1, 2001, we elected early adoption of SFAS No. 142. Accordingly, no goodwill amortization was recognized during the first half of 2002. Net income for the six months ended December 31, 2001 included goodwill amortization of $11, or $0.10 per share on a diluted-earnings basis, primarily related to Books Are Fun, Ltd., which is included in North America Books and Home Entertainment.

Results of Operations:  Operating Segments

North America Books and Home Entertainment

Revenues for North America Books and Home Entertainment for the six-month period ended December 31, 2001 decreased 15% to $345, compared with $407 for the prior year period. This decline, primarily in general books, video and music products, was driven by the effects of promotion changes required by the 2001 attorneys general sweepstakes agreement and continued softness in the U.S. economy. These two events prompted us to reduce mail quantities. Consequently, we had anticipated a reduction in revenues. However, the after-effects of the September 11th terrorist attacks and subsequent anthrax scare further reduced revenues as response rates were lower than expected. These reductions were partially offset by an increase in revenues at Books Are Fun and higher revenues for books and home entertainment and QSP products sold in Canada.

Operating profit for the six-month period ended December 31, 2001 decreased 80% to $12, compared with $62 in the prior year period. This decline was primarily due to the revenue declines described above, investments in new marketing channels and new product introductions, partially offset by increased operating profit at Books Are Fun.

International Businesses

Revenues from International Businesses decreased 2% to $545 for the six-month period ended December 31, 2001, compared with $559 in the prior year period. Excluding the effects of foreign currency translation, revenues declined 1%. The decrease in total revenues was primarily the result of lower revenues in Australia, Germany, Argentina and to a lesser extent, the United Kingdom. Primary factors included:

- Lower response rates in Australia for music and video products and Select Editions.
- Reduced mailings and lower sales in Germany for music and video products and decreased Select Editions shipments.
-     Lower response rates in the United Kingdom for Select Editions.

Partially offsetting the decline were higher revenues in Eastern Europe, France and Asia as a result of:

-     Increased response rates and new product launches in Eastern Europe.
- Increased mail quantities for general books and music products in France and the use of new marketing channels.
-     Higher response rates in Asia for general books and Select Editions.

Operating profit for the six-month period ended December 31, 2001 decreased 32% to $51, compared with $75 in the prior year period, principally from lower sales of books and home entertainment products. Overall, profits were lower in the United Kingdom, Australia and Germany because of the revenue reductions cited above. Profits from revenue increases in Eastern Europe, France and Asia were partially offset by investment in new products and marketing channels.

U.S. Magazines

Revenues for U.S. Magazines decreased 6% to $358 for the six-month period ended December 31, 2001, compared with $382 for the prior year period. The decline in revenues was attributable to a decrease in circulation revenues for Reader's Digest and certain Special Interest magazines, due to lower renewals, partially offset by new subscribers subscribing at lower introductory rates. Also contributing to the decline were lower advertising revenues from softness in the U.S. advertising industry.

Contributing to the overall decline in this segment was a decrease in revenues at QSP, Inc. As a result of the September 11th terrorist attacks many QSP, Inc. events were either displaced or cancelled in the second quarter of 2002, QSP, Inc.'s peak seasonal marketing period.

Operating profit for the six-month period ended December 31, 2001 decreased
3% to $71, compared with $73 in the prior year period. The decrease in profit was caused by the revenue declines described above, incremental costs associated with additional customer mailings to replace mailings whose effectiveness was severely diminished by the aftermath of the September 11th terrorist attacks and investments in the sales force at QSP, Inc. The declines were partially offset by overhead cost reductions in magazines and changes in the sales mix at QSP, Inc. to lower cost products.

New Business Development

Revenues from New Business Development increased 20% for the six-month period ended December 31, 2001 to $34, compared with $28 in the prior year period. The growth in this segment was driven by continued growth in catalog and Internet revenues at Gifts.com and increased revenues from our marketing alliances. Specifically, the financial services products marketed by our alliance partners, such as insurance and investments, showed continued growth in the United States and abroad.

Operating losses decreased 51% to $(5), compared with $(9) in the prior year period. This improvement was attributable to increased revenues from our marketing alliances and lower operating costs and more targeted marketing efforts at Gifts.com.

Forward-Looking Information

Fiscal 2002 Results

We anticipate segment operating earnings in the range of $0.35 to $0.45 per share for the second half of 2002. We expect earnings per share in the ranges of $0.15-$0.20 in the third quarter and $0.20-$0.30 in the fourth quarter of 2002. The benefits of our investments in re-engineering, new products and promotions, and new marketing channels should improve profitability in the third and fourth quarters of 2002.

Liquidity and Capital Resources

                                                                Six-month
                                                               period ended
                                                             December 31, 2001


Cash and cash equivalents at June 30, 2001                          $ 35

Net change in cash due to:
  Operating activities                                                58
  Investing activities                                                (7)
  Financing activities                                               (13)
  Effect of exchange rate changes on cash and cash equivalents         2
                                                                    ----
Net change in cash and cash equivalents                               40

Cash and cash equivalents at December 31, 2001                      $ 75
                                                                    ====

Cash and cash equivalents increased to $75 at December 31, 2001, compared with $35 at June 30, 2001. As of December 31, 2001, because of the seasonality of our business, accounts receivable, unearned revenue and short term borrowings increased and inventory decreased compared with the respective amounts as of June 30, 2001.

As described in Note 10 to the consolidated financial statements included in our 2001 Annual Report to Stockholders, on July 27, 2001, we replaced a 1996 credit agreement with a Five-Year Revolving Credit and Competitive Advance Facility Agreement that expires on July 27, 2006, and a 364-Day Revolving Credit and Competitive Advance Facility Agreement that expires on July 26, 2002 (the Credit Agreements). Together, these Credit Agreements allow for up to $385 in principal amount of borrowings ($192.5 for each agreement). The Credit Agreements contain covenants to maintain a minimum level of interest coverage and a maximum level of leverage. At December 31, 2001, we had borrowings of $216 outstanding under the Credit Agreements and were in compliance with all covenants. The weighted average interest rate on these borrowings for the three months ended December 31, 2001 was 2.9%. It is currently our intention to repay the outstanding amount by the end of 2002.

In the second quarter of 2002, we filed a shelf registration statement with the Securities and Exchange Commission allowing us to issue up to $500 of public debt securities. As of December 31, 2001, there were no securities outstanding under this registration statement.

In May 2001, we announced authorization to repurchase up to a total of $250 in shares of our outstanding Class A nonvoting common stock, which superseded a 5.0 million share repurchase authorization announced in October 2000. As of December 31, 2001, we had purchased approximately 3.6 million shares for approximately $64 under the May 2001 repurchase authorization.

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

At December 31, 2001, our primary foreign currency market exposures included the euro and the British pound. We estimate that the results of a uniform 10% weakening and 10% strengthening in the value of the U.S. dollar relative to the currencies in which our option and forward contracts are denominated, with all other variables held constant, would have the following effect:

                                        Effect of a 10%   Effect of a 10%
                                           Weakening       Strengthening
                                          of the U.S.       of the U.S.
                                             Dollar            Dollar

Option contracts                            $ (2.0)            $ 6.6
Forward contracts                           $ (3.1)            $ 2.5

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

Impact of the Euro Conversion

On January 1, 1999, 11 of the 15 member countries of the European Union established fixed conversion rates between their existing sovereign currencies (legacy currencies) and a single currency called the euro. Beginning January 1, 2002, euro-denominated bills and coins were introduced and by July 1, 2002, legacy currencies will no longer be legal tender.

The transition to the euro has not significantly affected our marketing strategy or business operations. The estimated costs to convert all affected systems to the euro did not have a material adverse effect on our results of operations, financial position or cash flow.

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

PART II.  OTHER INFORMATION


Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

At the 2001 Annual Meeting of Stockholders of The Reader's Digest
Association, Inc. held on November 9, 2001, the following matters were voted on by the stockholders:

  Proposal 1: Election of Directors to hold office until the next Annual
              Meeting or until their successors are duly elected and qualified. Each nominee was elected by the votes cast as follows:

                                   For       Withheld
       Thomas O. Ryder          11,964,568    214,373
       Jonathan B. Bulkeley     11,975,663    203,278
       Herman Cain              11,987,199    191,742
       Lynne V. Cheney          11,985,159    193,782
       M. Christine DeVita      11,968,458    210,483
       James E. Preston         11,989,745    189,196
       Lawrence R. Ricciardi    11,987,800    191,141
       C.J. Silas               11,978,445    200,496
       William J. White         11,987,900    191,041
       Ed Zschau                11,978,008    200,933

Item 6. EXHIBITS AND REPORTS ON FORM 8-K.

(b)   Reports on Form 8-K

      During the three months ended December 31, 2001, we filed the following current reports on Form 8-K.

- Current report on Form 8-K dated October 31, 2001 including a press release and conference call transcript relating to the first quarter fiscal 2002 earnings release.

- Current report on Form 8-K dated December 3, 2001 including an excerpt from a presentation delivered to analysts.

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




                                          The Reader's Digest Association, Inc.
                                          -------------------------------------
                                          (Registrant)



Date:  February 12, 2002            By:   THOMAS D. BARRY
                                          -------------------------
                                          Thomas D. Barry
                                          Vice President and
                                          Corporate Controller
                                          (chief accounting officer and
                                          authorized signatory)