Form 10-Q
period 2002-03-31
READERS DIGEST ASSOCIATION INC
filed 2002-05-07
CIK 858558

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2002

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


        (State or other jurisdiction of         (I.R.S.Employer
        incorporation or organization)         Identification No.)

            Pleasantville, New York                10570-7000


     (Address of principal executive offices)      (Zip Code)


                                 (914) 238-1000
              (Registrant's telephone number, including area code)

                 ----------------------------------------------

Indicate  by check  mark  whether  the  registrant  (1) has  filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


As of April 30, 2002, the following shares of the registrant's common stock were outstanding:

Class A Nonvoting Common Stock, $0.01 par value:87,228,489 shares
Class B Voting Common Stock, $0.01 par value:12,432,164 shares


                                                   Page 1 of 25 pages.

        THE READER'S DIGEST ASSOCIATION, INC. AND SUBSIDIARIES

                          Index to Form 10-Q
                             (unaudited)

                            March 31, 2002


                                                                     Page No.

Part I - Financial Information:

The Reader's Digest Association, Inc. and Subsidiaries
Consolidated Condensed Financial Statements:

  Consolidated Condensed Statements of Income
   for the three-month and nine-month periods ended March 31, 2002
   and 2001                                                             3

  Consolidated Condensed Balance Sheets
   as of March 31, 2002 and June 30, 2001                               4

  Consolidated Condensed Statements of Cash Flows
   for the nine-month periods ended March 31, 2002 and 2001             5

  Notes to Consolidated Condensed Financial Statements                  6

Management's Discussion and Analysis
  of Financial Condition and Results of Operations                     14


Part II - Other Information                                            24


             The Reader's Digest Association, Inc. And Subsidiaries
                   Consolidated Condensed Statements of Income
        Three-month and nine-month periods ended March 31, 2002 and 2001
                      (In millions, except per share data)
                                   (unaudited)

                                  Three-month period ended      Nine-month period ended
                                         March 31,                      March 31,
                                     2002       2001               2002          2001
                                              (Note 1)                         (Note 1)

Revenues                          $  541.8    $  597.9         $  1,823.3    $  1,973.7

Product, distribution and
 editorial expenses                 (226.3)     (236.5)            (725.6)       (751.2)
Promotion, marketing and
 administrative expenses            (293.8)     (321.1)            (946.6)       (981.7)
Other operating items and
 impairment losses                      --          --                 --           8.2
                                  --------    --------         ----------    ----------
  Operating profit                    21.7        40.3              151.1         249.0

Other income (expense), net            2.2         2.6               (5.7)         (4.6)
                                  --------    --------         ----------    ----------
  Income before provision for
   income taxes                       23.9        42.9              145.4         244.4

Provision for income taxes            (7.5)      (15.0)             (51.2)        (90.4)
                                  --------    --------         ----------    ----------
  Net income                      $   16.4    $   27.9         $     94.2    $    154.0
                                  ========    ========         ==========    ==========
Basic earnings per share:
  Weighted average common
  shares outstanding                  99.6       102.7              100.5         102.8
                                  ========    ========         ==========    ==========

  Basic earnings per share        $   0.16    $   0.27         $     0.93    $     1.49
                                  ========    ========         ==========    ==========

Diluted earnings per share:

  Adjusted weighted average
   common shares outstanding          99.7       103.6              100.8         103.9
                                  ========    ========         ==========    ==========

  Diluted earnings per share      $   0.16    $   0.27         $     0.92    $     1.47
                                  ========    ========         ==========    ==========

Dividends per common share        $   0.05    $   0.05         $     0.15    $     0.15
                                  ========    ========         ==========    ==========




See accompanying Notes to Consolidated Condensed Financial Statements.

             The Reader's Digest Association, Inc. and Subsidiaries
                      Consolidated Condensed Balance Sheets
                     As of March 31, 2002 and June 30, 2001
                                  (In millions)
                                   (unaudited)





                                                    March 31,   June 30,
                                                       2002       2001
                                                                Restated
Assets                                                          (Note 7)

  Cash and cash equivalents                        $    40.9   $    35.4
  Accounts receivable, net                             308.1       274.8
  Inventories, net                                     153.6       167.4
  Prepaid and deferred promotion costs                  87.6       106.7
  Prepaid expenses and other current assets            190.7       192.1
                                                   ---------   ---------
Total current assets                                   780.9       776.4

  Property, plant and equipment, net                   158.9       160.2
  Goodwill and other intangible assets, net            402.8       409.8
  Other noncurrent assets                              360.2       334.5
                                                   ---------   ---------
Total assets                                       $ 1,702.8   $ 1,680.9
                                                   =========   =========
Liabilities and stockholders' equity
  Loans and notes payable                          $   154.1   $   160.3
  Accounts payable                                      83.9        86.4
  Accrued expenses                                     260.3       251.1
  Income taxes payable                                  56.1        41.2
  Unearned revenue                                     306.3       291.6
  Other current liabilities                              3.4        28.9
                                                   ---------   ---------
Total current liabilities                              864.1       859.5

  Other noncurrent liabilities                         351.5       361.6
                                                   ---------   ---------
Total liabilities                                    1,215.6     1,221.1

  Capital stock                                         25.1        29.6
  Paid-in capital                                      225.3       226.1
  Retained earnings                                  1,270.4     1,191.3
  Accumulated other comprehensive (loss)income         (80.1)      (84.6)
  Treasury stock, at cost                             (953.5)     (902.6)
                                                   ---------   ---------
Total stockholders' equity                             487.2       459.8
                                                   ---------   ---------
Total liabilities and stockholders' equity         $ 1,702.8   $ 1,680.9
                                                   =========   =========


See accompanying Notes to Consolidated Condensed Financial Statements.

             The Reader's Digest Association, Inc. and Subsidiaries
                 Consolidated Condensed Statements of Cash Flows
                Nine-month periods ended March 31, 2002 and 2001
                                  (In millions)
                                   (unaudited)


                                                 Nine-month period ended
                                                         March 31,
                                                    2002         2001

Cash flows from operating activities

  Net income                                       $  94.2    $  154.0
  Depreciation, amortization and asset
   impairments                                        24.3        41.8
  Net (gain) loss on the sales of businesses,
   certain assets, investments and contract
   terminations                                       (5.6)       (7.3)
  Equity in losses of an affiliate                      --        12.2
  Other, net of the effects of acquisitions
   and dispositions                                  (18.7)     (169.0)
                                                   -------    --------
Net change in cash due to operating activities        94.2        31.7
                                                   -------    --------
Cash flows from investing activities
  Proceeds from maturities and sales of
   short-term investments and marketable
   securities                                          6.4        11.3
  Purchases of investments and marketable
   securities                                         (1.0)       (0.8)
  Proceeds from other long-term investments,
   net and sale of a business                          2.2         1.3
  Proceeds from sales of property, plant and
   equipment                                           1.9         1.3
  Investment in and advances to an affiliate            --       (23.0)
  Capital expenditures                               (18.3)      (31.3)
                                                   -------    --------
Net change in cash due to investing activities        (8.8)      (41.2)
                                                   -------    --------
Cash flows from financing activities
  Short-term borrowings, net                          (9.6)       58.2
  Dividends paid                                     (16.1)      (16.4)
  Common stock repurchased                           (64.1)      (34.1)
  Proceeds from employee stock purchase plan
   and exercise of stock options                       5.8        16.3
  Other, net                                           2.2         2.0
                                                   -------    --------
Net change in cash due to financing activities       (81.8)       26.0
                                                   -------    --------
Effect of exchange rate changes on cash                1.9       (12.3)
                                                   -------    --------
Net change in cash and cash equivalents                5.5         4.2

Cash and cash equivalents at beginning of period      35.4        49.7
                                                   -------    --------
Cash and cash equivalents at end of period         $  40.9    $   53.9
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


(1)   Basis of Presentation and Use of Estimates

The accompanying consolidated condensed financial statements include the accounts of The Reader's Digest Association, Inc. and its U.S. and international subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. These statements and accompanying notes have not been audited but, in the opinion of management, have been prepared in conformity with accounting principles generally accepted in the United States applying certain assumptions and estimates, including all adjustments considered necessary to present such information fairly. Although these estimates are based on management's knowledge of current events and actions that we may undertake in the future, actual results may ultimately differ from those estimates.

We report on a fiscal year beginning July 1. The three-month periods ended March 31, 2002 and 2001 are the third fiscal quarters of 2002 and 2001, respectively. Operating results for any interim period are not necessarily indicative of the results for an entire year due to the seasonality of our business.

In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements (SAB No. 101). The principal changes we recorded as a result of SAB No. 101 relate to gross versus net presentation of revenue as prescribed by the Emerging Issues Task Force Abstract No. 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent (EITF 99-19). We adopted EITF 99-19 concurrently with SAB No. 101 in the fourth quarter of 2001, and accordingly, certain prior year amounts have been reclassified to conform to our current year presentation:

   - Magazine advertising agency commission costs have been reclassified to present advertising revenues net of these costs in accordance with SAB No. 101. These costs, totaling $5.4 and $18.8 for the three-month and nine-month periods, respectively, ended March 31, 2001, were originally recorded in promotion, marketing and administrative expenses and have been reclassified to revenues.

   - Magazine and music product remittances to publishers have been reclassified to present revenues net of these costs in accordance with SAB No. 101. These costs, totaling $4.4 and $27.8 for the three-month and nine-month periods, respectively, ended March 31, 2001, were originally recorded in product, distribution and editorial expenses and have been reclassified to revenues.

New Accounting Standards

On July 1, 2001, we adopted Statement of Financial Accounting Standards
(SFAS) No. 141, Business Combinations. As a result, the purchase method of accounting will be used for all business combinations initiated after June 30, 2001.

Effective July 1, 2001, we elected early adoption of SFAS No. 142, Goodwill and Other Intangible Assets (Note 9). Under SFAS No. 142 goodwill is no longer amortized, but reviewed for impairment at least annually. Accordingly, no goodwill amortization was recognized in 2002. We have completed our transitional goodwill impairment assessment and concluded that there was no impairment of goodwill as of July 1, 2001 (the date of adoption) or in 2002.

(2)   Acquisitions

On March 21, 2002, we entered into a definitive agreement to acquire substantially all of the assets and assume specified liabilities of Reiman Holding Company, LLC and subsidiaries (Reiman) for $760.0 in cash, subject to adjustment. Reiman publishes cooking, gardening, country lifestyle and nostalgia magazines and books in the United States and Canada. The acquisition is expected to be financed entirely through debt. The acquisition is subject to customary closing conditions, including finalizing financing arrangements. We expect to close the acquisition in the fourth quarter of 2002.


(3)   Basic and Diluted Earnings Per Share

Basic earnings per share is computed by dividing net income less preferred stock dividend requirements by the weighted average number of common shares outstanding during the period. The preferred stock dividend requirements were $0.3 for each of the three-month periods ended March 31, 2002 and 2001 and $1.0 for each of the nine-month periods ended March 31, 2002 and 2001.

Diluted earnings per share is computed in the same manner except that the weighted average number of common shares outstanding assumes the exercise and conversion of certain stock options and vesting of certain restricted stock. For the three-month period ended March 31, 2002, the assumed exercise, conversion and vesting totaled 0.1 million shares; for the comparable period ended March 31, 2001, there were 0.9 million shares. For the nine-month period ended March 31, 2002 the assumed exercise, conversion and vesting was 0.3 million shares, for the nine-month period ended March 31, 2001, there were 1.1 million shares.


(4)Revenues and Operating Profit (Loss) by Operating Segments

Reportable segments are based on our method of internal reporting. The accounting policies of our segments are the same as those described in
Note 1 to our consolidated financial statements included in our 2001 Annual Report to Stockholders. In addition, we allocate all corporate administrative costs to operating segments.

                            Three-month period ended    Nine-month period ended
                                    March 31,                   March 31,
                                 2002       2001            2002        2001
Revenues
  North America Books and
   Home Entertainment          $  146.8   $  171.4       $   491.4   $   578.6
  International Businesses        242.2      264.3           787.6       822.8
  U.S. Magazines                  131.6      149.3           489.4       531.4
  New Business Development         21.2       12.9            54.9        40.9
                               --------   --------       ---------   ---------
Total revenues                 $  541.8   $  597.9       $ 1,823.3   $ 1,973.7
                               ========   ========       =========   =========

Operating profit (loss)
  North America Books and
   Home Entertainment          $    0.8   $   12.7       $    13.1   $    74.2
  International Businesses         12.1       22.4            63.1        97.4
  U.S. Magazines                    5.5       11.0            76.1        84.1
  New Business Development          3.3       (5.8)           (1.2)      (14.9)
                               --------   --------       ---------   ---------
Segment operating profit           21.7       40.3           151.1       240.8
  Other operating items              --         --              --         8.2
                               --------   --------       ---------   ---------
Total operating profit         $   21.7   $   40.3       $   151.1   $   249.0
                               ========   ========       =========   =========

(5)    Comprehensive Income (Loss)

Accumulated other comprehensive (loss) income as reported in the Consolidated Condensed Balance Sheets as of March 31, 2002 and June 30, 2001, primarily represents unrealized gains/losses on certain investments and foreign currency translation adjustments. The components of comprehensive income, net of related tax, for the three-month and nine-month periods ended March 31, 2002 and 2001 were as follows:

                                Three-month period ended     Nine-month period ended
                                        March 31,                   March 31,
                                     2002       2001            2002       2001

Net income                         $  16.4    $  27.9         $  94.2    $  154.0
Change in:
  Foreign currency translation
   adjustments                        (1.4)     (15.0)            1.8       (17.6)
  Net unrealized gains
   (losses) on certain
   investments (1)                     3.3       (6.6)            3.5      (104.0)
  Net unrealized (losses)
   gains on certain derivative
   transactions (2)                   (0.3)       0.5            (0.8)        0.7
                                   -------    -------         -------    --------
Total comprehensive income         $  18.0    $   6.8         $  98.7    $   33.1
                                   =======    =======         =======    ========


(1)Net unrealized gains (losses) on certain investments, net of related tax, principally represents our investment in the voting common shares of LookSmart, Ltd. For the three- and nine- month periods ended March
   31, 2002, these amounts are net of deferred tax liabilities of $(1.8) and $(1.9), respectively. For the three- and nine- month periods ended March 31, 2001, these amounts are net of deferred tax assets of $3.6 and $56.1, respectively.

(2)Net unrealized (losses) gains on certain derivative transactions, net of related tax, principally represents (losses) gains on derivative instruments used to hedge our exposure to foreign currency risk associated with forecasted royalty payments (see Note 10). For the three- and nine- month periods ended March 31, 2002, these amounts are net of deferred tax assets of $0.2 and $0.5, respectively. For the three- and nine- month periods ended March 31, 2001, these amounts are net of deferred tax liabilities of $(0.3) and $(0.4), respectively.


(6)       Other Operating Items

In the nine-month period ended March 31, 2001, we recorded other operating income of $8.2 comprised of: (i) adjustments to remaining accrual balances from restructuring charges originally recorded in prior periods, that resulted in a benefit of $11.3; (ii) additional restructuring charges of $1.1 primarily related to costs associated with the discontinuation of certain unproductive businesses; and (iii) an impairment loss of $2.0 relating to Walking magazine.

Other operating items represents restructuring charges related primarily to the streamlining of our organizational structure and the strategic repositioning of certain businesses, such as:

- Severance Costs - These charges represent the cost to separate employees from our operations as a result of actions taken to streamline the organizational structure. This separation is accomplished through a combination of voluntary and involuntary severance programs. The positions to be separated were identified when the charge was recorded.

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

At March 31, 2002, we had accruals for other operating items of $21.9, primarily for severance costs. At June 30, 2001, these accruals totaled $33.3. For the nine-month period ended March 31, 2002, we made payments totaling $11.4, primarily related to severance costs.

(7)   Inventories

                                               March 31,      June 30,
                                                 2002           2001
                                                              Restated
                                                              (Note 1)

Raw materials                                  $  12.2        $  12.0
Work-in-progress                                   7.8           19.2
Finished goods                                   133.6          136.2
                                                 -----          -----
Total inventories                              $ 153.6        $ 167.4
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


(8)      Investments

Available for Sale Marketable Securities

Marketable securities included in other noncurrent assets on the Consolidated Condensed Balance Sheets primarily represents the fair market value (based on quoted market prices) of our investments in LookSmart, Ltd. and WebMD Corporation. These securities are accounted for and classified as available-for-sale securities. As of March 31, 2002, the market value of the remaining shares totaled $12.6 for LookSmart and $2.5 for WebMD. As of June 30, 2001, the market value of the remaining shares was $7.4 for LookSmart and $3.0 for WebMD.

During the three- and nine-month periods ended March 31, 2002, respectively, we sold 1.7 million and 3.2 million shares of LookSmart, and recorded a pre-tax gain of $3.0 and $4.6 in other income (expense), net on the Consolidated Condensed Statement of Income. During the three- and nine-month periods ended March 31, 2001, respectively, we sold 0.3 million and 1.3 million shares of LookSmart, and recorded pre-tax gains of $0.9 and $6.2 in other income (expense), net on the Consolidated Condensed Statements of Income.

Investments, Equity Method

Long-term equity investments included in other noncurrent assets on the Consolidated Condensed Balance Sheets represent our investment in BrandDirect Marketing, Inc. Due to additional funding in the form of an advance, and other circumstances, we have the ability to exercise significant influence as defined in APB Opinion No.18, The Equity Method of Accounting for Investments in Common Stock. In accordance with APB Opinion No. 18, equity in losses of this investment (including goodwill amortization) were included in other income (expense), net on the Consolidated Condensed Statements of Income. For the nine-month period ended March 31, 2001 we recorded equity in losses of our investee of $12.2. As of June 30, 2001, we had written down our investment in BrandDirect Marketing, Inc. to zero.

Licensing Agreement

In May 2000, we entered into a long-term licensing agreement with World's Finest Chocolate, Inc. The cost of entering into the agreement was assigned to licensing agreements, included in goodwill and other intangible assets on the Consolidated Condensed Balance Sheets. These rights are being amortized using the straight-line method over the initial period of the agreement (10 years). Under the terms of the agreement, QSP, Inc. (a wholly owned subsidiary) has a long-term commitment to purchase World's Finest Chocolate, Inc. products and the exclusive right to sell those products for fundraising purposes. Our purchase commitment is based on annual minimum tonnage amounts.


(9)   Goodwill and Intangible Assets, Net

On July 1, 2001, we elected early adoption of SFAS No. 141, Business Combinations and SFAS No. 142, Goodwill and Other Intangible Assets.
In accordance with SFAS No. 141, the purchase method of accounting is to be used for all business combinations initiated after June 30, 2001. SFAS No. 142 requires that amortization of goodwill cease and that the carrying amount of goodwill be evaluated, at least annually, for recoverability. Accordingly, we have not recorded any goodwill amortization in 2002. Furthermore, we have tested our goodwill for any transitional impairment and have concluded that there was no impairment as of July 1, 2001 (the date of adoption) or in 2002.

The changes in the carrying amount of goodwill for the nine-month period ended March 31, 2002 are as follows:

                                        North
                                       America
                                      Books and
                                         Home                           New Business
                                    Entertainment     U.S.Magazines     Development      Total


Balance  as  of  June  30, 2001        $ 323.6            $ 30.0           $ 11.6       $ 365.2
 Reclassification of identified
  intangible assets on July 1, 2002       (1.3)               --             (0.9)         (2.2)
                                       -------            ------           ------       -------
Balance  as of  March  31, 2002        $ 322.3            $ 30.0           $ 10.7       $ 363.0
                                       =======            ======           ======       =======

Included in our Consolidated Condensed Balance Sheets as of March 31, 2002 and June 30, 2001 are the following categories of acquired intangible assets:

                                           March 31, 2002         June 30, 2001
                                          Gross        Net       Gross       Net

Intangible Assets (finite lives):
  Licensing agreement                     $ 43.5     $ 35.6     $ 43.1     $ 38.3
  Customer lists                            23.3        3.8       22.7        5.7
  Trademarks and noncompete agreements       3.0        0.4        1.1        0.6
                                          ------     ------     ------     ------
Total intangible assets (finite lives)    $ 69.8     $ 39.8     $ 66.9     $ 44.6
                                          ======     ======     ======     ======


Amortization related to intangible assets (finite lives) amounted to $1.9 and $5.5 for the three and nine-month periods ended March 31, 2002, respectively ($1.5 and $4.3 for the three and nine-month periods ended March 31, 2001, respectively). In accordance with SFAS No. 142, we reassessed the useful lives of all other intangible assets in the first quarter of 2002. There were no changes to such lives and there are no expected residual values associated with these intangible assets. Our licensing agreement intangible asset is being amortized over 10 years from the initial contract date, while customer lists are being amortized principally over five years. Estimated fiscal year amortization expense is as follows: 2002 - $7.4; 2003 - $6.0; 2004 - $5.3; 2005 - $4.7 and 2006 - $4.7.

The following table reconciles the prior period's reported net income to its respective unaudited pro forma amounts adjusted to exclude goodwill amortization, which is no longer recorded under SFAS No. 142.

                                For the three-month period ended March 31, 2001
                                                    Earnings Per Share
                                      Amount        Basic       Diluted

Net income                            $ 27.9       $ 0.27       $ 0.27
  Add back goodwill amortization         5.2         0.05         0.05
                                      ------       ------       ------
Adjusted net income                   $ 33.1       $ 0.32       $ 0.32
                                      ======       ======       ======


                                 For the nine-month period ended March 31, 2001
                                                    Earnings Per Share
                                       Amount        Basic       Diluted

Net income                            $ 154.0      $ 1.49       $ 1.47
  Add back goodwill amortization         15.7        0.15         0.15
                                       ------      ------       ------
Adjusted net income                   $ 169.7      $ 1.64       $ 1.62
                                       ======      ======       ======


(10) Derivative Instruments

Risk Management and Objectives

In the normal course of business we are exposed to market risk from the effect of foreign exchange rate fluctuations on the U.S. dollar value of our foreign subsidiaries' results of operations and financial condition. A significant portion of our risk is associated with foreign exchange rate fluctuations of the euro and British pound. Historically, we purchased foreign currency option and forward contracts to minimize the effect of fluctuating foreign currencies on our subsidiaries' earnings and specifically identifiable anticipated transactions. In addition, we entered into forward contracts to minimize the effect of fluctuating foreign currency exchange rates on certain foreign currency denominated assets and liabilities.
Generally, we purchased foreign currency option and forward contracts over periods ranging up to 12 months. As a matter of policy, we do not speculate in financial markets and, therefore, we do not hold financial instruments for trading purposes. We continually monitor foreign currency risk and the use of derivative instruments.

As of March 31, 2002, all of our forward contracts have expired. Our currently outstanding option contracts will expire before June 30, 2002. We have performed a detailed cost benefit analysis of hedging our non-U.S. profits and have decided to discontinue this practice prospectively. We will continue to hedge known significant transactional exposures.

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

Quantitative Disclosures of Derivative Instruments

Cash Flow Hedges - For the three-month period ended March 31, 2002, changes in the spot value of the foreign currencies associated with option contracts designated and qualifying as cash flow hedges of forecasted royalty payments amounted to a loss of $0.3, net of deferred taxes of $0.2 (loss of $0.8, net of deferred taxes of $0.5, for the nine-month period ended March 31, 2002). For the three- and nine-month periods ended March 31, 2001, such changes amounted to a gain of $0.5 (net of deferred taxes of $0.3) and a gain of $0.7 (net of deferred taxes of $0.4), respectively. These changes are reported in accumulated other comprehensive (loss) income included in stockholders' equity on the Consolidated Condensed Balance Sheets. The gains and losses are deferred until the underlying transaction is recognized in earnings.

The ineffective portion of the change in market value of these option contracts, specifically, the time-value component of $0.1 was recognized as a loss in other income (expense), net on the Consolidated Condensed Statements of Income for the three-month period ended March 31, 2002 (loss of $0.4 for the nine-month period ended March 31, 2002). For the three- and nine-month periods ended March 31, 2001, such amounts were recognized as a loss of $0.4 and $1.0, respectively. The fair value of the option contracts at March 31, 2002 of $0.1 ($1.8 at June 30, 2001) is included in prepaid expenses and other current assets on the Consolidated Condensed Balance Sheets.

We anticipate that the net gains (losses) in accumulated other comprehensive (loss) income relating to foreign currency option contracts existing at March 31, 2002 will be recognized as a gain
(loss) on foreign exchange during the three-month period ended June 30, 2002. As of March 31, 2002, the approximate length of time over which we will hedge our exposure to the variability in future cash flows associated with foreign currency royalty fees is one month. There were no cash flow hedges discontinued during the nine-month period ended March 31, 2002.

Other Derivatives - For the three-month period ended March 31, 2002, changes in the spot value of the foreign currencies and contract settlements associated with option and forward contracts amounted to a loss of $0.1 (loss of $4.6 for the nine-month period ended March 31, 2002). For the three- and nine-month periods ended March 31, 2001, such changes amounted to a gain of $7.0 and a gain of $4.8, respectively. These changes are reported in gain (loss) on foreign exchange included in other income (expense), net on the Consolidated Condensed Statements of Income. This effect would generally be offset by the translation of the assets, liabilities and future operating cash flows being hedged. The fair value of the option and forward contracts as of March 31, 2002 of $0.2 ($6.6 as of June 30, 2001) is included in prepaid expenses and other current assets on the Consolidated Condensed Balance Sheets.


(11)  Debt

As described in Note 10 to the consolidated financial statements included in our 2002 Annual Report to Stockholders, on July 27, 2002, we replaced a 1996 credit agreement with a Five-Year Revolving Credit and Competitive Advance Facility Agreement (Five-Year Facility) that expires on July 27, 2006, and a 364-Day Revolving Credit and Competitive Advance Facility Agreement (364-Day Facility) that expires on July 26, 2002 (the Credit Agreements). Together, these Credit Agreements allow for up to $385.0 in principal amount of borrowings ($192.5 for each agreement). At March 31, 2002, short-term borrowings aggregated $154.1 ($100.1 on the Five-Year Facility and $54.0 on the 364-Day Facility). These amounts are included in loans and notes payable on the Consolidated Condensed Balance Sheets. Also, in the second quarter of 2002, we filed a shelf registration statement with the Securities and Exchange Commission allowing us to issue up to $500.0 of public debt securities. As of March 31, 2002, there were no securities issued under this registration statement.


(12) Share Repurchase Authorization

As of March 31, 2002, under various share repurchase authorizations (announced during fiscal 2000, 2001 and 2002), we have repurchased 8.6 million shares of our Class A nonvoting common stock for approximately $231.7. During the nine-month period ended March 31, 2002, we purchased approximately 3.6 million shares totaling $64.1. No shares were repurchased during the three months ended March 31, 2002. During the three- and nine- month periods ended March 31, 2001, we purchased approximately 0.7 million shares totaling $22.5, and 1.0 million shares for $34.1, respectively.

(13) Subsequent Events

On April 12, 2002, we entered into an agreement with the DeWitt Wallace-Reader's Digest Fund, Inc. and the Lila Wallace Reader's Digest Fund, Inc. (the Funds) providing for a series of actions that will result in all shares of our Class B Voting Common Stock and Class A Nonvoting Common Stock being recapitalized into a single class of common stock with one vote per share. These actions include: (1) our repurchase of approximately 3.6 million shares of Class B stock from the Funds for approximately $100.0 in cash; (2) the conversion, in a merger into a wholly-owned subsidiary, of each remaining Class B share into 1.24 shares of common stock and the conversion of each Class A share into one share of common stock; and (3) the amendment of our charter to, among other things, reflect the reclassification of the stock and to divide our board of directors into three classes. Under specified circumstances, we may effect the recapitalization through a charter amendment, rather than a merger. The merger and the charter amendment are subject to stockholder approval. The Funds have agreed to vote in favor of those transactions. The transactions are subject to customary closing conditions, including financing arrangements. We expect to fund the stock repurchase transaction entirely with debt.

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

To analyze results on a comparable basis, Management's Discussion and Analysis of operating profit has been written excluding the net effect of other operating items, income of $8.2, in the second quarter of fiscal 2001. Other operating items consisted of the following:

- Adjustments to remaining accrual balances from restructuring charges originally recorded in prior periods, that resulted in a benefit of $11.3.

- Additional restructuring charges of $1.1 primarily related to costs associated with the discontinuation of certain unproductive businesses.

- An impairment loss of $2.0 relating to goodwill associated with Walking magazine.


Three-Month Period Ended March 31, 2002, Compared With Three-Month Period Ended March 31, 2001

Results of Operations:  Company-Wide

Revenues and Operating Profit

Revenues for the third quarter of 2002 declined 9% to $542, compared with $598 in the third quarter of 2001. Excluding the adverse impact of changes in foreign currency exchange rates, revenues declined 7%. Revenues declined due to weak performance in the North America Books and Home Entertainment, U.S. Magazines, and International Businesses segments.

The 14% decline in revenues for North America Books and Home Entertainment was driven by lower sales in U.S. Books and Home Entertainment, partially offset by a 25% increase in revenues at Books Are Fun and a 6% increase in revenues in Canada. Overall, revenues declined due to planned significant reductions in mail quantities and lower response rates because of changes we made to sweepstakes promotions to comply with our 2001 agreement with 32 state attorneys general and the District of Columbia, continued softness in the U.S. economy, and to reduce promotion costs.

Revenues for U.S. Magazines decreased 12% due primarily to lower circulation revenues, lower volumes at QSP, Inc., and the absence of revenues from Walking magazine, which was discontinued in June 2001. Additionally, during the third quarter of 2002, we announced our intention to cease publication of New Choices magazine.

International Businesses also experienced softness this quarter, declining 8%. This decline was primarily attributable to lower sales of music products and Select Editions in certain countries.

Operating profit declined 46% in the third quarter of 2002 to $22, compared with $40 in the third quarter of 2001. This was a result of lower sales volumes in North America Books and Home Entertainment and our International Businesses and lower circulation revenues in U.S. Magazines. These decreases were partially offset by lower promotion costs in U.S. Magazines and the benefits of cost reduction initiatives.

Other Income (Expense), Net

Other income (expense), net decreased to $2 in the third quarter of 2002, compared with $3 in the prior year period. The primary changes were:

   -  Lower interest income recognized of $(2).
   - Increased income recognized from sales of certain marketable securities of $3.
   - A lower net foreign exchange gain from our hedging program of $1, compared with a net gain in the prior period of $3.

Income Taxes

The effective tax rate for the third quarter of 2002 was 31.5%, compared with a rate of 35.0% for the third quarter of 2001. The lower effective tax rate for the current period was primarily attributable to the absence of nondeductible goodwill amortization primarily related to Books Are Fun, Ltd. in response to our adoption of Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets, and the effects of tax planning strategies.

Net Income and Earnings Per Share

For the third quarter of 2002, net income was $16, or $0.16 per share for both basic and diluted earnings per share. In the prior year period, net income was $28 or $0.27 per share for both basic and diluted earnings per share.

Effective July 1, 2001, we elected early adoption of SFAS No. 142. Accordingly, no goodwill amortization was recognized during the third quarter of 2002. Net income in the third quarter of 2001 included goodwill amortization of $5, or $0.05 per share on a diluted-earnings basis, primarily related to Books Are Fun, Ltd., which is included in the North America Books and Home Entertainment operating segment.


Results of Operations:  Operating Segments

North America Books and Home Entertainment

Revenues for North America Books and Home Entertainment decreased 14% in the third quarter of 2002 to $147, compared with $171 in the third quarter of 2001. The decrease was primarily attributable to lower sales across all products due to planned reductions in mail quantities and lower shipments, partially offset by higher revenues at Books Are Fun. In anticipation of lower response rates due to promotion changes required by the attorneys general sweepstakes agreement and continued softness in the U.S. economy, we significantly reduced our mail quantities in the third quarter of 2002, which resulted in mail quantities that were substantially lower than the prior year period.
In addition, lower than expected response rates to our mailings, due in part to direct mail disruptions in the aftermath of the September 11th terrorist attacks and postal system anthrax scares, resulted in lower sales volume compared with the prior year period.

This decrease in revenues was partially offset by a 25% increase in revenues at Books Are Fun. This growth was driven by a 28% increase in school event sales and a 22% increase in corporate event sales, and more effective product selection.

Operating profit for the third quarter of 2002 decreased significantly to $1, compared with $13 in the third quarter 2001. The decrease was primarily a result of lower sales volume described above and investment in new marketing channels, including telemarketing and direct-response television. Lower profits attributable to these factors were partially offset by higher profits at Books Are Fun from increased sales volume and by lower costs from reengineering activities at U.S. Books and Home Entertainment.

International Businesses

Revenues for International Businesses decreased 8% to $242 for the third quarter of 2002, compared with $264 for the prior year period. Excluding the adverse effect of changes in foreign currency exchange rates, revenues decreased 4%. The decline was primarily driven by reduced mail quantities, to eliminate marginally profitable mailings, and lower response rates for some products, due to unfavorable economic conditions in many countries. Specifically, the declines were attributable principally to:

   - Reduced mail quantities and lower response rates for certain products, including Select Editions, music products, and general books, in Germany, Australia, Poland and France.
   - A planned shift of several mailings to the fourth quarter in Poland and the Benelux region.
   - Lower magazine circulation due to decreased mail quantities in France.
   - Planned reductions in mail quantities in Argentina due to poor economic conditions in that country.

These decreases were partially offset by increased revenues in Brazil, Russia, and Hungary. These increases were primarily attributable to:

   - Higher response rates to mailings for general books due to more appealing product offerings, and higher average prices for Select Editions in Brazil.
   - Increased mail quantities to new customers and improved response rates to mailings for general books in Russia and Hungary.

Operating profit decreased 46% to $12 in the third quarter of 2002, compared with $22 in the third quarter of 2001. The profit decline was primarily due to the revenue changes described above and investments in new marketing channels, including telemarketing, and new products, partially offset by increased profits from our international magazines.

U.S. Magazines

Revenues for U.S. Magazines decreased 12% to $132 in the third quarter of 2002, compared with $149 in the third quarter of 2001. The decline in revenues was attributable to both magazines and QSP, Inc. The decline in magazine revenues was primarily a result of lower subscription revenues for Reader's Digest magazine due to lower renewal and donor subscriptions resulting principally from the aftermath of the September 11th terrorist attacks and subsequent anthrax scare, partially offset by the addition of new subscriptions at lower introductory rates. Also contributing to the decline was the absence of revenues in 2002 from Walking magazine, which was discontinued in June 2001. These declines were partially offset by increased newsstand sales. Advertising revenues were flat when compared with the prior year period.

QSP revenues declined in the third quarter, when compared with the prior year period, primarily as a result of lower unit volume in food and gift products due to the soft U.S. economy and the reduced level of fundraising events by schools after the September 11th terrorist attacks.

Operating profit declined 50% to $6 in the third quarter of 2002, compared with $11 in the third quarter of 2001. The decrease in operating profit is attributable principally to lower revenues, partially offset by overhead cost reductions, lower promotion costs for Reader's Digest and New Choices magazines, and changes in the sales mix at QSP, Inc. to higher margin products.

During the quarter, we announced our intention to cease publication of New Choices magazine.

New Business Development

Revenues for New Business Development increased 64% for the third quarter of 2002 to $21, compared with $13 in the prior year period. This increase was primarily driven by an increase in revenues from our financial product alliances, including a contract termination payment of $5 from a former insurance alliance partner, and growth in both insurance and investment products in the U.S. and abroad.

Operating profit increased to $3 for the third quarter of 2002, compared with a loss of $(6) in the prior year period, due to increased revenues from our financial product marketing alliances and reduced costs at Gifts.com pending planned divestiture of this business, which was announced in April. We do not expect the sale of Gifts.com to have a material impact on our operating results.

Nine-Month Period Ended March 31, 2002, Compared With Nine-Month Period Ended March 31, 2001

Results of Operations:  Company-Wide

Revenues and Operating Profit

Revenues for the nine-month period ended March 31, 2002 decreased 8% to $1,823, compared with $1,974 in the prior year period. Excluding the adverse impact of changes in foreign currency rates, revenues declined 6%. The decrease in revenues is primarily attributable to weaker performance in the North America Books and Home Entertainment segment, and to a lesser extent, in our U.S. Magazines and International Businesses segments. Offsetting a portion of these declines were higher revenues from growth in our New Business Development segment.

The 15% decline in revenues in North America Books and Home Entertainment consisted of a 19% decline in revenues at U.S. Books and Home Entertainment, partially offset by a 13% increase in revenues at Books Are Fun and a 4% increase in Canada. The decline in U.S. Books and Home Entertainment was attributable to significant reductions in mail quantities in anticipation of lower response rates resulting from changes we made to sweepstakes promotions to comply with our 2001 agreement with 32 state attorneys general and the District of Columbia, continued softness in the U.S. economy, and to reduce promotion costs. The September 11th terrorist attacks and subsequent postal system anthrax scare, as well as our actions to scale back our music and video businesses, further reduced this segment's results.

The 8% decline in U.S. Magazines was attributable to lower circulation and advertising revenues as well as the absence of revenues from Walking magazine, which was discontinued in June 2001. In addition, revenues at QSP, Inc. declined 5% due to lower volumes, and the cancellation or displacement of events during the second quarter of 2002, QSP, Inc.'s peak season, and the continued reduced level of school fundraising events due to the aftermath of the September 11th terrorist attacks and anthrax scare. Additionally, during the third quarter of 2002, we announced our intention to cease publication of New Choices magazine.

Revenues for our International Businesses segment declined 4% during the period due to weaker performance of music and video products and Select Editions. In addition, Reader's Digest magazine revenues in our international markets declined 7% due to lower circulation.

Operating profit for the nine-month period ended March 31, 2002 decreased 37% to $151, compared with $241 in the prior year period. This change is a direct result of the revenue declines described above and continued investment in new marketing channels. Partially offsetting the revenue declines were an increase in profits at Books Are Fun and the New Business Development segment, and lower operating costs.

Other Income (Expense), Net

Other income (expense), net increased to $(6) for the nine-month period ended March 31, 2002, compared with $(5) in the prior year period. Excluding equity in losses (including goodwill amortization) associated with our investment in BrandDirect Marketing, Inc., other expense, net was income of $8 for the nine months ended March 31, 2001. The primary reasons for the change in expenses, excluding the losses in BrandDirect Marketing, Inc., were:

   -  Lower interest income recognized of $(2).
   - Lower income recognized from sales of certain marketable securities of $(3).
   - Lower interest expense recognized, as a result of lower interest rates, of $2.
   - A net foreign exchange loss from our hedging program of $(3), compared with a net gain in the prior period of $4.
   - Income recognized in the prior period for a contract termination payment of $4.

Income Taxes

The effective tax rate for the nine months ended March 31, 2002 was 35.2%, compared with a rate of 37.0% for the prior year period. The lower effective tax rate for the current period was primarily attributable to the absence of nondeductible goodwill amortization primarily related to Books Are Fun, Ltd. in response to our adoption of SFAS No. 142, and the effects of tax planning strategies.

Net Income and Earnings Per Share

For the nine-month period ended March 31, 2002, net income was $94, or $0.92 per share on a diluted-earnings basis ($0.93 per share for basic earnings per share). In the prior year period, net income was $154, or $1.47 per share on a diluted-earnings basis ($1.49 per share for basic earnings per share).

Effective July 1, 2001, we elected early adoption of SFAS No. 142. Accordingly, no goodwill amortization was recognized during nine months ended March 31, 2002. Net income for the nine months ended March 31, 2001 included goodwill amortization of $16, or $0.15 per share on a diluted-earnings basis, primarily related to Books Are Fun, Ltd., which is included in North America Books and Home Entertainment.


Results of Operations:  Operating Segments

North America Books and Home Entertainment

Revenues for North America Books and Home Entertainment for the nine-month period ended March 31, 2002 decreased 15% to $491, compared with $579 for the prior year period. This decline was primarily attributable to lower sales across all products and was driven by the effects of promotion changes required by the 2001 attorneys general sweepstakes agreement and continued softness in the U.S. economy.
These two influences prompted us to reduce mail quantities. Due to the aftermath of the September 11th terrorist attacks and subsequent anthrax scare, revenues were lower than expected. The decrease in revenues was partially offset by a 13% increase in revenues at Books Are Fun, due to increased school and corporate events and more effective product selection, and a 4% increase in revenues in Canada.

Operating profit for the nine-month period ended March 31, 2002 decreased 82% to $13, compared with $74 for the prior year period. The decline was primarily due to the revenue declines described above, investments in new marketing channels, such as telemarketing and outside mailing lists, partially offset by a 100% increase in profits at Books Are Fun, from increased revenues, and the benefits of reengineering activities.

International Businesses

Revenues from International Businesses for the nine-months ended March 31, 2002 decreased 4% to $788, compared with $823 in the prior year period. Excluding the adverse effects of changes in foreign currency exchange rates, revenues declined 2%. The decrease in revenues is primarily attributable to reduced mail quantities to eliminate marginally unprofitable mailings, and lower response rates for products
in some markets.   Primary factors include:

   - Reduced mail quantities and lower sales for music and video products, and other products in Germany and Poland.
   - Lower mail quantities and response rates for most all products in Australia.
   - Planned reductions in mail quantities and response rates in Argentina due to poor economic conditions in that country.

Partially offsetting these declines are increased revenues in most Eastern European countries, Russia, France, and Brazil from increased mail quantities and orders for some products. Specific reasons include:

   - Increased orders for general books, new music product introductions and higher priced products in Czech Republic and Slovakia.
   - Increased mail quantities to new customers and new music product introductions in Hungary and Russia.
   - Increased response rates to mailings for general books and music series products, due to more appealing product offerings, increased use of new channels, and better payment performance, which partially offset the effects of the weak economy in Brazil.

Operating profit for the nine-month period ended March 31, 2002 decreased 35% to $63, compared with $97 in the prior year period. The decline is principally due to the revenue changes described above, investments in new channels, and increased promotion costs in the United Kingdom. These declines were partially offset by improved operating profit from our international magazines, primarily due to lower promotion costs.

U.S. Magazines

Revenues for U.S. Magazines decreased 8% to $489 for the nine-month period ended March 31, 2002, compared with $531 for the nine-month period ended March 31, 2001. The decline in revenues was attributable to a decrease in circulation revenues for Reader's Digest magazine and some of our special interest magazines, due to lower renewal and donor subscriptions due to the aftermath of the September 11th terrorist attacks and subsequent anthrax scare, partially offset by the addition of new subscriptions at lower introductory rates. Also contributing to the decline were lower advertising revenues from softness in the U.S. advertising market and the absence of revenue from Walking magazine, which was discontinued in June 2001.

Contributing to the overall decline in this segment was a 5% decrease in revenues at QSP, Inc. Many QSP, Inc. events were either displaced or cancelled during the second quarter of 2002, QSP, Inc.'s peak seasonal marketing period as a result of the September 11th terrorist attacks. The reduced level of school fundraising events after the September 11th terrorist attacks and continued softness in the U.S. economy also contributed to the decrease in revenues.

Operating profit for the nine-month period ended March 31, 2002 decreased 10% to $76, compared with $84 in the prior year period. The decrease was caused by the revenue declines described above and incremental costs for Reader's Digest magazines associated with additional customer mailings to replace mailings whose effectiveness was diminished in the aftermath of the September 11th terrorist attacks and anthrax scare. The declines were partially offset by overhead cost reductions and lower promotion costs for Reader's Digest and New Choices magazines, and changes in the sales mix at QSP, Inc. to higher margin products. During the third quarter of 2002, we announced our intention to cease publication of New Choices magazine.

New Business Development

Revenues from New Business Development increased 34% to $55 for the nine-month period ended March 31, 2002, compared with $41 for the nine-month period ended March 31, 2001. The growth in this segment was driven by a contract termination payment of $5 from a former insurance alliance partner, continued growth in revenues from our other financial product marketing alliances globally, and catalog and Internet revenues at Gifts.com.

Operating losses decreased 92% to $(1) for the nine-month period ended March 31, 2002, compared with $(15) for the prior year period. This improvement was attributable to revenue growth from our marketing alliances, and lower operating costs at Gifts.com pending planned divestiture of this business, which was announced in April. We do not expect the sale of Gifts.com to have a material impact on our operating results.


Forward-Looking Information

Fiscal 2002 Results

We anticipate earnings in the range of $0.18 to $0.23 per share for the fourth quarter of 2002, excluding one-time charges. Much of the investment made throughout fiscal 2002 will begin to drive year over year growth in both revenues and operating profits in the fourth quarter. They include the launch of new series products and Select Editions in many of our developing markets, and the shift in series activity in some of our developed markets. Profitability in the fourth quarter should also benefit from cost cutting initiatives throughout Europe, Latin America, and Australia.

In response to weaker performance of U.S. Books and Home Entertainment, we announced, in April 2002, new initiatives to reduce costs at North America Books and Home Entertainment, including:

   -  Elimination of an unprofitable catalog business.
   -  Exiting the video business, except children's videos.
   -  Reducing some continuity series and general books.
   -  Consolidation of two business units, Health and Home.
   -  Reducing mail quantities by approximately 40%.
   -  Reducing editorial, promotion, distribution, and overhead costs.

We also announced a reduction-in-force of approximately 100 jobs, mostly related to U.S. Books and Home Entertainment. We expect that losses will continue in U.S. Books and Home Entertainment in the fourth quarter as we reposition this business and as the cost-reduction measures begin to take effect.

While these initiatives should reduce costs, we will continue to diversify into new channels, including direct-response television, telemarketing, and marketing alliances. We will emphasize products with growth potential, including Reader's Digest Young Families and Select Editions. We will also develop products for sale directly through Books Are Fun and leverage our relationship with Reiman Publications LLC.

In addition, we intend to reduce the rate base for Reader's Digest magazine from 12.5 million copies to 12 million copies. This reduction is somewhat less than the number of subscriptions we lost in the second quarter of 2002 due in part to the September 11th terrorist attacks and anthrax scare. We anticipate that this reduction will enable the magazine to reduce new subscriber acquisition costs and improve profitability.

On March 21, 2002, we entered into a definitive agreement to acquire substantially all of the assets and assume specified liabilities of Reiman Holding Company, LLC and subsidiaries (Reiman) for $760 in cash, subject to adjustment. Reiman publishes cooking, gardening, country lifestyle and nostalgia magazines and books in the United States and Canada. We expect to finance the acquisition entirely through debt. The acquisition is subject to customary closing conditions, including finalizing financing arrangements. We expect to close the acquisition in the fourth quarter of 2002.

On April 12, 2002, we entered into an agreement with the DeWitt Wallace-Reader's Digest Fund, Inc. and the Lila Wallace Reader's Digest Fund, Inc. (the Funds) providing for a series of actions that will result in all shares of our Class B Voting Common Stock and Class A Nonvoting Common Stock being recapitalized into a single class of common stock with one vote per share. These actions include: (1) our repurchase of approximately 3.6 million shares of Class B stock from the Funds for approximately $100 in cash; (2) the conversion, in a merger into a wholly-owned subsidiary, of each remaining Class B share into 1.24 shares of common stock and the conversion of each Class A share into one share of common stock; and (3) the amendment of our charter to, among other things, reflect the reclassification of the stock and to divide our board of directors into three classes. Under specified circumstances, we may effect the recapitalization through a charter amendment, rather than a merger. The merger and the charter amendment are subject to stockholder approval. The Funds have agreed to vote in favor of those transactions. The transactions are subject to customary closing conditions, including financing arrangements. We expect to fund the stock repurchase transaction entirely with debt.

In the third quarter of 2002, the Governors of the Postal Service approved a postal rate increase effective June 30, 2002. We estimate the rate increase will raise our postage costs in the United States by approximately 9%, or approximately $10 million in 2003. This estimate does not include any impact as a result of the pending Reiman acquisition.


Liquidity and Capital Resources

                                                                    Nine-month
                                                                   period ended
                                                                  March 31, 2002

Cash and cash equivalents at June 30, 2001                             $ 35

Net change in cash due to:
  Operating activities                                                   94
  Investing activities                                                   (9)
  Financing activities                                                  (81)
  Effect of exchange rate changes on cash and cash equivalents            2
                                                                       ----
Net change in cash and cash equivalents                                   6

Cash and cash equivalents at March 31, 2002                            $ 41
                                                                       ====

Cash and cash equivalents increased to $41 at March 31, 2002, compared with $35 at June 30, 2001. The increase is attributable to favorable changes in working capital, partially offset by repayments of debt and share repurchases.

As described in Note 10 to the consolidated financial statements included in our 2001 Annual Report to Stockholders, on July 27, 2001, we replaced a 1996 credit agreement with a Five-Year Revolving Credit and Competitive Advance Facility Agreement that expires on July 27, 2006, and a 364-Day Revolving Credit and Competitive Advance Facility Agreement that expires on July 26, 2002 (the Credit Agreements). Together, these Credit Agreements allow for up to $385 in principal amount of borrowings ($192.5 for each agreement). The Credit Agreements contain covenants to maintain a minimum level of interest coverage and a maximum level of leverage. At March 31, 2002, we had borrowings of $154 outstanding under the Credit Agreements and were in compliance with all covenants. The weighted average interest rate on these borrowings for the nine months ended March 31, 2002 was 3.5%. It is currently our intention to repay the outstanding amount by the end of 2002.

In the second quarter of 2002, we filed a shelf registration statement with the Securities and Exchange Commission allowing us to issue up to $500 of public debt securities. As of March 31, 2002, there were no securities outstanding under this registration statement.

In May 2001, we announced authorization to repurchase up to a total of $250 in shares of our outstanding Class A nonvoting common stock, which superseded a 5.0 million share repurchase authorization announced in October 2000. As of March 31, 2002, we had purchased approximately 3.6 million shares for approximately $64 under the May 2001 repurchase authorization.

We expect to finance the pending Reiman acquisition and the pending repurchase of shares of Class B stock in connection with the proposed recapitalization entirely through debt. We expect to close the acquisition in the fourth quarter of 2002 and the recapitalization transactions in the fourth quarter of 2002 or the first quarter of 2003.

We believe that our liquidity, capital resources, cash flows and borrowing capacity are sufficient to fund normal capital expenditures, working capital requirements, the payment of dividends, the execution of our share repurchase program, and the implementation of our strategic initiatives.


Currency Risk Management

In the normal course of business, we are exposed to the effects of foreign exchange rate fluctuations on the U.S. dollar value of our foreign subsidiaries' results of operations and financial condition. Historically, we purchased foreign currency option and forward contracts to minimize the effect of fluctuating foreign currency exchange rates on our earnings and specifically identifiable anticipated transactions. We have performed a detailed cost benefit analysis of hedging our non-U.S. profits and have decided to discontinue this practice prospectively. We will continue to hedge known significant transactional exposures.

At March 31, 2002, our primary foreign currency market exposures included the euro and the British pound. We estimate that the results of a uniform 10% weakening in the value of the U.S. dollar relative to the currencies in which our option contracts are denominated, with all other variables held constant, would cause the fair value to decrease $(3). Similarly, the impact of a 10% strengthening in the value of the U.S. dollar would not have a significant impact.

These estimates represent changes to the fair value of our option contracts on a stand-alone basis. Such changes would be substantially offset by the related impact on the assets, liabilities, and operating profits being hedged. Also, this calculation assumes that each exchange rate would change in the same direction relative to the U.S. dollar. Changes in exchange rates not only affect the U.S. dollar value of the fair value of these derivatives, but also affect the underlying foreign subsidiaries' income. Our sensitivity analysis as described above does not consider potential changes in local sales levels, or currency prices, or the mitigating effects of option contracts.


Recent Accounting Standards

In June 2001, the Financial Accounting Standards Board issued SFAS No. 143, Accounting for Asset Retirement Obligations. This statement requires the recording of an asset and a liability equal to the present value of the estimated costs associated with the retirement of long-lived assets where a legal or contractual obligation exists. The asset is required to be depreciated over the life of the related equipment or facility, and the liability accreted each year based on a present value interest rate.

We are required to adopt SFAS No. 143 no later than July 1, 2002
(fiscal 2003). We do not expect adoption of this statement to have a material impact on our operating results.


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

Some of these risks and uncertainties include factors relating to:

- the effects of potentially more restrictive privacy and other governmental regulation relating to our marketing methods;
-  the effects of modified and varied promotions;
-  our ability to identify customer trends;
- our ability to continue to create a broadly appealing mix of new products;
- our ability to attract and retain new and younger magazine subscribers and product customers in view of the maturing of an important portion of our U.S. customer base;
- our ability to attract and retain subscribers and customers in an economically efficient manner;
-  the effects of selective adjustments in pricing;
- our ability to expand and more effectively utilize our customer database;
- our ability to expand into new international markets and to introduce new product lines into new and existing markets;
-  our ability to expand into new channels of distribution;
- our ability to negotiate and implement productive acquisitions (including the Reiman acquisition), strategic alliances and joint ventures;
- our ability to integrate newly acquired and newly formed businesses successfully (including the Reiman business);
- the strength of relationships of newly acquired and newly formed businesses (including the Reiman business) with their employees, suppliers and customers;
- the accuracy of the basis of forecasts relating to newly acquired and newly formed businesses (including the Reiman business);
- our ability to contain and reduce costs, especially through global efficiencies;
- the cost and effectiveness of re-engineering of business processes and operations;
- the accuracy of management's assessment of the current status of our business;
-  the evolution of our organizational and structural capabilities;
- our ability to respond to competitive pressures within and outside the direct marketing industry, including the Internet;
-  the effects of worldwide paper and postage costs;
- the effects of possible postal disruptions on deliveries of promotions, products and payments;
-  the effects of foreign currency fluctuations;
- the accuracy of management's assessment of the future effective tax rate and the effect of initiatives to reduce the rate;
-  the effects of the transition to the euro;
-  the adequacy of our financial resources;
- the effects of increased leverage resulting from additional borrowings of $950 million to finance the Reiman acquisition and the repurchase of 3,636,363 shares of Class B Voting Common Stock from the Funds;
- the effects of unforeseen economic and political changes in the markets where we compete;
- the economic effects of the September 11, 2001 terrorist attacks, the anthrax scare and subsequent related events, especially those affecting the direct marketing industry;
-  the effects and pace of our stock repurchase program; and
-  the effects of general economic conditions.

PART II.  OTHER INFORMATION


Item 6. EXHIBITS AND REPORTS ON FORM 8-K.

(b)   Reports on Form 8-K

      During the three months ended March 31, 2002, we filed the following report on Form 8-K:

        - Current report on Form 8-K dated January 24, 2002 including a press release relating to the second quarter fiscal 2002 earnings release and related remarks of the Chief Executive Officer and the Chief Financial Officer.

        - Current Report on Form 8-K dated March 22, 2002 including a press release relating to the Company's agreement to acquire substantially all of the assets of Reiman Holding Company, LLC, and related remarks of the Chief Executive Officer, a related presentation of the Chief Executive Officer and a press release relating to recent stockholder matters.

        - Current Report on Form 8-K dated March 25, 2002 including the Asset Purchase Agreement, dated as of March 21, 2002, by and among the Company, Reiman Holding Company, LLC, and the equityholders of Reiman Holding Company, LLC set forth on the signature pages thereto.

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






                                       The Reader's Digest Association, Inc.
                                       -------------------------------------
                                       (Registrant)



Date:  May 7, 2002               By:   THOMAS D. BARRY
                                       -------------------------
                                       Thomas D. Barry
                                       Vice President and Corporate Controller
                                       (chief accounting officer and authorized
                                       signatory)