Form 10-K
period 2002-06-30
READERS DIGEST ASSOCIATION INC
filed 2002-09-23
CIK 858558

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-K

           [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2002        Commission file number: 1-10434

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

The aggregate market value of registrant's voting stock held by non-affiliates of registrant, at September 12, 2002, was approximately $98,500,000, based on the closing price of registrant's Class B Voting Common Stock on the New York Stock Exchange--Composite Transactions on such date.

At September 12, 2002, 88,296,559 shares of the registrant's Class A Nonvoting Common Stock and 12,432,164 shares of the registrant's Class B Voting Common Stock were outstanding.

                     DOCUMENTS INCORPORATED BY REFERENCE

Annual Report to Stockholders of The Reader's Digest Association, Inc. for the fiscal year ended June 30, 2002. Certain information therein is incorporated by reference into Part I and Part II hereof.

Proxy Statement for the Annual Meeting of Stockholders of The Reader's Digest Association, Inc. to be held on November 8, 2002. Certain information therein is incorporated by reference into Part III hereof.

                              TABLE OF CONTENTS

                                                                           Page
PART I

    ITEM 1. BUSINESS....................................................     1
      Strategic Initiatives.............................................     1
      Operating Segments................................................     1
      Books and Home Entertainment......................................     2
         Select Editions................................................     3
         Series Books...................................................     3
         General Books..................................................     3
         Music..........................................................     3
         Video..........................................................     4
         Books Are Fun, Ltd.............................................     4
         Reader's Digest Young Families and Reader's Digest Children's
           Publishing...................................................     5
         Financial Services Marketing Alliances.........................     5
         Gifts.com and Good Catalog Company.............................     5
         Production and Fulfillment.....................................     6
      Reader's Digest Magazine, Special Interest Magazines and Reiman
        Media Group.....................................................     6
         Circulation and Advertising....................................     7
         Reader's Digest Magazine Editorial.............................     8
         rd.com.........................................................     9
         Reiman Media Group.............................................     9
         QSP............................................................    11
         Custom Publishing..............................................    11
         Production and Fulfillment.....................................    11
      Marketing.........................................................    12
      Information Technology and Customer Database Enhancement..........    13
      Competition and Trademarks........................................    14
      Employees.........................................................    14
      Executive Officers................................................    15

    ITEM 2. PROPERTIES..................................................    17

    ITEM 3. LEGAL PROCEEDINGS...........................................    17

    ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.........    18


PART II

    ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
            STOCKHOLDER MATTERS.........................................    19

    ITEM 6. SELECTED FINANCIAL DATA.....................................    19

    ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATION..........................    19

                              TABLE OF CONTENTS
                                 (Continued)

                                                                           Page

    ITEM 7A.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
            MARKET RISK.................................................    21

    ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.................    21

    ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
            ON ACCOUNTING AND REPORTING MATTERS.........................    21


PART III

    ITEM 10.DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT..........    22

    ITEM 11.EXECUTIVE COMPENSATION......................................    22

    ITEM 12.SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
            AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS..............    22

    ITEM 13.CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS..............    22

    ITEM 14.CONTROLS AND PROCEDURES.....................................    22


PART IV

    ITEM 15.EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
            ON FORM 8-K.................................................    23

    SIGNATURES..........................................................    27

    INDEX TO CONSOLIDATED FINANCIAL STATEMENTS..........................    29









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


Strategic Initiatives

      The key elements of our long-term growth strategy include:

      -   revitalizing the Reader's Digest magazine franchise;

      -   developing new marketing channels outside of sweepstakes direct mail;

      - offering new products and services to attract new customers and build deeper relationships with existing customers

      -   offering products beyond published products;

      -   continuing our geographic expansion; and

      -   integrating the Internet into all of our businesses.

To implement this strategy, we expect to invest in internal growth opportunities in our core businesses. We also expect to make acquisitions and form alliances that leverage our core strengths.


Operating Segments

      During the fourth quarter of fiscal 2002, we modified our reporting segments to reflect our new internal management organization. Our reporting segments are: North America Books and Home Entertainment, U.S. Magazines, and International Businesses. We redistributed our former New Business Development segment primarily between our North America Books and Home Entertainment segment and our International Businesses segment.

      North America Books and Home Entertainment:

      - Publishes and markets, primarily through direct marketing, Books and Home Entertainment products in the United States and Canada;

      - Includes Reader's Digest Magazines Limited (Canada), which publishes and markets, primarily through direct marketing, Reader's Digest magazine in Canada;

      - Sells Reader's Digest magazine and other publishers' magazines and products through youth fundraising campaigns of Quality Service Programs Inc. in Canada;

      - Sells books and gift items, including Reader's Digest Books and Home Entertainment products, by display marketing products on-site through independent sales representatives at schools and businesses through Books Are Fun, Ltd. in the United States;

      - Includes the operations of our financial services alliances in the United States and Canada; and

      - Includes the operations of Gifts.com, Inc. (including Good Catalog Company), which will cease operations in fiscal 2003.

      U.S. Magazines:

      - Publishes and markets, primarily through direct marketing, Reader's Digest magazine and several special interest magazines in the United States;

      - Publishes and markets, primarily through direct marketing, several magazines and books, as well as operating complementary businesses of Reiman Media Group, Inc., which we acquired on May 20, 2002; and

      - Sells its magazines and other publishers' magazines and products through youth fundraising campaigns of QSP, Inc. in the United States.

      International Businesses, which operates outside of the United States and Canada:

      - Publishes and markets, primarily through direct marketing, Books and Home Entertainment products, Reader's Digest magazine in numerous editions and languages, and several special interest magazines; and

      - Includes the operations of our financial services alliances and other new business development initiatives, including the introduction of display marketing and youth-fundraising marketing, in some of our international markets.

      Financial information about each of our reporting segments is included in Note 14 to our consolidated financial statements, which are incorporated by reference into this report.


Books and Home Entertainment

      Our Books and Home Entertainment products consist of Reader's Digest Select Editions, series books, general books, recorded music collections and series, home video products and series, and Reader's Digest Young Families and Reader's Digest Children's Publishing products. We market these products principally by direct mail through our North America Books and Home Entertainment and International Businesses reporting segments. North America Books and Home Entertainment also sells books and gift items, including Reader's Digest books and home entertainment products, by display marketing products on-site, through independent sales representatives, at schools and businesses through Books Are Fun. For more information about how we market our Books and Home Entertainment products, please refer to the section of this report captioned "Marketing."

      The principal products in Books and Home Entertainment, globally, are books and music products. Global book products generated revenues in fiscal 2002 of $1,063.7 million, consisting of $481.1 million primarily in North America Books and Home Entertainment and $582.6 million in International Businesses. In fiscal 2001, global revenues for books were $1,111.5 million ($521.5 million primarily in North America Books and Home Entertainment and $590.0 million in International Businesses) and in fiscal 2000, global revenues for books were $1,089.1 million ($492.5 million primarily in North America Books and Home Entertainment and $596.6 million in International Businesses).


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


   Series Books

      We market two types of series books--reading series and illustrated series. These book series may be either open-ended and continuing or closed-ended, consisting of a limited number of volumes. We publish reading series books in four languages and market them in the United States, Canada and nine other countries. Our reading series include The World's Best Reading, which consists of full-length editions of classic works of literature. We publish six or seven volumes of The World's Best Reading each year in the United States, Canada and four other countries and in two
languages.   We publish illustrated series, which are generally closed-ended, in 10 languages and market them in the United States, Canada and 17 other countries.


   General Books

      Our general books consist primarily of reference books, cookbooks, "how-to" and "do-it-yourself" books and children's books, some of which we publish in series. We also publish books on subjects such as history, travel, religion, health, nature, home, computers and puzzles. We publish general books in 18 languages and market them in the United States, Canada and 34 other countries.

      New general books are usually original Reader's Digest books, but may also be books acquired from other publishers. During the development period for an original Reader's Digest book, we conduct extensive research and prepare an appropriate marketing strategy for the book.

      We sell most copies of a general book through initial bulk promotional mailings. We also sell substantial additional copies through subsequent promotions, through catalog sales and through the use of sales inserts in mailings for other Reader's Digest products. We also distribute our general books for retail sale in stores through independent distributors, and through our Books Are Fun, Ltd. subsidiary.


   Music

      Our music collections, released on compact discs and cassettes in the United States, Canada and 31 other countries, span a broad range of musical styles, ranging from classical to pop, and from jazz to local folk. We offer both international and local repertoires, which reflect our customers' taste and expectations. In most markets, we also sell music series, in various musical genres. Global music products generated revenues in fiscal 2002 of $223.5 million consisting of $59.0 million in North America Books and Home Entertainment and $164.5 million in International Businesses. In fiscal 2001, global revenues for music products were $266.3 million ($79.9 million in North America Books and Home Entertainment and $186.4 million in International Businesses) and in fiscal 2000 global revenues of $277.5 million ($80.4 million in North America Books and Home Entertainment and $197.1 million in International Businesses.)

      We license existing recordings from major record companies and sponsor our own recordings with the world's most renowned orchestras and with international and local artists. Our music vault now consists of approximately 10,000 selections, which are used in our music collections around the world. We also license our selections to third parties for retail sales or for movie synchronization. Our focus in recent years has been acquiring more rights to master recordings.

      We are a member of the Recording Industry Association of America in the United States, and we have been recognized with 51 gold, platinum and multi-platinum certificates. In several other countries, we are a member of the International Federation of the Phonographic Industry.


   Video

      Our single sales home video products and series reflect the core interests of our global customers--travel, natural history, history, science, and emerging areas of interest-health and computers. We market video products through direct response channels in the United States, Canada and 24 other countries. In some countries, we also sell our home video products through retail outlets. In April 2002, Reader's Digest announced that it would exit the home video products business in the United States, except for children's videos.

      We are working with award-winning production companies in the United States, Europe and Australia to create original programs with very high editorial and production standards--programs that will stand out in a competitive marketplace. Several original programs have won awards of excellence, including five Emmy awards and, in 2001, four Crystal Awards of Excellence and a Cine Golden Eagle Award. Most of our original documentary programs are being licensed to broadcasters worldwide. We are keeping pace with new technological developments--including creating a Global Video Digital Library--that will allow us to deliver even better quality, multi-dimensional programs to our customers.


   Books Are Fun, Ltd.

      Books Are Fun, Ltd., a wholly owned subsidiary of Reader's Digest, sells premium-quality books and gift items, including Reader's Digest books and home entertainment products, at discount prices by display marketing those products on-site at schools and businesses in all 50 states of the United States and across Canada using book fairs and other displays. Book categories sold by Books Are Fun include best-selling novels, cookbooks, children's books, education, sports, hobby, nature, travel and self-help titles. Non-book categories include music, videos and gift items, such as jewelry and art. Books Are Fun's products are sold through approximately 900 independent sales agents, who serve approximately 65,000 schools, 12,000 large corporations and institutions, 14,000 day-care centers and 40,000 small businesses. Since many individuals purchase these products for gift giving, Books Are Fun's sales cycle is largely seasonal, reflecting substantial volume in the second quarter of our fiscal year.

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

      The Books Are Fun business model is being rolled out in a number of international markets. Commercial operations are underway in France and Mexico and the concept is currently in market testing and early development phases elsewhere.


   Reader's Digest Young Families and Reader's Digest Children's Publishing

      Our Reader's Digest Young Families subsidiary sells products for children up to age 8, primarily through direct mail and telemarketing. The division's products include interactive books, such as Sesame Street ABCs and Elmo's Neighborhood, and videos, such as The Country Mouse and the City Mouse. Young Families currently sells its products principally in the United States. Our Reader's Digest Children's Publishing subsidiary produces books, games and other products under the Reader's Digest Children's Publishing imprint for children up to age 12 for retail sale as well as direct marketing through Reader's Digest (mail, telemarketing, display marketing, company catalogs, etc.) and other channels, including the Internet. The products represent popular brands such as Barbie, Disney (Winnie the Pooh and classic Disney characters), Hasbro (Tonka and Mr. Potato Head), and Fisher-Price (Little People). The products, which have been translated into 28 languages, are marketed in the United States, Canada, Europe, South America, Australia and Asia.


   Financial Services Marketing Alliances

      Insurance. Reader's Digest and its subsidiaries have formed alliances with several leading insurance companies under which the insurers market a variety of insurance products to our customers in the United States and other countries. Our alliance partners include American International Group, Inc., GE Financial Assurance Company, GE Capital Assurance Company, Physicians Mutual Insurance Company, Liberty Mutual, PacifiCare Health Systems, Allianz, AXA, Manulife Financial, and BNP Pinnacle. The products, which include life, personal accident, auto, health, homeowners, long term care insurance and hospital indemnity and hospital cash products, are marketed and sold through a combination of direct mail, telemarketing, advertising in our magazines, the Internet and other marketing channels. The insurer underwrites and administers the products, provides customer and claims services, and covers marketing costs. Reader's Digest provides expertise in research and test design, database management and targeting, and promotion creation and production.

      Credit Products. Reader's Digest is actively pursuing alliances to provide a range of credit products to our customer base. In August 1999, we signed an agreement with First USA, a subsidiary of Bank One Corporation, to market a Reader's Digest-branded credit card to our customers in the United States. Under the agreement, First USA launched a Reader's Digest Platinum MasterCard in April 2000. First USA administers the credit cards. Internationally, we are partnering to market loan products with GE Capital Assurance Company and its subsidiaries in France and Germany and with the Bank of Scotland in the United Kingdom and to market equity release products with Northern Rock in the United Kingdom.

      Investment Products. In June 2001, we formed an alliance with The Vanguard Group under which Vanguard will offer its mutual funds and other financial services, such as brokerage, financial planning, asset management and trust services, to our customers in the United States. We are pursuing other opportunities with investment products internationally.

   Gifts.com and Good Catalog Company

      Gifts.com, Inc. comprises the Good Catalog Company division, a catalog marketer of home, garden and gift-related products, and the gifts.com division, an online and catalog gift shopping service. We own an 80.1% interest in Gifts.com, Inc. and Domain.com, Inc., an affiliate of StarTek, Inc., owns a 19.9% interest. In April 2002, Gifts.com, Inc. decided to shut down its operations. The termination of operations is expected to occur in December 2002.

   Production and Fulfillment

      We hire independent contractors to print and bind the various editions of Select Editions. We have an exclusive agreement with a printing company for printing English-language Select Editions distributed in the United States and Canada. That agreement expires in 2005. The majority of all other U.S. book products produced by Reader's Digest are printed by our primary independent contractor. We usually hire independent contractors to produce and manufacture our music and video products.

      Paper is the principal raw material necessary for production of our Select Editions, series books and general books. Our exclusive agreement with a major supplier to supply paper for Select Editions expired in June 2002. We are currently renegotiating this contract in order to improve paper quality and achieve cost savings and the supplier is expected to continue to honor current pricing through December 2002 as we negotiate. We purchase paper for series books and general books for each printing. We believe that our existing contractual arrangements and other available sources of paper provide us with an adequate supply of paper at competitive prices. We use independent contractors to arrange for us to acquire some of the necessary raw materials to manufacture music and video products.

      We hire independent contractors to handle our fulfillment, warehousing, customer service and payment processing. We have an agreement with a single independent contractor to handle order and payment processing for most of our North America Books and Home Entertainment and U.S. Magazines operations. That agreement expires in 2006. The printers or suppliers of our products generally package and deliver those products directly to the postal service. For information about postal rates and postal services, please refer to the section of this report captioned "Marketing."

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


Reader's Digest Magazine, Special Interest Magazines and Reiman Media Group

      Reader's Digest magazine is a monthly, general interest magazine consisting of original articles, previously published articles in condensed form, and a condensed version of a previously published or soon-to-be published full-length book. Reader's Digest also contains monthly humor columns such as "Laughter, The Best Medicine(R)," "Life in These United States(R)," and "All In A Day's Work(R)," and other regular features, including "Quotable Quotes(R)," "Word Power(R)," "Only in America," "Everyday Heroes," "That's Outrageous!(R)," and "RD Living." The international editions of Reader's Digest include similar features.

      We publish Reader's Digest in the United States and Canada and in 48 editions and 19 languages outside the United States and Canada. We license independent contractors to publish Reader's Digest in India, Italy, Korea and South Africa. These magazines are sold primarily through direct marketing. In addition, we sell Reader's Digest and other publishers' magazines and products in the United States and in Canada through youth fundraising campaigns of our subsidiaries QSP, Inc. in the United States and Quality Service Programs, Inc. in Canada.

      We publish Reader's Digest in several editions in the United States, including an English-language edition, a Spanish language edition entitled Selecciones, and Reader's Digest Large Print for Easier Reading. We license independent contractors to publish a braille edition and a recorded edition in the United States.

      We publish several special interest magazines that we believe are consistent with our image, editorial philosophy and market expertise. In the United States, we publish The Family Handyman(R) and American Woodworker(R). The Family Handyman provides instructions and guidance for "do-it-yourself" home improvement projects. American Woodworker(R) provides information, instruction and guidance for professional and serious amateur woodworkers. We sold Walking(R) magazine, which provided information on health and fitness for walking enthusiasts, and ceased publication of the magazine after the September/October 2001 issue. We ceased publication of New Choices: The Magazine for Your Health, Money and Travel(R), which provided information on entertainment, travel, health and leisure-time activities, after the May/June 2002 issue.

      Internationally, we publish Moneywise, a magazine devoted to helping families manage their finances, in the United Kingdom. We also publish Receptar, a leading Czech do-it-yourself and gardening monthly magazine and Krizovky, a Czech entertainment puzzle magazine. We also publish The Family Handyman in Australia. In June 2002, we sold and ceased publication of Benchmark magazine, an investment guide distributed in the Far East.

      We promote our special interest magazines to our Reader's Digest customer list. We also promote other products to each magazine's customer list, as appropriate. This strategy helps us to expand the customer base for all of our products.

      We also publish other limited-edition special interest publications in the United States and internationally. These include a special homeowners' edition of The Family Handyman to be used by real estate brokers in the United States and special holiday-themed editions of Reader's Digest in Mexico. In addition, we plan to launch in fall 2002 a new series of monthly checkout-counter magazines to be branded as RD Specials and to consist primarily of repurposed content from our books and magazines around the topics of home, health and food.


   Circulation and Advertising

      The following table shows circulation and advertising information for Reader's Digest and our special interest magazines for fiscal 2002.

                                                               June 30, 2002   Advertising
                                                       Issues   Circulation       Pages
                  Magazine Title                      Per Year   Rate Base       Carried

      Reader's Digest--U.S.--English edition             12     12,500,000(1)      1,003
      Reader's Digest--Canada--English and French
        editions                                         12      1,326,075         1,795
      Reader's Digest--Other international editions      12      9,356,281        14,996
      Reader's Digest Large Print for Easier Reading     12        500,000           173
      American Woodworker                                 7        325,000           358
      The Family Handyman                                10      1,100,000           513
      Selecciones                                        12        275,000           335
      Moneywise                                          12         85,251           725
      Receptar                                           12        175,000           286
      Krizovky                                           12         45,000            26
      Walking(2)                                          7        650,000           388
      New Choices: The Magazine for Your Health,
        Money and Travel (3)                             10        600,000           431


(1)   Effective  July 1,  2002,  the  circulation  rate  base  is  12,000,000;
      effective January 1, 2003, the circulation rate base will be 11,000,000.
(2)   Ceased publication after the September/October 2001 issue.
(3)   Ceased publication after the May/June 2002 issue.

      The principal products in Reader's Digest magazine, special interest magazines, QSP and Reiman Media Group are magazines. Globally, magazines generated revenues in fiscal 2002 of $761.5 million consisting of $545.4 million primarily in U.S. Magazines and $216.1 million in International Businesses. In fiscal 2001, global revenues for magazines were $796.4 million ($567.2 million primarily in U.S. Magazines and $229.2 million in International Businesses) and in fiscal 2000, global revenues of $790.6 million ($537.5 million primarily in U.S. Magazines and $253.1 million in International Businesses).

      Approximately 70% of total U.S. fiscal 2002 revenues for Reader's Digest was generated by circulation revenues and 30% by advertising revenues. Approximately 69% of total U.S. fiscal 2002 revenues for the special interest magazines were generated by circulation revenues and 31% by advertising revenues.

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

      We maintain the circulation rate base for Reader's Digest through annual subscription renewals and new subscriptions. In fiscal 2002, we sold approximately 3.5 million new subscriptions in the United States and approximately 2 million new international Reader's Digest subscriptions to maintain the current circulation rate base. We sell new subscriptions in the United States through a variety of direct response marketing techniques and we sell new subscriptions in international markets primarily by direct mail. We sell the largest percentage of subscriptions between July and January of each fiscal year. Subscribers to Reader's Digest may cancel their subscriptions at any time and we will refund the unused balance of the subscription price. For additional information regarding direct marketing of subscriptions, please refer to the section of this report captioned "Marketing."

      Many international editions of Reader's Digest have the largest paid circulation for monthly magazines both in the individual countries and in the regions in which they are published. For most international editions of Reader's Digest, subscriptions comprise approximately 90% of circulation.
The balance is attributable to newsstand and other retail sales.
Approximately 83% of total international fiscal 2002 revenues for Reader's Digest were generated by circulation revenues and 17% by advertising revenues.

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


   Reader's Digest Magazine Editorial

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

      A substantial portion of the selections in Reader's Digest are original articles written by freelance writers or staff writers. The balance is selected from existing published sources and is condensed or excerpted by Reader's Digest editors. We employ a professional staff to research and fact-check all published pieces.

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


   rd.com (sm)

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


   Reiman Media Group

      On May 20, 2002, Reader's Digest acquired substantially all of the assets and assumed substantially all of the liabilities of Reiman Holding Company LLC and its subsidiaries for $760 million in cash. The acquired businesses of those companies are now operated by Reader's Digest's wholly owned subsidiary, Reiman Media Group, Inc. and its subsidiaries. Reiman is a publisher in the United States and Canada of magazines and books that cover topics including cooking, gardening, country lifestyle, nostalgia and crafts. Reiman also operates several related businesses to complement its core magazine and book publishing operations. For fiscal 2002, Reiman's revenues were generated 62% by magazines, 23% by books and 15% by other businesses.


      Magazine Publishing. Reiman publishes 12 bi-monthly magazines. The renewal rates for Reiman magazines have averaged approximately 70%. The following table contains information about each of the magazines:


                                                                                        FY 2002 Average
Title and year of first issue    Theme                                                   Circulation(1)

Light & Tasty (R)(2001)          Recipes lower in fat, salt, calories or  cholesterol       1,218,000
Country Discoveries(R) (2000)    Exploration of country destinations and getaways             420,000
Quick Cooking(R)(1997)           Quick recipes and kitchen shortcuts                        3,110,000
Birds & Blooms(R)(1995)          Backyard bird feeding and gardening                        1,964,000
Taste of Home(R)(1993)           Home-style food and recipes                                4,336,000
Reminisce Extra (1993)(1)        Nostalgia                                                    327,000
Reminisce(R)(1991)               Nostalgia                                                  1,069,000
Country Extra (1990)(2)          Photos and stories of country life                           337,000
Country (1987)                   Photos and stories of country life                         1,188,000
Crafting Traditions(R)(1982)     Crafts themes relating to particular upcoming holidays       288,000
Farm & Ranch Living(R)(1978)     Rural life                                                   406,000
Country Woman(R)(1970)           Women who love country living                              1,449,000

(1) Reiman's magazines do not have a guaranteed circulation rate base and are not audited by the Audit Bureau of Circulation. The circulation levels of each individual magazine fluctuate throughout the year. The overall circulation level is managed in total to maximize the profitability of the entire portfolio, which may cause year-to-year increases or decreases in the average circulation for individual titles.
(2) Reminisce Extra and Country Extra are essentially extensions of the base titles that bring the publishing frequency of the base titles up to monthly for those customers who subscribe to both, although each is available separately.

      Reiman's editorial philosophy includes the following core principles:
(1) concentration on positive aspects of people and their lifestyles; (2) encouragement of reader involvement; (3) maintenance of low editorial costs; and (4) emphasis on product quality. As a result, about 85-90% of the editorial content of Reiman's magazines is contributed by readers. Reiman's magazines do not accept on-page advertising and rely on subscriptions for almost all revenue. "Savings Packs" of coupons are poly-bagged with some of the magazines.

      Reiman markets its magazines principally through direct mail and cross-promotion of titles within its magazine group. Reiman markets products to its customer database of approximately 32 million current and former customers, combined with selective rental of outside customer lists. Through reader involvement, Reiman seeks to identify and address customer interest in existing and new publications. New magazine ideas and titles, also created using reader-submitted editorial content, are test-marketed to subscribers of existing magazines and selected outside lists. This has enabled Reiman to more accurately measure the potential for new products and launch new magazines at relatively low start-up costs. Reiman does not use cash-prize sweepstakes in connection with its marketing.

      Book Publishing. Reiman leverages its magazine brand equity, reader loyalty and editorial capability by publishing and marketing books that complement its magazines. Reiman principally markets annual editions of books created primarily from magazine content from the prior year. In fiscal 2002, Reiman published and sold over 4.3 million books. Reiman has nine established book annual programs that are marketed on a continuity basis, with customers agreeing to receive future editions of the books unless they respond to an annual prepublication notice. Annual books constitute about 90% of unit volume, of which about 60% are renewals. Reiman markets most of its books through solo direct mail in which Reiman sends a promotion featuring one book to names from its customer database and outside lists. Reiman sells its books with a free trial offer during which the customer agrees to examine the book before purchasing it. If they do not wish to purchase the book they can return it for a full refund or credit.

      Complementary Businesses. Reiman operates four businesses that complement its core magazine and book publishing operations:

            Country Store: sells a broad selection of products, including Reiman books, calendars, collectors' items, memorabilia, small kitchen appliances, gardening tools, and other country lifestyle products, through a catalog that is distributed to those who request and to those who have purchased in the past.

            World Wide Country Tours: offers motorcoach and riverbarge tours to experience the lives of people in various parts of the United States and the world. World Wide Country Tours utilizes direct marketing through Reiman magazines and its own stand-alone brochures to attract potential travelers.

            Reiman Advertising & Promotion: offers to subscribers Savings Packs of coupons and promotional advertising in conjunction with recipes and other information. Its customers are primarily food and consumer product companies, which purchase advertising space in the Savings Packs.

            Homemaker Schools: provides cooking school demonstrations by professional home economists in small- and medium-size communities throughout the United States. Revenues are generated from fees paid by local news media that sponsor individual shows and from portions of fees that Reiman Advertising & Promotion receives from national sponsors of the Homemaker Schools.


   QSP

      We also market and sell subscriptions to Reader's Digest, the Reiman magazines, the special interest magazines and other publishers' magazines in the United States through QSP. QSP helps schools and youth groups prepare fundraising campaigns in which participants sell magazine subscriptions, music and video products, books, food and gifts. QSP derives its revenues from the sale of products through fundraising organizations. A substantial majority of QSP's sales occurs during the first half of our fiscal year, which coincides with the fall school semester. QSP currently has approximately 440 independent sales representatives.

      In May 2000, QSP entered into a licensing agreement with World's Finest Chocolate, Inc. that provides for QSP's commitment to purchase annual minimum amounts of World's Finest Chocolate products and the exclusive right to sell those products for fundraising purposes through 2010. In September 2002, QSP entered into an amendment to the licensing agreement. The amendment extends the term of the initial agreement by ten years, reduces the annual minimum purchase requirements, adjusts pricing favorably to QSP and permits QSP to sell World's Finest Chocolate products through channels other than fundraising under specified circumstances. In connection with these changes, QSP paid $7.5 million to World's Finest Chocolate in the first quarter of fiscal 2003 and will pay $3.0 million in the fourth quarter of fiscal 2003.

      Quality Service Programs, Inc., our Canadian subsidiary, which is included in the North America Books and Home Entertainment reporting segment, conducts in Canada substantially similar operations to those conducted by QSP in the United States. In June 2001, Quality Service Programs acquired eFundraising.com Corporation, Incorporated, which uses the Internet to enhance fundraising activities. eFundraising.com uses proprietary software that enables e-mail messages to be sent on behalf of students about their school or youth group's fundraising activities to family and friends. The e-mail directs the recipients to the school or youth group's Web site, where they may purchase magazine subscriptions and a variety of gift and food products.

      We are in the process of market testing the QSP concept in international markets and, based on the results of those tests, will determine an international rollout strategy during fiscal 2003.


   Custom Publishing

      In January 2002, we signed a five-year agreement with McMurry Publishing, Inc. and The Ritz-Carlton Hotel Company, LLC to publish the in-room magazine for Ritz-Carlton hotels, which will be distributed in more than 44 properties worldwide.


   Production and Fulfillment

      We hire independent contractors to print all editions of Reader's Digest and our special interest magazines. We have an exclusive contract with a U.S. printer to print the U.S. editions of Reader's Digest. The contract is scheduled to expire in 2007. Our Reiman magazines are printed under contracts with three printers that expire in 2004-2005. We believe that generally, there is an adequate supply of alternative printing services available to us at competitive prices, should the need arise. Nevertheless, significant short-term disruption could occur. We have contingency plans to minimize recovery time should our current contract printers be unable to meet our production requirements.

      Lightweight coated and uncoated paper are the principal raw materials used in the production of Reader's Digest and special interest magazines. We have recently completed negotiation of a new exclusive global contract for supply of paper for Reader's Digest magazine. The initial term of the contract expires in 2005. We believe those supply contracts provide an adequate supply of paper for our needs and that, in any event, alternative sources are available at competitive prices. A variety of factors affect paper prices, including demand, capacity, pulp supply, and general economic conditions.

      We have agreements with a single independent contractor to handle order and payment processing for Reader's Digest, the U.S. special interest magazines and the Reiman magazines. The agreement for Reader's Digest and the U.S. special interest magazines expires in 2006 and the agreement for the Reiman magazines expires in 2005. The same contractor also handles these matters for most of our North America Books and Home Entertainment operations.

      We deliver subscription copies of the U.S. edition of Reader's Digest, the special interest magazines and the Reiman magazines through the United States Postal Service as "periodicals" class mail. Subscription copies of international editions of Reader's Digest are delivered through the postal service in each country of publication. For additional information about postal rates and service, please refer to the section of this report captioned "Marketing."

      In the United States, a distribution network handles newsstand and other retail distribution. We have also contracted in each country with a newsstand magazine distributor for the distribution of Reader's Digest.

      Several hundred other publishers make magazine subscriptions available to QSP at competitive, discounted prices. QSP also obtains discounted music products from a large music publisher. QSP engages an independent contractor to handle processing of magazine, music and book orders. A substantial portion of QSP's chocolate food products are obtained from World's Finest Chocolate and QSP has the exclusive right to sell those products for fundraising purposes. Three other manufacturers provide a substantial portion of the other food and gift products offered by QSP. QSP engages an independent contractor to handle processing of gift and food orders.


Marketing

      We sell magazine subscriptions, Select Editions, series books, general books, music and video products, as well as certain other products, principally through direct mail solicitations to households on our customer lists, as well as to customer lists rented or purchased from third parties. Our books and home entertainment products and product offers and many international magazine subscription offers are often accompanied by sweepstakes entries and, in some cases, premium merchandise offers. For many years, we have been acknowledged as a pioneer and innovator in the direct mail industry.

      As part of our growth strategy and our strategy to decrease our reliance on sweepstakes marketing, we are increasing distribution of our products through direct-response channels other than direct mail. These other distribution channels include direct-response television, telemarketing, the Internet, display marketing and other direct sales, and catalogs. Since fiscal 2001, Reader's Digest magazine has obtained the majority of its new subscribers in the United States from non-sweepstakes sources. Moreover, with the recent acquisition of our Reiman operations, we have significantly reduced our reliance on large cash prize sweepstakes marketing. For fiscal 2002, approximately 55% of our revenues were generated utilizing these sweepstakes and we expect that portion to decline to 45% for fiscal 2003.

      We are adapting the editorial content and the marketing methods of our magazines and books and home entertainment products to new technologies. Our Web site--rd.com--will link our 27 local and international Web sites and our 11 online stores, for shopping and information about our products. In 2002, rd.com had over 14 million visitors from around the world. We are using rd.com and our local international Web sites to market subscriptions to our products. We are also utilizing electronic direct marketing (eDM) to offer magazine subscriptions through one-click e-mail.

      To promote the sale of our products in the United States, we usually offer a sweepstakes in our promotional mailings. Prizes totaled about $7 million for the 2002 edition of the sweepstakes. Generally, each of our international subsidiaries sponsors its own sweepstakes. The mechanics of the sweepstakes vary from jurisdiction to jurisdiction, depending upon local law.

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

      In March 2001, we announced a voluntary comprehensive agreement with attorneys general for 32 states and the District of Columbia regarding standards for direct mail sweepstakes promotions. In March 2002, we signed a similar agreement with the attorney general of an additional state. We are promoting consumer education and have adopted standards for promotions in the United States similar to those agreed to by other direct marketing and publishing companies. The agreements included establishment of a consumer fund of approximately $6.4 million to be used at the discretion of the attorneys general for activities including consumer education efforts. In addition, we are including with sweepstakes promotion mailings a fact sheet that explains in detail how our sweepstakes work and have modified the language and packaging we use for those mailings.

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


Information Technology and Customer Database Enhancement

      The size and quality of our computerized customer database of current and prospective customers in each country where we operate contributes significantly to our business. We are constantly striving to improve our customer databases. We believe that our U.S. database of over 70 million households, which includes those obtained through the Reiman acquisition--over half the total number of households in the country--is one of the largest direct response databases in the United States. Our international databases include a total of approximately 48 million households.

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

      We own numerous trademarks that we use in our businesses worldwide.
Two of our most important trademarks are "Reader's Digest" and the "Pegasus" logo. In addition, our significant trademarks include "QSP", "Books Are Fun" and the names of many of our magazines, features and other products. We believe that the name recognition, reputation and image that we have developed in each of our markets significantly enhance customer response to our direct marketing sales promotions. For these reasons, trademarks are important to our business and we aggressively defend our trademarks.

      We believe that our company names, image and reputation, as well as the quality of our customer databases, provide a significant competitive advantage over many other direct marketers. However, our Books and Home Entertainment businesses, including Books Are Fun, compete with companies selling similar products at retail as well as by direct marketing through various channels, including display marketing and the Internet. Because tests show that consumers' responses to direct marketing promotions can be adversely affected by the overall volume of direct marketing promotions, we also compete with all other direct marketers, regardless of whether their products are similar to our products. Our Books and Home Entertainment businesses compete principally on the basis of direct marketing customer service, product popularity and price.

      Reader's Digest magazine and our special interest magazines compete with other magazines of similar respective genres for readers and advertising and our Reiman magazines compete for readers in their respective genres. QSP competes with other sellers of products similar to those sold by QSP, whether through fundraising services, direct marketing or retail. Nearly all of our products compete with other products and services that utilize leisure activity time or disposable income.

Employees

      As of June 30, 2002, we employed about 5,000 people worldwide. We employed about 2,300 in the United States, including employees at Reiman, and about 2,700 in our international subsidiaries. Our relationship with our employees is generally satisfactory.

Executive Officers

      The following is information about our executive officers.

Name and Age                Positions With Reader's Digest and Recent
                            Business Experience

Thomas O. Ryder (58)        Mr. Ryder has been Chairman of the Board and
                            Chief Executive Officer and a Director of
                            Reader's Digest since April 1998.  Mr. Ryder was
                            President, American Express Travel Related
                            Services International, a division of American
                            Express Company (travel, financial and network services), prior to April 1998.

Michael A. Brennan (55)     Mr. Brennan has been Senior Vice President of
                            Reader's Digest and President, Latin America and
                            Asia-Pacific since March 2002.  He was Vice
                            President and General Manager, Developing Markets from June 1998 to March 2002 and prior to June
                            1998, he was Vice President, Finance,
                            International Operations.  Mr. Brennan joined
                            Reader's Digest in January 1990.

Michael A. Brizel (45)      Mr. Brizel has been Senior Vice President and
                            General Counsel of Reader's Digest since July
                            2002. Before July 2002, he was Vice President and General Counsel and before July 1998, he was Vice President, Legal U.S. and Associate General
                            Counsel of Reader's Digest.  Mr. Brizel joined
                            Reader's Digest in July 1989.

Richard E. Clark (38)       Mr. Clark has been Vice President, Investor
                            Relations and Global Communications since March
                            2002, having served as Vice President Investor
                            Relations since he joined Reader's Digest in March 2000. Before March 2000, Mr. Clark was
                            Vice President, Finance and Investor Relations of
                            Viacom International Incorporated.

Peter J.C. Davenport (62)   Mr. Davenport has been Senior Vice President,
                            Global Books and Home Entertainment Marketing and
                            Publishing since October 1999.  Before October
                            1999, he was Senior Vice President, Global Direct
                            Marketing, except for the period March to September 1997 when he temporarily retired. Mr.
                            Davenport first joined Reader's Digest in 1958.

Clifford H.R. DuPree (52)   Mr. DuPree has been Vice President, Corporate
                            Secretary and Associate General Counsel of
                            Reader's Digest since July 1998.  He was Vice
                            President, Associate General Counsel and
                            Assistant Secretary prior to July 1998. He joined Reader's Digest in May 1992.

Thomas D. Gardner (44)      Mr. Gardner has been Senior Vice President of
                            Reader's Digest and President, North America
                            Books and Home Entertainment since January 2001.
                            He was Senior Vice President, U.S. New Business
                            Development of Reader's Digest from July 1998 to
                            January 2001, and Vice President, Marketing,
                            Reader's Digest U.S.A. prior to July 1998.  Mr.
                            Gardner joined Reader's Digest in February 1992.

Name and Age                Positions With Reader's Digest and Recent
                            Business Experience

Michael S. Geltzeiler (43)  Mr. Geltzeiler joined Reader's Digest as Senior
                            Vice President and Chief Financial Officer in September 2001. Mr. Geltzeiler was previously Senior Vice President and Chief Financial Officer of ACNielsen Corporation (market research, information and analysis), a subsidiary of VNU NV, from March 2001 to September 2001, Senior Vice President and Controller from August 1997 to March 2001, and Senior Vice President and Chief Financial Officer, Europe, Middle East & Africa Region prior to August 1997.

Ian K. Marsh (49)           Mr. Marsh joined Reader's Digest as a Senior Vice
                            President and as President, Europe in May 2001.
                            Before joining Reader's Digest, Mr. Marsh was
                            President and Chief Executive Officer of the
                            Japan Region of American Express Company from
                            June 1998 to May 2001 and prior to June 1998, he was Senior Vice President & Regional General
                            Manager, Card, Travel and Insurance Operations,
                            East Asia.

Albert L. Perruzza (55)     Mr. Perruzza has been Senior Vice President,
                            Global Operations and Business Redesign since
                            February 2002.  Before February 2002, he was
                            Senior Vice President, Global Operations and before October 1999, he was Vice President,
                            Database Management Operations, a position he held since August 1998. Mr. Perruzza served as Vice President, Customer Service Operations before August 1998. Mr. Perruzza joined Reader's
                            Digest in 1972.

Robert E. Raymond (46)      Mr. Raymond has been Senior Vice President,
                            Strategic Acquisitions and Alliances of Reader's
                            Digest since June 1999.  Before June 1999, he was
                            Vice President and General Manager, Music, Video,
                            Special Channels, a position he held since April
                            1998.  Mr. Raymond also served as Vice President
                            Marketing, Video/New Business from December 1997 until April 1998 and Director of Marketing,
                            Video/New Business before December 1997.  Mr.
                            Raymond joined Reader's Digest in 1993.

Gary S. Rich (41)           Mr. Rich has been Senior Vice President, Human
                            Resources, and President, Global QSP and Books
                            Are Fun International since February 2002. He was Senior Vice President, Human Resources and
                            Global Communications of Reader's Digest from
                            August 1998 to February 2002.  Before joining
                            Reader's Digest in August 1998, he was Senior
                            Vice President, Global Human Resources for AC
                            Nielsen Corporation, a position he held from June
                            1996 to July 1998. Before June 1996, Mr. Rich was Vice President, Human Resources-Europe,
                            Middle East and Africa, at American Express
                            Company (travel, financial and network services).

Eric W. Schrier (50)        Mr. Schrier has been Senior Vice President and
                            Global Editor-in-Chief of Reader's Digest since joining Reader's Digest in January 2000 and became President, U.S. Magazines in February
                            2002.  Before January 2000, he was President and
                            Chief Executive Officer of Time Inc Health
                            (health publishing).

Name and Age                Positions With Reader's Digest and Recent
                            Business Experience

Jeffrey S. Spar (37)        Mr. Spar has been Senior Vice President and Chief
                            Information Officer of Reader's Digest since July
                            2002 and was Vice President and Chief Information
                            Officer from November 1998 to July 2002. Prior to joining Reader's Digest in November 1998, Mr.
                            Spar was a Management Consultant with McKinsey &
                            Company.


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

Location                 Area (sq. ft.) Principal uses

Westchester County, NY   703,000 owned    Executive, administrative, editorial
                                          and operational offices; data
                                          processing; other facilities

Greendale, WI            164,800 owned    Executive, administrative, editorial
                                          and operational offices; data
                                          processing; other facilities

Fairfield, IA            105,393 owned    Executive, administrative and
                                          operational offices; data processing;
                                          other facilities

New York, NY             120,590 leased   Editorial offices; advertising sales
                                          offices

Various U.S. cities      121,124 leased   Editorial offices, advertising sales
                                          offices; other facilities

Conyers, GA              163,375 leased   QSP fulfillment facilities

Jefferson, GA            102,708 leased   QSP fulfillment facilities

International            609,589 owned    Executive, administrative and
                         610,110 leased   editorial offices; warehouse
                                          facilities


      The real properties that we own in Westchester County, New York, Fairfield, Iowa, and Greendale, Wisconsin are subject to mortgages securing our borrowings under our $950 million Term Loan Agreement and $192.5 million Amended and Restated Five-Year Revolving Credit and Advance Facility Agreement, each dated as of May 20, 2002.

      We believe that our current facilities, together with expansions and upgrades of facilities presently underway or planned, are adequate to meet our present and reasonably foreseeable needs. We also believe that adequate space will be available to replace any leased facilities whose leases expire in the near future.

ITEM 3.  LEGAL PROCEEDINGS

      On April 12, 2002, we entered into an agreement with the DeWitt Wallace-Reader's Digest Fund, Inc. and the Lila Wallace-Reader's Digest Fund, Inc. providing for a series of actions that would result in all shares of our Class B Voting Common Stock and Class A Nonvoting Common Stock being recapitalized into a single class of common stock with one vote per share. These actions include: (1) our repurchase of approximately 3.6 million shares of Class B stock from the Funds for approximately $100.0 million in cash; (2) the recapitalization of each remaining Class B share into 1.24 shares of common stock and the recapitalization of each Class A share into one share of common stock; and 2) the amendment of our charter to, among other things, reflect the reclassification of the stock, divide our board of directors into three classes and eliminate the ability of our stockholders to act by written consent without a meeting (the recapitalization transactions). As previously announced, the recapitalization transactions are subject to approval by our Class B stockholders.

      Following the announcement of the recapitalization transactions, several stockholders commenced litigation against the recapitalization transactions, which litigation is summarized as follows:

- On April 23, 2002, Carol Lang filed a complaint in the Delaware Chancery Court on behalf of a purported class of holders of Class A shares, against Reader's Digest, its directors and the Funds. The complaint alleges, among other things, that the recapitalization transactions are unfair to the Class A stockholders. As relief, the complaint seeks, among other things, a preliminary and permanent injunction against the recapitalization transactions, rescission of the recapitalization transactions if they are completed, or an award of damages.

- On July 23, 2002, Levco Alternative Fund Ltd. and Purchase Associates, L.P. filed a complaint in Delaware Chancery Court against Reader's Digest, its directors and the Funds. The allegations and the relief sought in the Levco action are similar to those in the Lang action.

- On August 8, 2002, the Delaware Court of Chancery denied a motion of the Levco and Lang plaintiffs to enjoin the recapitalization transactions. On August 13, 2002, the Supreme Court of Delaware reversed the decision of the Chancery Court and instructed the Chancery Court to preliminarily enjoin the recapitalization transactions pending a trial on the merits of the Levco and Lang actions. On August 14, 2002, the Chancery Court entered an order to such effect.

- On August 22, 2002, Bobby Adams and Curtis Denison each filed a complaint in the Delaware Court of Chancery on behalf of a purported class of Class B stockholders, against Reader's Digest, its directors and the Funds. Each complaint alleges that the recapitalization transactions are unfair to the Class B stockholders and seeks relief similar to that sought in the Lang and Levco actions.

      In 1996, Northeast Sort & Fulfillment Corp. (NSF) filed suit against Reader's Digest and a subsidiary for wrongful termination of NSF's contract to provide mail-processing services to us. In August 2001, the Supreme Court of the State of New York, County of Westchester, granted NSF's motion for summary judgment and ordered a trial on the issue of damages for breach of contract. On September 13, 2002, we settled this suit. As of June 30, 2002, our reserves for this matter were adequate based upon the settlement.

      We and our subsidiaries are defendants in various lawsuits and claims arising in the regular course of business. Based on the opinions of management and counsel for these matters, we believe that recoveries, if any, by plaintiffs and claimants would not materially affect our financial position or results of operations.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      No matter was submitted to a vote of our security holders during the fourth quarter of the fiscal year ended June 30, 2002.

                                   PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

      The information contained under the caption "Selected Quarterly Financial Data and Dividend and Market Information" in our 2002 Annual Report to Stockholders is incorporated into this Item by reference.

ITEM 6.  SELECTED FINANCIAL DATA

      The information contained under the caption "Selected Quarterly Financial Data and Dividend and Market Information" and "Selected Financial Data" in our 2002 Annual Report to Stockholders is incorporated into this Item by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

      The information contained under the caption "Management's Discussion and Analysis" in our 2002 Annual Report to Stockholders is incorporated into this Item by reference.

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

- our ability to attract and retain new and younger magazine subscribers and product customers in view of the maturing of an important portion of our customer base;

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

- our ability to integrate newly acquired and newly formed businesses (including the Reiman business) successfully;

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

-     the adequacy of our financial resources;

- the effects of the terms of, and increased leverage resulting from additional borrowings under, our credit facilities;

-     the effects of interest rate fluctuations;

-     the effects of ratings downgrades resulting from our increased leverage;

- the effects of unforeseen economic and political changes in the markets where we compete; and

-     the effects of weather in limiting access to consumers;

- the economic effects of terrorist activity and subsequent related events, especially those limiting access to consumers and otherwise affecting the direct marketing industry; and

-     the effects and pace of our stock repurchase program.

We do not undertake to update any forward-looking statements.


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      The information contained under the caption "Management's Discussion and Analysis" in the section entitled "Currency Risk Management" in our 2002 Annual Report to Stockholders is incorporated into this Item by reference.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      Our Consolidated Financial Statements appearing on pages 41 through 107 of our 2002 Annual Report to Stockholders, together with the report of KPMG LLP appearing on page108, are incorporated into this Item by reference.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND REPORTING MATTERS

      None.

                                   PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      Information with respect to our directors under the captions "Proposal 1: Election of Directors" and "Proposal 2: Employee Stock Purchase Plan" in the Proxy Statement for our Annual Meeting of Stockholders to be held on November 8, 2002 is incorporated into this Item by reference. Information with respect to our executive officers appears under the caption "Executive Officers" in Item 1 of Part I of this report and is incorporated into this Item by reference.


ITEM 11. EXECUTIVE COMPENSATION

      Information with respect to executive compensation under the captions "Executive Compensation," "Report of the Compensation and Nominating Committee" and "Performance Graph" in the Proxy Statement for our Annual Meeting of Stockholders to be held on November 8, 2002 is incorporated into this Item by reference.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

      Information with respect to securities authorized for issuance under equity compensation plans under the caption "Equity Compensation Plan Information" in the Proxy Statement for our Annual Meeting of Stockholders to be held on November 8, 2002 is incorporated into this Item by reference.

      Information with respect to security ownership of certain beneficial owners and management under the caption "Equity Security Ownership" in the Proxy Statement for our Annual Meeting of Stockholders to be held on November 8, 2002 is incorporated into this Item by reference.



ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      None.


ITEM 14. CONTROLS AND PROCEDURES

      Not applicable.

                                   PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) 1 Financial Statements
      An index of our Consolidated Financial Statements appears on page 29 of this report.

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

3.1.3 Certificate of Amendment of the Certificate of Incorporation of The Reader's Digest Association, Inc. filed with the State of Delaware on November 19, 1999 filed as Exhibit 10.29 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2000, is incorporated herein by reference.

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

10.10 Amended and Restated Five-Year Revolving Credit and Competitive Advance Facility Agreement dated as of May 20, 2002 among The Reader's Digest Association, Inc., as a Borrower and as the Guarantor, Books Are Fun, Ltd., QSP, Inc. and Reiman Media Group, Inc., as Borrowing Subsidiaries, the Lenders (as defined therein), etc., filed as Exhibit
      10.2 to our Current Report on Form 8-K dated June 3, 2002, is incorporated herein by reference.

10.11 Term Loan Agreement, dated as of May 20, 2002, among The Reader's Digest Association, Inc., as a Borrower and as the Guarantor, Books Are Fun, Ltd., QSP, Inc. and Reiman Media Group, Inc., as Borrowing Subsidiaries, the Lenders (as defined therein), etc., filed as Exhibit
      10.1 to our Current Report on Form 8-K dated June 3, 2002, is incorporated herein by reference.

10.12 The Reader's Digest Association, Inc. Deferred Compensation Plan for Directors, amended and restated as of March 13, 1998, filed as Exhibit
      10.31 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 1998, is incorporated herein by reference.*

10.13 Employment Agreement dated as of April 28, 1998 between The Reader's Digest Association, Inc. and Thomas O. Ryder, filed as Exhibit 10.33 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 1998, is incorporated herein by reference.*

10.14 The Reader's Digest Association, Inc. 2001 Income Continuation Plan for Senior Management, filed as Exhibit 10.21 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2001, is incorporated herein by reference.*

10.15 Termination Agreement dated as of April 23, 2001 between The Reader's Digest Association, Inc. and Eric W. Schrier, filed as Exhibit 10.18 to our Annual Report on Form 10-K for the year ended June 30, 2001, is incorporated by reference.*

10.16 Termination Agreement dated as of September 8, 1997 between The Reader's Digest Association, Inc. and Peter J.C. Davenport, filed as
      Exhibit 10.22 to our Annual Report on Form 10-K for the year ended June 30, 2000, is incorporated herein by reference.*

10.17 Termination Agreement dated as of April 23, 2001 between The Reader's Digest Association, Inc. and Thomas D. Gardner.*


      *Denotes a management contract or compensatory plan.

10.18 Termination Agreement dated as of April 23, 2001 between The Reader's Digest Association, Inc. and Robert E. Raymond.*

10.19 Supplemental Retirement Agreement dated as of August 25, 1988 between The Reader's Digest Association, Inc. and Peter J.C. Davenport, filed as Exhibit 10.25 to our Annual Report on Form 10-K for the year ended June 30, 2000, is incorporated herein by reference.*

10.20 The Reader's Digest Association, Inc. Senior Management Incentive Plan, filed as Exhibit 10.27 to our Annual Report on Form 10-K for the year ended June 30, 1999, is incorporated herein by reference.*

10.21 Assurance of Voluntary Compliance or Discontinuance dated February 26, 2001 by and among the State Attorneys General and the registrant, filed as Exhibit 99.2 to our Current Report on Form 8-K dated March 9, 2001, is incorporated herein by reference.

10.22 Recapitalization Agreement, dated as of April 12, 2002, by and among the DeWitt Wallace-Reader's Digest Fund, Inc., the Lila
      Wallace-Reader's Digest Fund, Inc. and The Reader's Digest Association, Inc., filed as Exhibit 2.1 to our Current Report on Form 8-K dated April 15, 2002, is incorporated herein by reference.

10.23 Terms of agreement dated as of August 14, 2001 between The Reader's Digest Association, Inc. and Michael S. Geltzeiler.*

10.24 The Reader's Digest Association, Inc. 1994 Key Employee Long Term Incentive Plan, amended and restated as of September 18, 2002.*

10.25 The Reader's Digest Association, Inc. 2002 Key Employee Long Term Incentive Plan.*

10.26 The Reader's Digest Association, Inc. Director Compensation Program, amended and restated as of September 18, 2002.*

13 Financial information appearing at pages 41 through 107 of our 2002 Annual Report to Stockholders, together with the report thereon of KPMG LLP appearing on page 108 (furnished for the information of the Securities and Exchange Commission only and not to be deemed filed as part of this Annual Report on Form 10-K, except for the portions thereof that are specifically incorporated herein by reference).

21    Subsidiaries of The Reader's Digest Association, Inc.

23    Consent of KPMG LLP.


      *Denotes a management contract or compensatory plan.



(b)   Reports on Form 8-K

      During the three months ended June 30, 2002, we filed the following Current Reports on Form
      8-K.

         Current Report on Form 8-K dated April 15, 2002, Item 5.

         Current Report on Form 8-K dated April 18, 2002, Item 5.

         Current Report on Form 8-K dated April 25, 2002, Item 5.

         Current Report on Form 8-K dated April 25, 2002, Item 5.

         Current Report on Form 8-K dated May 21, 2002, Item 5.

         Current Report on Form 8-K dated June 3, 2002, Item 5.

         Current Report on Form 8-K/A dated June 11, 2002, Item 5 and Item 7.

         Audited financial information of Reiman Holding Company LLC as of December 31, 2001 and 2000, and for the years then ended:

            Report of Ernst & Young LLP, Independent Auditors.
            Consolidated Balance Sheets.
            Consolidated Statements of Operations.
            Consolidated Statements of Members' Equity.
            Consolidated Statements of Cash Flows.
            Notes to consolidated Financial Statements.

         Unaudited interim financial information of Reiman Holding Company
            LLC as of and for the three months ended, March 31, 2002:

            Condensed Consolidated Balance Sheet.
            Condensed Consolidated Statement of Operations.
            Condensed Consolidated Statement of Cash Flows.
            Notes to Condensed Consolidated Financial Statements.

         Unaudited pro forma condensed combined financial information of Reader's Digest and Reiman Holding Company LLC:

            Unaudited Pro Forma Condensed Combined Statement of Income for
               the Twelve Months Ended June 30, 2001.
            Notes to Unaudited Pro Forma Condensed Combined Statement of
               Income for the Twelve Months Ended June 30, 2001.
            Unaudited Pro Forma Condensed Combined Balance Sheet as of
               March 31, 2002.
            Unaudited Pro Forma Condensed Combined Statement of Income for
               the Nine Months Ended March 31, 2002.
            Notes to Unaudited Pro Forma Condensed Combined Financial
               Information as of, and for the Nine Months Ended, March 31,
               2002.

                                  SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         The Reader's Digest Association, Inc.

                                         By:     /s/ THOMAS O. RYDER
                                                 (Thomas O. Ryder)
                                         Chairman and Chief Executive Officer
Date:  September 23, 2002

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

            Signature                       Title                   Date

   /s/THOMAS O. RYDER             Chairman and Chief          September 23, 2002
      Thomas O. Ryder             Executive Officer and a
                                  Director

   /s/MICHAEL S. GELTZEILER       Senior Vice President and   September 23, 2002
      Michael S. Geltzeiler       Chief  Financial Officer


   /s/THOMAS D. BARRY             Vice President and          September 23, 2002
      Thomas D. Barry             Corporate Controller
                                  (chief accounting officer)

   /s/JONATHAN B. BULKELEY*       Director                    September 23, 2002
      Jonathan B. Bulkeley

   /s/HERMAN CAIN*                Director                    September 23, 2002
      Herman Cain

   /s/LYNNE V. CHENEY*            Director                    September 23, 2002
      Lynne V. Cheney

   /s/M. CHRISTINE DEVITA*        Director                    September 23, 2002
      M. Christine DeVita

   /s/JAMES E. PRESTON*           Director                    September 23, 2002
      James E. Preston

   /s/LAWRENCE R. RICCIARDI*      Director                    September 23, 2002
      Lawrence R. Ricciardi

   /s/C.J. SILAS*                 Director                    September 23, 2002
      C.J. Silas

   /s/ WILLIAM J. WHITE*          Director                    September 23, 2002
      William J. White

   /s/ED ZSCHAU*                  Director                    September 23, 2002
      Ed Zschau

*By:  /s/ C.H.R. DUPREE
      (C.H.R. DuPree)
      Attorney in Fact

I, Thomas O. Ryder, certify that:

1. I have reviewed this annual report on Form 10-K of The Reader's Digest Association, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

Date:  September 23, 2002

                                                 /s/THOMAS O. RYDER
                                                   Thomas O. Ryder
                                        Chairman and Chief Executive Officer


I, Michael S. Geltzeiler, certify that:

1. I have reviewed this annual report on Form 10-K of The Reader's Digest Association, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

Date:  September 23, 2002

                                              /s/MICHAEL S. GELTZEILER
                                                Michael S. Geltzeiler
                                           Senior Vice President and Chief
                                                  Financial Officer

                    THE READER'S DIGEST ASSOCIATION, INC.

                  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                          Page


Management's Discussion and Analysis....................................    *

Financial Statements:

      Consolidated Statements of Income--For the Years Ended June 30,
         2002, 2001 and 2000............................................    *

      Consolidated Balance Sheets--June 30, 2002 and 2001...............
                                                                            *
      Consolidated Statements of Cash Flows--For the Years Ended June 30,
         2002, 2001 and 2000............................................    *

      Consolidated Statements of Changes in Stockholders' Equity--For
         the Years Ended June 30, 2002, 2001 and 2000...................    *

Notes to Consolidated Financial Statements..............................    *

Independent Auditors' Report............................................    *

Report of Management....................................................    *

Selected Financial Data.................................................    *

Selected  Quarterly  Financial  Data and Dividend and Market  Information
(Unaudited).............................................................    *



      *This financial information is incorporated by reference to our 2002 Annual Report to Stockholders. For additional information, please refer to
Item 8 of this report.