Form 10-Q
period 2002-09-30
READERS DIGEST ASSOCIATION INC
filed 2002-11-14
CIK 858558

FORM 10-Q

                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549

         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended September 30, 2002

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


   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

   As of October 31, 2002, the following shares of the registrant's common stock were outstanding:

   Class A Nonvoting Common Stock, $0.01 par value: 88,296,559 shares Class B Voting Common Stock, $0.01 par value:12,432,164 shares

                                                   Page 1 of 25 pages.

         THE READER'S DIGEST ASSOCIATION, INC. AND SUBSIDIARIES

                           Index to Form 10-Q

                           September 30, 2002


   Part I - Financial Information                                    Page No.

   Item 1. Financial Statements                                           3

   The Reader's Digest Association, Inc. and Subsidiaries
   Consolidated Condensed Financial Statements (unaudited):

      Consolidated Condensed Statements of Income
        for the three-month periods ended September 30, 2002 and 2001     3

      Consolidated Condensed Balance Sheets
        as of September 30, 2002  and June 30, 2002                       4

      Consolidated Condensed Statements of Cash Flows
        for the three-month periods ended September 30, 2002 and 2001     5

      Notes to Consolidated Condensed Financial Statements                6

   Item 2. Management's Discussion and Analysis
      of Financial Condition and Results of Operations                   14

   Item 4. Controls and Procedures                                       21

   Part II - Other Information

   Item 6. Exhibits and Reports on Form 8-K                              22



          The Reader's Digest Association, Inc. and Subsidiaries
               Consolidated Condensed Statements of Income
          Three-month periods ended September 30, 2002 and 2001
                  (In millions, except per share data)
                               (unaudited)





                                                      Three-month periods ended
                                                             September 30,
                                                          2002         2001


Revenues                                               $   517.1    $   497.5

Product, distribution and editorial expenses              (215.9)      (207.5)
Promotion, marketing and administrative expenses          (302.0)      (287.2)
Other operating items, net                                   2.8           --
                                                       ---------    ---------
  Operating profit                                           2.0          2.8

Other expense, net                                         (10.1)        (4.5)
                                                       ---------    ---------
  Loss before provision for income taxes                    (8.1)        (1.7)

Provision for income taxes                                   2.9          0.6
                                                       ---------    ---------
  Net loss                                             $    (5.2)   $    (1.1)
                                                       =========    =========


Basic and diluted loss per share:

  Weighted average common shares outstanding                99.8        101.9

  Basic and diluted loss per share                     $   (0.05)   $   (0.01)
                                                       =========    =========

Dividends per common share                             $    0.05    $    0.05
                                                       =========    =========



   See accompanying Notes to Consolidated Condensed Financial Statements.

          The Reader's Digest Association, Inc. and Subsidiaries
                   Consolidated Condensed Balance Sheets
                As of September 30, 2002 and June 30, 2002
                               (In millions)
                                (unaudited)

                                                     September 30,   June 30,
                                                         2002          2002
  Assets

  Cash and cash equivalents                          $     56.0    $    107.6
  Accounts receivable, net                                334.2         306.0
  Inventories                                             208.7         156.0
  Prepaid and deferred promotion costs                    145.9         140.9
  Prepaid expenses and other current assets               162.1         153.2
                                                     ----------    ----------
Total current assets                                      906.9         863.7

Property, plant and equipment, net                        164.0         168.1
Goodwill                                                1,004.0       1,004.0
Other intangible assets, net                              237.5         240.6
Other noncurrent assets                                   419.8         426.3
                                                     ----------    ----------
Total assets                                         $  2,732.2    $  2,702.7
                                                     ==========    ==========

Liabilities and stockholders' equity

  Loans and notes payable                            $    179.7    $    132.7
  Accounts payable                                        125.5         102.8
  Accrued expenses                                        248.1         283.2
  Income taxes payable                                     17.6          28.4
  Unearned revenue                                        467.2         426.9
  Other current liabilities                                 6.8           6.8
                                                     ----------    ----------
Total current liabilities                               1,044.9         980.8

Long-term debt                                            810.0         818.0
Unearned revenues                                         132.3         134.8
Other noncurrent liabilities                              289.6         297.2
                                                     ----------    ----------
Total liabilities                                       2,276.8       2,230.8

  Capital stock                                            13.0          25.5
  Paid-in capital                                         218.3         224.6
  Retained earnings                                     1,250.8       1,261.2
  Accumulated other comprehensive loss                    (97.0)        (89.7)
  Treasury stock, at cost                                (929.7)       (949.7)
                                                     ----------    ----------
Total stockholders' equity                                455.4         471.9
                                                     ----------    ----------
Total liabilities and stockholders' equity           $  2,732.2    $  2,702.7
                                                     ==========    ==========


See accompanying Notes to Consolidated Condensed Financial Statements.

          The Reader's Digest Association, Inc. and Subsidiaries
              Consolidated Condensed Statements of Cash Flows
           Three-month periods ended September 30, 2002 and 2001
                               (In millions)
                                (unaudited)

                                                      Three-month periods ended
                                                              September 30,
                                                            2002       2001
Cash flows from operating activities
  Net loss                                               $   (5.2)  $   (1.1)
  Depreciation and amortization                              16.0        8.2
  Net gain on the sales of a business, certain
   assets and certain investments                            (1.4)      (0.7)
  Changes in current assets and liabilities,
   net of effects of acquisitions and dispositions
   Accounts receivables, net                                (32.0)     (45.5)
   Inventories                                              (54.0)     (34.4)
   Unearned revenues                                         44.0       11.8
   Accounts payable and accrued expenses                     (9.2)      29.2
   Other, net                                               (27.0)     (36.9)
  Changes in noncurrent assets and liabilities, net
   of effects of acquisitions and dispositions               (7.1)     (21.0)
                                                         --------   --------
Net change in cash due to operating activities              (75.9)     (90.4)
                                                         --------   --------

Cash flows from investing activities
  Proceeds from maturities and sales of marketable
   securities and short-term investments                      1.5        0.1
  Purchases of marketable securities, licensing
   agreement and other investments                           (7.6)      (0.1)
  Proceeds from other long-term investments                    --        2.2
  Proceeds from sales of property, plant and equipment        0.1        0.1
  Capital expenditures                                       (3.6)      (6.2)
                                                         --------   --------
Net change in cash due to investing activities               (9.6)      (3.9)
                                                         --------   --------

Cash flows from financing activities
  Short-term borrowings, net                                 38.6      143.5
  Dividends paid                                             (5.3)      (5.5)
  Common stock repurchased                                     --      (28.7)
   Proceeds from employee stock purchase plan and
    exercise of stock options                                  --        0.5
  Other, net                                                  1.2        0.4
                                                         --------   --------
Net change in cash due to financing activities               34.5      110.2
                                                         --------   --------
Effect of exchange rate changes on cash                      (0.6)       0.9
                                                         --------   --------
Net change in cash and cash equivalents                     (51.6)      16.8

Cash and cash equivalents at beginning of period            107.6       35.4
                                                         --------   --------
Cash and cash equivalents at end of period               $   56.0   $   52.2
                                                         ========   ========



See accompanying Notes to Consolidated Condensed Financial Statements.

          The Reader's Digest Association, Inc. and Subsidiaries
           Notes to Consolidated Condensed Financial Statements
                   (In millions, except per share data)
                                (unaudited)

   Unless indicated otherwise, references in Notes to Consolidated Condensed Financial Statements to "we," "our" and "us" are to The Reader's Digest Association, Inc. and its subsidiaries. All references to 2003 and 2002, unless otherwise indicated, are to fiscal 2003 and fiscal 2002, respectively. Our fiscal year represents the period from July 1 through June 30.

   (1)     Basis of Presentation and Use of Estimates

   The accompanying consolidated condensed financial statements include the accounts of The Reader's Digest Association, Inc. and its majority-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. These statements and accompanying notes have not been audited but, in the opinion of management, have been prepared in conformity with accounting principles generally accepted in the United States applying certain assumptions and estimates, including all adjustments considered necessary to present such information fairly. All such adjustments are of a normal recurring nature. Although these estimates are based on management's knowledge of current events and actions that we may undertake in the future, actual results may ultimately differ from those estimates.

   We report on a fiscal year beginning July 1. The three-month periods ended September 30, 2002 and 2001 are the first fiscal quarters of 2003 and 2002, respectively. Operating results for any interim period are not necessarily indicative of the results for an entire year due to the seasonality of our business.

   New Accounting Standards

   The Financial Accounting Standards Board (FASB) has issued Statement of Financial Accounting Standards (SFAS) No. 143, Accounting for Asset Retirement Obligations; SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets; SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections; and SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities.

   SFAS No. 143 requires the recording of an asset and a liability equal to the present value of the estimated costs associated with the retirement of long-lived assets where a legal or contractual obligation exists. The asset is required to be depreciated over the life of the related equipment or facility, and the liability is required to be accreted each year based on a present value interest rate. This statement was effective for us on July 1, 2002.

   SFAS No. 144 supersedes both SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, and the accounting and reporting provisions for the disposal of a segment of a business of Accounting Principles Board (APB) Opinion No. 30, Reporting the Results of Operations
   - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. SFAS No. 144 retains the fundamental provisions in SFAS No. 121 for recognizing and measuring impairment losses on long-lived assets held for use and long-lived assets to be disposed of by sale; it also resolves significant implementation issues associated with SFAS No. 121.

   SFAS No. 144 also retains the basic provisions of APB Opinion No. 30 on how to present discontinued operations in the income statement but broadens that presentation to include a component of an entity (rather than a segment of a business). Unlike SFAS No. 121, an impairment assessment under SFAS No. 144 will never result in a write-down of goodwill. Rather, goodwill is evaluated for impairment under SFAS No. 142. This statement was effective for us on July 1, 2002.

   SFAS No. 145 changes the income statement classification of debt extinguishments, amends the existing literature regarding the accounting for modifications of leases that result in the same economic transaction as a sale-leaseback and makes technical corrections to other existing pronouncements. This statement was effective for us on July 1, 2002.

   Adoption of SFAS No. 143, No. 144 and No. 145 did not to have a material impact on our operating results.

   SFAS No. 146 supersedes Emerging Issues Task Force Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs To Exit and Activity (Including Certain Costs Associated with a Restructuring), and requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred, as opposed to when management is committed to an exit plan. Such liabilities should be recorded based on their fair value, as defined. This statement is effective for exit or disposal activities initiated after December 31, 2002 (the second half of fiscal 2003). We are currently evaluating the impact of adopting this statement.


   (2)     Basic and Diluted Earnings Per Share

   Basic earnings per share is computed by dividing net income less preferred stock dividend requirements by the weighted average number of common shares outstanding during the period. The preferred stock dividend requirements were $0.3 for each of the three-month periods ended September 30, 2002 and 2001.

   Diluted earnings per share is computed in the same manner except that the weighted average number of common shares outstanding assumes the exercise and conversion of certain stock options and vesting of certain restricted stock. For the three-month period ended September 30, 2002 and 2001, the assumed exercise, conversion and vesting totaled 0.7 million shares and 0.4 million shares,
   respectively.    Because including these shares in our calculation
   of earnings per share results in a smaller loss per share, they are considered anti-dilutive. Accordingly, our earnings per share is calculated using the basic number of shares.


   (3)    Revenues and Operating Profit by Reporting Segments

   Reportable segments were modified during the fourth quarter of 2002 to reflect our new internal management organization. The former New Business Development segment was redistributed geographically, primarily between North America Books and Home Entertainment and International Businesses. In addition, the results for Reiman Media Group, which was acquired in the fourth quarter of 2002, are included in our U.S. Magazines segment. The accounting policies of our segments are the same as those described in Note 1 to the consolidated financial statements included in our 2002 Annual Report to Stockholders. In addition, we allocate all corporate administrative costs to our reporting segments.

                                                      Three-month periods ended
                                                             September 30,
                                                           2002         2001

Revenues:
  North America Books and Home Entertainment            $  115.0     $  140.5
  U.S. Magazines                                           173.8        115.3
  International Businesses                                 228.3        241.7
                                                        --------     --------
Total revenues                                          $  517.1     $  497.5
                                                        ========     ========
Operating Profit (Loss):
  North America Books and Home Entertainment            $    3.1     $  (11.1)
  U.S. Magazines                                            (1.5)         1.0
  International Businesses                                  (2.4)        12.9
                                                        --------     --------
Segment operating profit (loss)                             (0.8)         2.8

Other operating items, net                                   2.8           --
                                                        --------     --------
Total operating profit                                  $    2.0     $    2.8
                                                        ========     ========

   (4)   Comprehensive Loss

   Accumulated other comprehensive loss as reported in the balance sheet as of September 30, 2002 and September 30, 2001, primarily represents unrealized losses on certain investments and foreign currency translation adjustments. The components of comprehensive loss, net of related tax, for the three-month periods ended September 30, 2002 and 2001 were as follows:

                                                      Three-month periods ended
                                                             September 30,
                                                           2002       2001

Net loss                                                 $  (5.2)   $ (1.1)
Change in:
  Foreign currency translation adjustments                  (4.4)      2.5
  Net unrealized losses on certain investments (1)          (2.3)     (3.6)
  Net unrealized losses on certain derivative
   transactions(2)                                          (0.6)     (0.6)
                                                         -------    ------
Total comprehensive loss                                 $ (12.5)   $ (2.8)
                                                         =======    ======

(1) Net unrealized losses on certain investments, net of related tax, principally represents our investment in the voting common shares of LookSmart, Ltd. For the three-month period ended September 30,
      2002 and 2001, this amount is net of deferred tax assets of $1.2 and $1.9, respectively.

(2) Net unrealized losses on certain derivative transactions in 2003, net of related tax, principally represent gains and losses on the value of our interest rate caps. For the three-month period ended September 30, 2002, this amount is net of deferred tax assets of $0.3. Net unrealized losses on derivative instruments in 2002 represent losses on derivative instruments used to hedge our exposure to foreign currency risk associated with forecasted royalty payments. For the three-month period ended September 30, 2001, this amount is net of deferred tax assets of $0.3. See
      Note 10, Derivative Instruments, for additional information.

   (5) Other Operating Items

   During the three-month period ended September 30, 2002, we recorded other operating income of $2.8 comprised primarily of net adjustments to litigation-related accrual balances, established in previous years, following settlement of a lawsuit in the first quarter of 2003.

   Other operating items recorded in previous periods also represents charges related to the streamlining of our organizational structure and the strategic repositioning of certain businesses. The components of our restructuring charges included in accrued expenses on our balance sheets are described in further detail below:

   - Severance Costs - These accruals represent the cost to separate employees from our operations as a result of actions taken to streamline the organizational structure. This separation is accomplished through a combination of voluntary and involuntary severance programs. The positions to be separated were identified when the charge was recorded.

   - Contract Terminations - These accruals represent anticipated costs to terminate contractual obligations in connection with streamlining activities.

   The table below reflects changes for the three-month period ended September 30, 2002 to accruals recorded in previous periods. A majority of the reserves remaining relate to severance costs. Of the 289 employees identified to be separated under the charge recorded in the fourth quarter of 2002, approximately 70% have been separated as of September 30, 2002. The $8.6 charged against the reserve in the first quarter of 2003 primarily relates to severance and asset write-downs related to Gifts.com.

   Initial Year      Balance at                             Balance at
    of charge      June 30, 2002  Spending  Adjustments  September 30, 2002

   Fiscal 2000        $   0.7     $ (0.3)     $   --          $   0.4
   Fiscal 2001            8.3       (1.8)         --              6.5
   Fiscal 2002           22.3       (6.5)         --             15.8
                       -------     ------       ----          -------
     Total            $  31.3     $ (8.6)     $   --          $  22.7
                      =======     ======        ====          =======


   (6) Inventories

                                           September 30,     June 30,
                                               2002            2002

  Raw materials                              $  12.6         $  14.7
  Work-in-progress                               8.3             8.7
  Finished goods                               187.8           132.6
                                             -------         -------
  Total inventories                          $ 208.7         $ 156.0
                                             =======         =======

   The method used to value our inventories is the first-in, first-out
   (FIFO) method.

   (7)     Investments

   Available-for-Sale Marketable Securities

   Marketable securities included in other noncurrent assets on the balance sheet primarily represents the fair market value (based on quoted market prices) of our investment in LookSmart, Ltd. These securities are accounted for and classified as available-for-sale securities. As of September 30, 2002, the market value of these shares totaled $1.6 ($5.7 as of June 30, 2002).

   During the three-month period ended September 30, 2002, we sold 1.3 million shares of LookSmart, and recorded a pre-tax gain of $1.4 in other expense, net on the income statement.


   (8)     Goodwill and Other Intangible Assets, Net

   We have adopted of SFAS No. 141, Business Combinations and SFAS No. 142, Goodwill and Other Intangible Assets. Accordingly, we have not recorded any goodwill amortization in 2002 and in 2003. There were no changes in the carrying amount of goodwill during the three-month period ended September 30, 2002. The carrying amount of goodwill as of September 30, 2002 was $1,004.0 - North America Books and Home Entertainment, $322.3 and U.S. Magazines, $681.7. We tested our goodwill for impairment in the third quarter of 2002 (our designated annual period) and determined that no impairment existed with respect to our holdings at that time. We will evaluate the carrying amount of goodwill for recoverability during the third quarter of 2003 and, if necessary, adjust the carrying value of our goodwill.

   The following categories of acquired intangible assets are included in other intangible assets, net as of September 30, 2002 and June 30, 2002:

                                                September 30, 2002      June 30, 2002
                                                 Gross       Net       Gross       Net

Intangible assets with indefinite lives:
  Tradenames                                   $   89.7   $   89.7   $   89.7   $   89.7
Intangible assets with finite lives:
  Licensing agreement                              50.6       40.5       43.5       34.6
  Customer lists                                  137.8      107.3      137.8      116.3
  Other tradenames and
   noncompete agreements                            3.0         --        3.0         --
                                               --------   --------   --------   --------
Total intangible assets                        $  281.1   $  237.5   $  274.0   $  240.6
                                               ========   ========   ========   ========


   Amortization related to intangible assets with finite lives amounted to $9.8 and $1.7 for the three-month period ended September 30, 2002 and 2001, respectively. Our licensing agreement is principally amortized over the initial 10-year contract term, with some amounts being amortized over the remaining 18-year term of our amended agreement. Customer lists are being amortized principally between three and six years. Estimated fiscal year amortization expense, for intangible assets with finite lives, is as follows: fiscal 2003
   - $39.3; fiscal 2004 - $38.8; fiscal 2005 - $36.0; fiscal 2006 -
   $15.2 and fiscal 2007 - $9.7.

   Licensing Agreement

   In May 2000, QSP, Inc. entered into a long-term licensing agreement with World's Finest Chocolate, Inc. The cost associated with the agreement was assigned to distribution rights and is included in intangible assets on the balance sheet. In September 2002, this agreement was amended. The amendment extended the term of the original agreement by ten years, reduced the annual minimum tonnage purchase requirements, favorably adjusted pricing, and permitted QSP to sell World's Finest Chocolate products through marketing channels other than fundraising, under specified circumstances. In connection with these amended terms, QSP agreed to pay World's Finest Chocolate $10.5, of which $7.5 was paid as of September 30, 2002. The amount paid in May 2000 to consummate the initial agreement is being amortized over the original 10-year license term. Amounts paid to amend the agreement have been assigned to various amortization periods ranging from 8 to 18 years (remaining period of the amended agreement). The approximate annual minimum purchase amounts under the amended agreement are: fiscal 2003 - $50.0, fiscal
   2004 - $55.0,  fiscal 2005 - $59.0,  fiscal 2006 - $61.0,  fiscal
   2007 - $62.0 and from fiscal 2008 to fiscal 2020 -  approximately
   $69.0 per year. The amounts are estimates based on minimum tonnage requirements and nominal price increases as stipulated in the amended agreement.

   (9) Debt

   As described in Note 11 to the consolidated financial statements included in our 2002 Annual Report to Stockholders, on May 20, 2002, we restructured our borrowings. We entered into a $950.0 Term Loan Agreement (Term Loan) with a syndicate of banks and other financial institutions, we amended and restated our Five-Year Revolving Credit and Competitive Advance Facility Agreement (Five-Year Facility), and we terminated our 364-Day Revolving Credit and Competitive Advance Facility Agreement. (The Term Loan and the Five-Year Facility are collectively referred to as the 2002 Credit Agreements). The maximum borrowing allowed under the Five-Year Facility is $192.5. The 2002 Credit Agreements are secured by substantially all of our assets and are subject to various financial and non-financial covenants.

   During the first quarter of 2003, we repaid $8.0 of principal related to the Term Loan. The Term Loan agreement requires us to make principal payments of $8.0 per quarter during 2003 and continuing into fiscal 2004, and increasing principal payments thereafter. As of September 30, 2002, we had $942.0 of outstanding borrowings under the Term Loan and $47.0 of outstanding borrowings under the Five-Year Facility. These amounts are included in long-term debt and loans and notes payable, respectively, on the balance sheet.

   As of September 30, 2002, we were in compliance with our covenants. Interest expense for the three-month periods ended September 30, 2002 and 2001 was $12.9 and $4.0, respectively. The weighted average interest rate on our borrowings for each of the three-month periods ended September 30, 2002 and 2001 was 4.3%.


   (10) Derivative Instruments

   Risk Management and Objectives

   In the 2002 Credit Agreements (referred to in Note 9, Debt), we are required to enter into interest rate protection agreements to fix or limit the interest cost with respect to at least one-third of the outstanding borrowings under the Term Loan. Accordingly, in July of 2002 we entered into agreements to cap at 6% the LIBOR interest rate component of $400.0 of our borrowings for a period of three years. Our interest rate cap agreements qualify as cash flow hedges, the effect of which is described below.

   In the normal course of business, we are exposed to market risk from the effect of foreign exchange rate fluctuations on the U.S. dollar value of our foreign subsidiaries' results of operations and financial condition. We purchase foreign currency option and forward contracts to minimize the effect of fluctuating foreign currencies on specifically identifiable anticipated transactions. During the fourth quarter of 2002, we ceased our practice of purchasing foreign currency option and forward contracts to minimize the effect of fluctuating foreign currencies on our foreign subsidiaries' earnings and to minimize the effect of fluctuating foreign currency exchange rates on certain foreign currency denominated assets and liabilities. Accordingly, gains and losses on derivative instruments are comprised of different instruments in 2002 when compared with 2003.

   As a matter of policy, we do not speculate in financial markets and, therefore, we do not hold financial instruments for trading purposes. We continually monitor foreign currency risk and the use of derivative instruments.

   Cash Flow Hedges - For the three-month period ended September 30, 2002 the fair value of our interest rate cap decreased, resulting in a loss of $(0.6), net of deferred taxes of $0.3. For the three-month period ended September 30, 2001, changes in the spot value of the foreign currencies associated with option contracts designated and qualifying as cash flow hedges of forecasted intercompany royalty payments amounted to a loss of $(0.6), net of deferred taxes of $0.3. These changes are reported in accumulated other comprehensive loss included in stockholders' equity on the balance sheet. The gains and losses are deferred until the underlying transaction is recognized in earnings.

   The ineffective portion of the change in market value of our option contracts, specifically the time-value component of $(0.1), was recognized as a loss in other expense, net on the income statement for the three-month period ended September 30, 2001.

   There were no cash flow hedges discontinued during the three-month period ended September 30, 2002 and 2001.

   Other Derivatives - For the three-month period ended September 30, 2002 we did not have any outstanding "other derivative" contracts. For the three-month period ended September 30, 2001, changes in the spot value of the foreign currencies and contract settlements associated with option and forward contracts amounted to a loss of $(3.0). These changes are reported in gain (loss) on foreign exchange included in other expense, net on the income statement. This effect would generally be offset by the translation of the assets, liabilities and future operating cash flows being hedged.


   (11) Recapitalization Agreement

   On October 15, 2002, we entered into a revised agreement with the DeWitt Wallace-Reader's Digest Fund, Inc. and the Lila Wallace Reader's Digest Fund, Inc. (the Funds) providing for a series of actions that will result in all shares of our Class B Voting Common Stock (Class B Stock) and Class A Nonvoting Common Stock (Class A Stock) being recapitalized into a single class of common stock with one vote per share. The October 15, 2002 recapitalization agreement replaces the recapitalization agreement that we entered into with the Funds on April 12, 2002. The October recapitalization agreement provides that:

   - We will repurchase approximately 4.6 million shares of Class B Stock from the Funds for $100.0 in cash in the aggregate;

   - Each share of Class A Stock will be recapitalized into one share of common stock having one vote per share; and

   -  Each remaining share of Class B Stock will be recapitalized into
      1.22 shares of common stock; and

   In addition, the recapitalization agreement provides for the amendment of our charter to, among other things, reflect the reclassification of the stock, divide our board of directors into three classes and eliminate action by written consent of our stockholders. The recapitalization transactions are subject to stockholder approval and other customary closing conditions.

   As previously disclosed, Reader's Digest, its directors and the Funds are defendants in four actions challenging the recapitalization transaction announced in April. Three of the four actions are purported class actions; the fourth action was brought by individual stockholders. The parties in the three class actions have entered into memoranda of understanding setting forth agreements in principle with respect to the settlement of those actions. The plaintiffs in the fourth action have agreed to voluntarily dismiss it. Completion of the revised recapitalization transactions is not contingent upon final court approval of the settlements.

   In order to complete the recapitalization transactions we borrowed $100.0 under the Term Loan. However, since the recapitalization has not yet taken place, we have used the monies borrowed for general corporate purposes.

   If the recapitalization transactions are completed by December 31, 2002, the $100.0 of principal borrowed under the Term Loan would be used to finance these transactions. As a result, $100.0 included in loans and notes payable on our balance sheets would be reclassified to long-term debt. If the recapitalization transactions are not completed by December 31, 2002, we will have to obtain an amendment to or waiver under the 2002 Credit Agreements from our lenders to purchase shares from the Funds. In the event the recapitalization transactions are not completed by December 31, 2002, we will have to repay on that date the $100.0 borrowed to repurchase shares from the Funds unless repayment is waived or not required under an amendment to the 2002 Credit Agreements.


   (12) Share Repurchase Authorization

   As of September 30, 2002, under various share repurchase authorizations (announced during 2000, 2001 and 2002), we have repurchased 8.6 million shares of our Class A nonvoting common stock for approximately $231.7. As of September 30, 2002, we had $186.0 remaining under a $250.0 share repurchase authorization announced in May 2001. We have not repurchased any shares during the three-month period ended September 30, 2002 and, with the exception of the planned repurchase of shares from the DeWitt Wallace-Reader's Digest Fund, Inc. and the Lila Wallace Reader's Digest Fund, Inc., do not expect to repurchase additional shares during any period when repurchases are prohibited under the 2002 Credit Agreements.

          The Reader's Digest Association, Inc. and Subsidiaries
                   Management's Discussion and Analysis
             of Financial Condition and Results of Operations
               (Dollars in millions, except per share data)


   Unless indicated otherwise, references in Management's Discussion and Analysis to "we," "our" and "us" are to The Reader's Digest Association, Inc. and its subsidiaries. All references to 2003 and 2002, unless otherwise indicated, are to fiscal 2003 and fiscal 2002, respectively. Our fiscal year represents the period from July 1 through June 30.

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

   To analyze results on a comparable basis, Management's Discussion and Analysis of operating profit has been written excluding the net effect of other operating items, net income of $3, in 2003. Other operating items, net consist primarily of net adjustments to litigation-related accrual balances following settlement of a lawsuit in the first quarter of 2003.


   Three-Month Period Ended September 30, 2002, Compared With
   Three-Month Period Ended September 30, 2001

   Results of Operations:  Company-Wide

   Revenues

   Revenues for the first quarter of 2003 increased 4% to $517, compared with $498 in the first quarter of 2002. Excluding the favorable effect of foreign currency translation, revenues increased 2%. The increase in revenues is attributable to increased revenues in U.S. Magazines (driven by additional revenues as a result of the acquisition of Reiman), partially offset by reduced mailing activity in North America Books and Home Entertainment and weaker performance in International Businesses.

   The decline in revenues for North America Books and Home Entertainment was driven by a 32% decline in revenues for U.S. Books and Home Entertainment, partially offset by a 13% increase in revenues at Books Are Fun. The revenue decline in our U.S. Books and Home Entertainment business was principally attributable to the elimination of unprofitable mailings and was also attributable to the elimination of unprofitable product lines and businesses that were announced in the fourth quarter of 2002. The increase in revenues at Books Are Fun was driven by an increase in the number of events.

   The increase in revenues in U.S. Magazines was primarily attributable to the acquisition of Reiman in the fourth quarter of 2002, as well as an increase in revenues at QSP, Inc. These increases were partially offset by a decline in revenues from the discontinuation in 2002 of New Choices and Walking magazines, lower overall circulation, and shift in a mailing of a special interest magazine to the second quarter of 2003.

   The decline in revenues for International Businesses was primarily driven by lower sales for music and video products and general books due to planned reductions in marketing activities in many European markets. The impact of severe floods in the Czech Republic, Hungary and Germany further reduced this segments results.

   Segment operating profit decreased to a loss of $(1) in the first quarter of 2003, compared with a profit of $3 in the first quarter of 2002. The operating loss is a direct result of the revenue changes described above and continued investments in new marketing channels in some of our international businesses.

   Other Expense, Net

   Other expense, net increased significantly to $(10) in the first quarter of 2003, compared with $(5) in the first quarter of 2002. The primary changes were:

   - Higher net interest expense of $9, compared with the comparable period in the prior year, primarily attributable to the additional borrowings to consummate the Reiman acquisition.
   - Gains on the sales of LookSmart, Ltd. shares totaling $1. There were no sales of marketable securities in the prior period.
   - Lower losses from foreign currency transactions of $1, partially due to discontinuance of our hedging program.

   Income Taxes

   The effective tax rate for both the first quarter of 2003 and 2002 was consistent at approximately 36%.

   Net Loss and Loss Per Share

   For the first quarter of 2003, the net loss was $(5), or $(0.05) for both basic and diluted loss per share, compared with a net loss of $(1), or $(0.01) for both basic and diluted loss per share in the first quarter of 2002. For both the first quarter of 2003 and 2002, the effect of potentially dilutive shares was not considered in the calculation of loss per share because such shares would have been anti-dilutive.


   Results of Operations:  Operating Segments


   North America Books and Home Entertainment

   Revenues for North America Books and Home Entertainment decreased 18% to $115 in the first quarter of 2003, compared with $141 in the first quarter of 2002. The decline in revenues was driven by lower sales of music and video products, Select Editions, general books, and the absence of revenues from the closure of Gifts.com, Inc. Specifically, revenues were lower primarily because of changes in our U.S. Books and Home Entertainment business due to (1) exiting certain unprofitable video products, the catalog business, and certain continuity series, (2) a 52% reduction in mail quantities, and (3) a focus on more efficient investments in outside mailing lists and telemarketing. Revenues declined 16% in Canada due to lower response rates to mailings. These declines were partially offset by a 13% increase in revenues for Books Are Fun, due to a 34% increase in business events and an 18% increase in school and daycare events.

   Operating profit improved $14 to $3 in the first quarter of 2003 primarily due to our U.S. Books and Home Entertainment business. Specifically, the elimination of unprofitable products and business, lower overhead and promotion costs related to these products and businesses, more efficient investments, better customer performance and management of inventories increased profitability.

   U.S. Magazines

   Revenues for U.S. Magazines increased 51% to $174 in the first quarter of 2003, compared with $115 in the first quarter of 2002. The improvement was largely driven by revenues of $68 from Reiman, which was acquired in the fourth quarter of 2002, as well as an increase in revenues at QSP, Inc. Revenues for QSP, Inc. improved due to increased rates for magazine subscriptions. These increases were partially offset by a 9% decline in revenues for our special interest magazines and Reader's Digest magazine. The decline in revenues for our special interest magazines was primarily attributable the discontinuation of New Choices and Walking magazines in 2002. The decline in revenues for Reader's Digest magazine was primarily attributable to lower circulation revenues due to declining renewal pools, partially offset by new subscribers at lower introductory rates.

   Operating loss was $(2) in the first quarter if 2003, compared with operating profit of $1 in the first quarter of 2002. The decline in profits was driven principally by our discontinuation of the special interest magazines New Choices and Walking in 2002 and by lower circulation revenues at Reader's Digest magazine. These declines were partially offset by profits of $2 as a result of the addition of Reiman and cost reductions at QSP, Inc.

   International Businesses

   Revenues in our International Businesses decreased 6% to $228 in the first quarter of 2003, compared with $242 in the first quarter of 2002. Excluding the favorable effects of foreign currency translation, revenues decreased 10%. The principal factors contributing to this weaker performance were planned reductions in mail quantities to reduce the unfavorable effect of the intensity of our mailings on our response rates, the elimination of unprofitable mailings and some softness in response rates. These events were primarily in Europe namely the United Kingdom, Germany and Poland. In addition, in the United Kingdom and Germany we shifted the timing of some music mailings from the first to the second quarter of 2003. Revenue percent declines were in the mid to high teens in the named countries primarily related to our music and video products and general books. Also adversely affecting revenues during the quarter were the severe floods in the Czech
   Republic, Hungary and Germany.

   In our Latin America and Asia-Pacific regions revenues declined principally in Mexico and Brazil and related primarily to the elimination of unprofitable mailings and some softness in response rates. These declines in revenue were partially offset by favorable performance in Australia due to the timing of certain mailings, increased mail quantities and improved response rates to mailings for some music and video products.

   Operating loss was $(2) in the first quarter of 2003, compared with a profit of $13 in the first quarter of 2002, principally due to the revenue changes described above. In addition, the loss of a postal discount on mailings in France, the impact of the floods in Eastern Europe and continued investments in new marketing channels, including telemarketing and outside mailing list programs contributed to the decline.


   Forward-Looking Information

   Fiscal 2003 Results

   We anticipate earnings in the range of $0.88 to $1.00 per share for the second quarter of 2003 and $1.20 to $1.30 for full-year 2003. These estimates exclude the one-time costs related to our pending recapitalization. The earnings forecast for the second quarter of 2003 includes $25 in revenues and $16 in operating profits ($0.10 per share), related to a shift in revenue recognition for certain book-marketing programs of Reiman, from the forecast for the first quarter of 2003 to the forecast for the second quarter of 2003.

   Liquidity and Capital Resources

                                                                 Three-month
                                                                 period ended
                                                              September 30, 2002

Cash and cash equivalents at June 30, 2002                          $ 108
Net change in cash due to:
  Operating activities                                                (76)
  Investing activities                                                (10)
  Financing activities                                                 35
  Effect of exchange rate changes on cash and cash equivalents         (1)
                                                                    -----
Net change in cash and cash equivalents                               (52)

Cash and cash equivalents at September 30, 2002                     $  56
                                                                    =====

   Cash and cash equivalents decreased 48% to $56 as of September 30, 2002, compared with $108 as of June 30, 2002. The primary reason for the decline in cash was changes in working capital due to the seasonal nature of our business. We generally use cash in the first quarter to build inventories at QSP, Inc. and Books Are Fun. Other reasons for the change in working capital include:

   -  Management incentive payouts in 2003 that were absent in 2002.
   -  Settlement of a lawsuit in the first quarter of 2003.
   - Cash payments related to our restructuring program announced in the fourth quarter of 2002.
   - Larger build up of inventory at Books Are Fun in the first quarter of 2003, compared with 2002 in anticipation of the dockworkers strike on the west coast of the United States.

   Debt
   As described in Note 11 to the consolidated financial statements included in our 2002 Annual Report to Stockholders, on May 20, 2002, we restructured our borrowings. We entered into a $950 Term Loan Agreement (Term Loan) with a syndicate of banks and other financial institutions, we amended and restated our Five-Year Revolving Credit and Competitive Advance Facility Agreement (Five-Year Facility) (collectively referred to as the 2002 Credit Agreements), and we terminated the 364-Day Revolving Credit and Competitive Advance Facility Agreement. The maximum borrowing allowed under the Five-Year Facility is $192.5. During the first quarter of 2003, we repaid $8 of principal related to the Term Loan. The Term Loan requires us to make principal payments of $8 per quarter during 2003 and continuing into fiscal 2004, and increasing principal payments thereafter. In addition, during the first quarter, we borrowed $47 under the Five-Year Facility. The weighted average interest rate on our borrowings for the three-month period ended September 30, 2002 was 4.3%. As of September 30, 2002 we were in compliance with all covenants.

   Under the 2002 Credit Agreements, we are required to hedge at least one-third of borrowings outstanding under the Term Loan. In July 2002, we entered into agreements to cap at 6% the LIBOR interest rate component of $400 of our borrowings under the Term Loan for a period of three years.

   In the second quarter of 2002, we filed a shelf registration statement with the Securities and Exchange Commission allowing us to issue up to $500 of public debt securities. As of September 30, 2002, there were no securities outstanding under this registration statement.

   Recapitalization Agreement
   On October 15, 2002, we entered into a revised agreement with the DeWitt Wallace-Reader's Digest Fund, Inc. and the Lila Wallace Reader's Digest Fund, Inc. (the Funds) providing for a series of actions that will result in all shares of our Class B Voting Common Stock (Class B Stock) and Class A Nonvoting Common Stock (Class A Stock) being recapitalized into a single class of common stock with one vote per share. The October 15, 2002 recapitalization agreement replaces the recapitalization agreement that we entered into with the Funds on April 12, 2002. The October recapitalization agreement provides that:

   - We will repurchase approximately 4.6 million shares of Class B Stock from the Funds for $100 in cash in the aggregate;

   - Each share of Class A Stock will be recapitalized into one share of common stock having one vote per share; and

   -  Each remaining share of Class B Stock will be recapitalized into
      1.22 shares of common stock; and

   In addition, the recapitalization agreement provides for the amendment of our charter to, among other things, reflect the reclassification of the stock, to divide our board of directors into three classes and to eliminate action by written consent of our stockholders. The recapitalization transactions are subject to stockholder approval and other customary closing conditions.

   As previously disclosed, Reader's Digest, its directors and the Funds are defendants in four actions challenging the recapitalization transactions announced in April. Three of the four actions are purported class actions; the fourth action was brought by individual stockholders. The parties in the three class actions have entered into memoranda of understanding setting forth agreements in principle with respect to the settlement of those actions. The plaintiffs in the fourth action have agreed to voluntarily dismiss it. Completion of the revised recapitalization transactions is not contingent upon final court approval of the settlements.

   In order to complete the recapitalization transactions, we borrowed
   $100 under the Term Loan. However, since the recapitalization has not taken place, we have used the monies borrowed for general corporate purposes. We expect to finance the repurchase of shares from the Funds entirely through operating cash flow generated in the second quarter of 2003. If the recapitalization transactions are completed by December 31, 2002, the $100 of principal borrowed under the Term Loan would be used to finance these transactions. As a result, $100 included in loans and notes payable on our balance sheets would be reclassified to long-term debt. If the recapitalization transactions are not completed after December 31, 2002, we will have to obtain an amendment to or waiver under the 2002 Credit Agreements from our lenders to purchase shares from the Funds. In the event the recapitalization transactions are not completed by December 31, 2002, we will have to repay on that date the $100 borrowed to repurchase shares from the Funds, unless repayment is waived or not required under an amendment to the 2002 Credit Agreements.


   We believe that our liquidity, capital resources, cash flows and borrowing capacity are sufficient to fund normal capital expenditures, working capital requirements, the payment of dividends, the execution of our share repurchase program, and the implementation of our strategic initiatives.

   Recent Accounting Standards

   The Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards (SFAS) No. 146 supersedes Emerging Issues Task Force Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs To Exit an Activity (Including Certain Costs Associated with a Restructuring), and requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred, as opposed to when management is committed to an exit plan. Such liabilities should be recorded based on their fair value, as defined. This statement is effective for exit or disposal activities initiated after December 31, 2002. We are currently evaluating the impact of adopting this statement.


                                   *****

   This report contains "forward-looking statements" within the meaning of the U.S. federal securities laws. Forward-looking statements include any statements that address future results or occurrences. These forward-looking statements inherently involve risks and uncertainties that could cause actual future results and occurrences to differ materially from the forward-looking statements.

   Some of these risks and uncertainties include factors relating to:

   - the effects of potentially more restrictive privacy and other governmental regulation relating to our marketing methods;
   -    the effects of modified and varied promotions;
   -    our ability to identify customer trends;
   - our ability to continue to create and acquire a broadly appealing mix of new products;
   - our ability to attract and retain new and younger magazine subscribers and product customers in view of the maturing of an important portion of our customer base;
   - our ability to attract and retain subscribers and customers in an economically efficient manner;
   -    the effects of selective adjustments in pricing;
   - our ability to expand and more effectively utilize our customer database;
   - our ability to expand into new international markets and to introduce new product lines into new and existing markets;
   -    our ability to expand into new channels of distribution;
   - our ability to negotiate and implement productive acquisitions (including the Reiman acquisition), strategic alliances and joint ventures;
   - our ability to successfully integrate newly acquired and newly formed businesses (including the Reiman business);
   - the strength of relationships of newly acquired and newly formed businesses (including the Reiman business) with their employees, suppliers and customers;
   - the accuracy of the basis of forecasts relating to newly acquired and newly formed businesses (including the Reiman business);
   - our ability to achieve financial savings related to restructuring programs;
   - our ability to contain and reduce costs, especially through global efficiencies;
   - the cost and effectiveness of our re-engineering of business processes and operations;
   - the accuracy of our management's assessment of the current status of our business;
   -    the evolution of our organizational and structural capabilities;
   - our ability to respond to competitive pressures within and outside the direct marketing industry, including the Internet;
   -    the effects of worldwide paper and postage costs;
   - the effects of possible postal disruptions on deliveries of promotions, products and payments;
   -    the effects of foreign currency fluctuations;
   - the accuracy of our management's assessment of the future effective tax rate and the effects of initiatives to reduce the rate;
   -    the adequacy of our financial resources;
   - the effects of the terms of, and increased leverage resulting from additional borrowings under, our credit facilities;
   -    the effects of interest rate fluctuations;
   - the effects of ratings downgrades resulting from our increased leverage;
   - the effects of unforeseen economic and political changes in the markets where we compete;
   -    the effects of weather in limiting access to consumers;
   - the economic effects of terrorist activity and subsequent related events, especially those limiting access to consumers and otherwise affecting the direct marketing industry; and
   -    the effects and pace of our stock repurchase program.

   We do not undertake to update any forward-looking statements.

   Item 4. CONTROLS AND PROCEDURES

   Within 90 days prior to the filing date of this report, under the supervision of our Chief Executive Officer and Chief Financial Officer, we evaluated our disclosure controls and procedures (as defined in rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were sufficient to provide reasonable assurances that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

   There have been no significant changes in our internal controls or in other factors that could significantly affect those internal controls subsequent to the date of our evaluation thereof.

                        PART II. OTHER INFORMATION


   Item 6. EXHIBITS AND REPORTS ON FORM 8-K.


   (b)  Reports on Form 8-K

      During the three-month period ended September 30, 2002, we filed the following Current Reports on Form 8-K.

      - Current Report on Form 8-K dated July 26, 2002 including a copy of a complaint from a shareholder seeking to enjoin the recapitalization.

      - Current Report on Form 8-K dated July 31, 2002 including a press release and conference call transcript relating to the fourth quarter of fiscal 2002 earnings release.

      - Current Report on Form 8-K dated August 8, 2002 including recently available information that was incorporated by reference in our Registration Statement on Form S-4.

      - Current Report on Form 8-K dated August 9, 2002 including press release regarding Delaware Court of Chancery denial of motion to enjoin pending recapitalization transaction.

      - Current Report on Form 8-K dated August 14, 2002 including press release regarding postponed shareholder meeting on recapitalization.

      - Current Report on Form 8-K dated August 27, 2002 including presentation regarding the company's modified reporting segments for the first, second, third and fourth quarters of fiscal 2002, 2001 and 2000.

      - Current Report on Form 8-K dated August 28, 2002 including (1) Ruling of the Delaware Court of Chancery, (2) Opinion of the Supreme Court of Delaware, (3) Complaint of Bobby Adams, (4) Complaint of Curtis Denison, and (5) Levco Stipulation of Dismissal.

      - Current Report on Form 8-K dated September 24, 2002 including Statements Under Oath of the Principal Executive Officer and the Principal Financial Officer.

                               SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                                          The Reader's Digest
Association, Inc.
                                          (Registrant)



Date:  November 14, 2002           By:   /s/THOMAS D. BARRY
                                         Thomas D. Barry
                                         Vice President and Corporate Controller
                                         (chief accounting officer and
                                         authorized signatory)

I, Thomas O. Ryder, certify that:

1. I have reviewed this quarterly report on Form 10-Q of The Reader's Digest Association, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

   a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

   b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

   c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

   a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

   b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  November 14, 2002
                                         /s/THOMAS O. RYDER
                                         Chief Executive Officer

I, Michael S. Geltzeiler, certify that:

1. I have reviewed this quarterly report on Form 10-Q of The Reader's Digest Association, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

   a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

   b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

   c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

   a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

   b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  November 14, 2002

                                         /s/MICHAEL S. GELTZEILER
                                         Chief Financial Officer