Form 10-Q
period 2002-12-31
READERS DIGEST ASSOCIATION INC
filed 2003-02-06
CIK 858558

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 2002

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


As of January 31, 2003, 98,002,001 shares of the registrant's common stock were outstanding.



                                                          Page 1 of 30 pages.

           THE READER'S DIGEST ASSOCIATION, INC. AND SUBSIDIARIES

                             Index to Form 10-Q
                                 (unaudited)

                              December 31, 2002


                                                                     Page No.

Part I - Financial Information:

Item 1.  Financial Statements

The Reader's Digest Association, Inc. and Subsidiaries
Consolidated Condensed Financial Statements (unaudited):

  Consolidated Condensed Statements of Income
   for the three-month and six-month periods ended
   December 31, 2002 and 2001                                            3

  Consolidated Condensed Balance Sheets
   as of December 31, 2002 and June 30, 2002                             4

  Consolidated Condensed Statements of Cash Flows
   for the six-month periods ended December 31, 2002 and 2001            5

  Notes to Consolidated Condensed Financial Statements                   6

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                      14

Item 4.  Controls and Procedures                                        24


Part II - Other Information:

Item 4.  Submission of Matters to a Vote of Security Holders            25

Item 6.  Exhibits and Reports on Form 8-K                               27




                    The Reader's Digest Association, Inc. and Subsidiaries
                          Consolidated Condensed Statements of Income
             Three-month and six-month periods ended December 31, 2002 and 2001
                            (In millions, except per share data)
                                        (unaudited)



                                             Three-month period ended   Six-month period ended
                                                     December 31,              December 31,
                                                   2002       2001          2002        2001

Revenues                                       $   830.6  $   784.0    $   1,347.7  $   1,281.5

Product, distribution and editorial expenses      (313.2)    (291.6)        (529.1)      (499.1)
Promotion, marketing and administrative
 expenses                                         (370.8)    (365.8)        (672.8)      (653.0)
Other operating items                                 --         --            2.8           --
                                               ---------  ---------    -----------  -----------
  Operating profit                                 146.6      126.6          148.6        129.4

Other expense, net                                 (13.1)      (3.5)         (23.2)        (8.0)
                                               ---------  ---------    -----------  -----------

 Income before provision for income
    taxes                                          133.5      123.1          125.4        121.4

Provision for income taxes                         (49.3)     (44.3)         (46.4)       (43.7)
                                               ---------  ---------    -----------  -----------

  Net income                                   $    84.2  $    78.8    $      79.0  $      77.7
                                               =========  =========    ===========  ===========

Basic earnings per share:
  Weighted average common shares
   outstanding                                      98.9      100.0           99.1        101.0
                                               =========  =========    ===========  ===========

  Basic earnings per share                     $    0.85 $     0.78    $      0.79  $      0.76
                                               =========  =========    ===========  ===========

Diluted earnings per share:
  Adjusted weighted average common
    shares outstanding                             100.0      100.0          100.2        101.2
                                               =========  =========    ===========  ===========

  Diluted earnings per share                   $    0.84  $    0.78    $      0.78  $      0.76
                                               =========  =========    ===========  ===========

Dividends per common share                     $    0.05  $    0.05    $      0.10  $      0.10
                                               =========  =========    ===========  ===========



See accompanying Notes to Consolidated Condensed Financial Statements.

            The Reader's Digest Association, Inc. and Subsidiaries
                     Consolidated Condensed Balance Sheets
                   As of December 31, 2002 and June 30, 2002
                                 (In millions)
                                  (unaudited)





                                                December 31,   June 30,
                                                    2002         2002

Assets

  Cash and cash equivalents                       $   68.0     $  107.6
  Accounts receivable, net                           395.0        306.0
  Inventories                                        166.2        156.0
  Prepaid and deferred promotion costs               141.4        140.9
  Prepaid expenses and other current assets          175.7        153.2
                                                  --------     --------
Total current assets                                 946.3        863.7

  Property, plant and equipment, net                 161.3        168.1
  Goodwill                                         1,004.2      1,004.0
  Other intangible assets, net                       227.8        240.6
  Other noncurrent assets                            417.6        426.3
                                                  --------     --------
Total assets                                      $2,757.2     $2,702.7
                                                  ========     ========

Liabilities and stockholders' equity
  Loans and notes payable                         $   47.7     $  132.7
  Accounts payable                                   101.9        102.8
  Accrued expenses                                   272.7        283.2
  Income taxes payable                                48.7         28.4
  Unearned revenue                                   467.4        426.9
  Other current liabilities                           34.6          6.8
                                                  --------     --------
Total current liabilities                            973.0        980.8

  Long-term debt                                     902.0        818.0
  Unearned revenue                                   139.0        134.8
  Other noncurrent liabilities                       300.8        297.2
                                                  --------     --------
Total liabilities                                  2,314.8      2,230.8

  Capital stock                                       14.7         25.5
  Paid-in capital                                    217.1        224.6
  Retained earnings                                1,329.7      1,261.2
  Accumulated other comprehensive (loss) income      (90.4)       (89.7)
  Treasury stock, at cost                         (1,028.7)      (949.7)
                                                  --------     --------
Total stockholders' equity                           442.4        471.9
                                                  --------     --------
Total liabilities and stockholders' equity        $2,757.2     $2,702.7
                                                  ========     ========



See accompanying Notes to Consolidated Condensed Financial Statements.


                 The Reader's Digest Association, Inc. and Subsidiaries
                     Consolidated Condensed Statements of Cash Flows
                   Six-month periods ended December 31, 2002 and 2001
                                      (In millions)
                                       (unaudited)


                                                               Six-month period ended
                                                                      December 31,
                                                                    2002      2001
Cash flows from operating activities
  Net income                                                     $   79.0  $   77.7
  Depreciation and amortization                                      32.0      16.2
  Net (gain) loss on the sales of businesses,certain assets,
   investments and contract terminations                             (5.3)     (2.3)
  Changes in current assets and liabilities, net of effects
   of acquisitions and dispositions
   Accounts receivable, net                                         (84.5)   (136.8)
   Inventories, net                                                  (9.1)     16.3
   Unearned revenues                                                 39.7      48.1
   Accounts payable and accrued expenses                            (13.2)     20.4
   Other, net                                                        24.8      32.9
  Changes in noncurrent assets and liabilities, net of effects
   of acquisitions and dispositions                                  13.8     (14.2)
                                                                 --------  --------
Net change in cash due to operating activities                       77.2      58.3
                                                                 --------  --------

Cash flows from investing activities
  Proceeds from maturities and sales of short-term investments
   and marketable securities                                          3.2       1.7
  Purchases of marketable securities, licensing agreements and
   other investments                                                 (7.6)       --
  Proceeds from other long-term investments                            --       2.2
  Proceeds from sales of property, plant and equipment                3.4       0.2
  Capital expenditures                                               (6.6)    (11.1)
                                                                 --------  --------
Net change in cash due to investing activities                       (7.6)     (7.0)
                                                                 --------  --------

Cash flows from financing activities
  Repayments of term loan                                           (16.0)       --
  Proceeds from revolving credit and other facilities, net           15.6      56.5
  Dividends paid                                                    (10.6)    (10.8)
  Common stock repurchased                                         (101.7)    (64.1)
  Proceeds from employee stock purchase plan and exercise             1.8       4.5
   of stock options
  Other, net                                                          2.6       1.1
                                                                 --------  --------
Net change in cash due to financing activities                     (108.3)    (12.8)
                                                                 --------  --------
Effect of exchange rate changes on cash                              (0.9)      1.4
                                                                 --------  --------
Net change in cash and cash equivalents                             (39.6)     39.9

Cash and cash equivalents at beginning of period                    107.6      35.4
                                                                 --------  --------
Cash and cash equivalents at end of period                       $   68.0  $   75.3
                                                                 ========  ========


See accompanying Notes to Consolidated Condensed Financial Statements.

            The Reader's Digest Association, Inc. and Subsidiaries
             Notes to Consolidated Condensed Financial Statements
                     (In millions, except per share data)
                                  (unaudited)

Unless indicated otherwise, references in Notes to Consolidated Condensed Financial Statements to "we," "our" and "us" are to The Reader's Digest Association, Inc. and its subsidiaries. All references to 2003, 2002 and 2001, unless otherwise indicated, are to fiscal 2003, fiscal 2002 and fiscal 2001, respectively. Our fiscal year is the period from July 1 through June 30.

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

We report on a fiscal year beginning July 1. The three-month periods ended December 31, 2002 and 2001 are the second fiscal quarters of 2003 and 2002, respectively. Operating results for any interim period are not necessarily indicative of the results for an entire year due to the seasonality of our business.

New Accounting Standards

The Financial Accounting Standards Board (FASB) has issued the following applicable pronouncements: Statement of Financial Accounting Standards
(SFAS) No. 143, Accounting for Asset Retirement Obligations; SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets; SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections; SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities; FASB Interpretation (FIN) No. 45 Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others - an Interpretation of FASB Statements No. 5, 57, and 107 and Rescission of FASB Interpretation No. 34 and SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of FASB Statement No. 123.

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

SFAS No. 144 also retains the basic provisions of APB Opinion No. 30 on how to present discontinued operations on the income statement but broadens that presentation to include a component of an entity (rather than a segment of a business). Unlike SFAS No. 121, an impairment assessment under SFAS No. 144 will never result in a write-down of goodwill. Rather, goodwill is evaluated for impairment under SFAS No. 142, Goodwill and Other Intangible Assets. This statement was effective for us on July 1, 2002.

SFAS No. 145 changes the income statement classification of debt extinguishments, amends the existing literature regarding the accounting for modifications of leases that result in the same economic transaction as a sale-leaseback and makes technical corrections to other existing pronouncements. This statement was effective for us on July 1, 2002.

Adoption of SFAS No. 143, No. 144 and No. 145 did not have a material impact on our operating results.

SFAS No. 146 supersedes Emerging Issues Task Force Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs To Exit an Activity (Including Certain Costs Associated with a Restructuring), and requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred, as opposed to when management is committed to an exit plan. Such liabilities should be recorded based on their fair value, as defined. This statement is effective for exit or disposal activities initiated after December 31, 2002 (for us, effective beginning the second half of 2003). The impact of SFAS No. 146 on our future financial position and results of operations will depend upon the timing of, and events underlying, any future restructuring actions.

In November 2002, the FASB issued FIN No. 45. FIN No. 45 establishes the accounting and disclosure requirements for a guarantor related to its obligations under certain guarantees that it has issued. The interpretation requires the recognition of a liability, based upon fair value, for any non-contingent obligation. In addition, the interpretation enhances the disclosures that were required under SFAS No. 5, Accounting for Contingencies, and FIN No. 34, Disclosure of Indirect Guarantees of Indebtedness of Others (An Interpretation of FASB Statement No. 5), related to guarantees. The recognition and measurement provisions of this interpretation are effective for all guarantees issued or modified after December 31, 2002 (for us, effective beginning the second half of 2003). We are currently evaluating the impact of adopting this interpretation.

In December 2002, the FASB issued SFAS No. 148. This statement amends the transition and disclosure provisions of SFAS No. 123, Accounting for Stock-Based Compensation. Specifically, SFAS No. 148 provides more transition alternatives for companies that wish to adopt the fair-value based provisions of SFAS No. 123 and increases the disclosure required of companies that continue to account for their stock-based compensation under the intrinsic-value method prescribed under APB No. 25, Accounting for Stock Issued to Employees. The annual disclosure and transition provisions of SFAS No. 148 are effective for fiscal years ending after December 15, 2002 (for us, effective for 2003 and thereafter). The interim disclosure provisions are effective for interim periods beginning after December 15, 2002 (for us, effective beginning the third quarter of 2003). We will implement the disclosure provisions of this statement in the third quarter of 2003.

(2)   Basic and Diluted Earnings Per Share

Basic earnings per share is computed by dividing net income less preferred stock dividend requirements by the weighted average number of common shares outstanding during the period. The preferred stock dividend requirements were $0.3 for each of the three-month periods ended December 31, 2002 and 2001 and $0.7 for each of the six-month periods ended December 31, 2002 and 2001.

Diluted earnings per share is computed in the same manner except that the weighted average number of common shares outstanding assumes the exercise and conversion of certain stock options and vesting of restricted stock. For the three-month period ended December 31, 2002, the assumed exercise, conversion and vesting were 1.1 million shares; for the comparable period ended December 31, 2001, the impact was minimal. For the six-month period ended December 31, 2002, the assumed exercise, conversion and vesting was 1.1 million shares; for the comparable period ended December 31, 2001, there were 0.2 million shares.

For the three- and six-month periods ended December 31, 2002, there were 13.1 million shares and 11.1 million shares, respectively, which were not included in the calculation of earnings per share because the effect would have been anti-dilutive. For the three- and six-month periods ended December 31, 2001,
11.0 million shares were not included in the calculation of earnings per share for this reason.

The share repurchase and recapitalization of Class A Nonvoting Common Stock and Class B Voting Common Stock into common stock pursuant to the Recapitalization Agreement (See Note 11, Recapitalization Agreement, for additional information.) were accounted for prospectively in determining the weighted average shares outstanding.

(3)       Revenues and Operating Profit by Operating Segments

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


                                      Three-month period ended   Six-month period ended
                                             December 31,              December 31,
                                           2002        2001         2002         2001
Revenues
  North America Books and Home
   Entertainment                        $   199.3   $   226.4   $    314.3   $    366.9
  International Businesses                  289.5       313.2        517.8        554.9
  U.S. Magazines                            341.8       244.4        515.6        359.7
                                        ---------   ---------   ----------   ----------
Total revenues                          $   830.6   $   784.0   $  1,347.7   $  1,281.5
                                        =========   =========   ==========   ==========


                                      Three-month period ended   Six-month period ended
                                             December 31,              December 31,
                                           2002        2001         2002         2001
Operating profit
  North America Books and Home
   Entertainment                        $    28.3   $    20.6   $     31.5   $      9.5
  International Businesses                   23.0        36.7         20.5         49.6
  U.S. Magazines                             95.3        69.3         93.8         70.3
                                        ---------   ---------   ----------   ----------
Segment operating profit                    146.6       126.6        145.8        129.4
  Other operating items                        --          --          2.8           --
                                        ---------   ---------   ----------   ----------
Total operating profit                  $   146.6   $   126.6   $    148.6   $    129.4
                                        =========   =========   ==========   ==========



(4)   Comprehensive (Loss) Income

Accumulated other comprehensive (loss) income as reported in the balance sheets, primarily represents foreign currency translation adjustments. The components of comprehensive income, net of related tax, for the three- and six-month periods ended December 31, 2002 and 2001 were as follows:


                                            Three-month period ended     Six-month period ended
                                                    December 31,               December 31,
                                                  2002        2001            2002     2001

Net income                                      $  84.2  $  78.8            $  79.0  $  77.7
Change in:
  Foreign currency translation adjustments          6.9      0.6                2.5      3.1
  Net unrealized gains (losses) on certain
   investments (1)                                  1.3      4.9               (0.2)     1.3
  Reclassification adjustments for gains that
   are included in net income (2)                  (1.2)    (1.0)              (2.0)    (1.0)
  Net unrealized gains (losses) on certain
   derivative transactions (3)                     (0.4)     0.1               (1.0)    (0.5)
                                                -------  -------            -------  -------
Total comprehensive (loss) income               $  90.8  $  83.4            $  78.3  $  80.6
                                                =======  =======            =======  =======

(1)Net unrealized gains (losses) on certain investments, net of related tax, principally represents our investment in the voting common shares of LookSmart, Ltd. For three- and six-month periods ended December 31, 2002, these amounts are net of a deferred tax liability of $(0.7) and a deferred tax asset of $0.1, respectively. For the three- and six-month periods ended December 31, 2001, these amounts are net of deferred tax liabilities of $(2.6) and $(0.7), respectively.

(2)Reclassification adjustments for gains that are included in net income are net of deferred taxes of $0.6 and $1.1 for the three- and six-month periods ended December 31, 2002. For each of the three- and six-month periods ended December 31, 2001, these amounts were $0.6.

(3)Net unrealized gains (losses) on certain derivative transactions in 2003, net of related tax, principally represent gains and losses on the value of our interest rate caps. For the three- and six-month periods ended December 31, 2002, these amounts are net of deferred tax assets of $0.2 and $0.5, respectively. Net unrealized gains (losses) on derivative instruments in 2002 represent gains and losses on derivative instruments used to hedge our exposure to foreign currency risk associated with forecasted royalty payments. For the six-month period ended December 31, 2001, this amount is net of deferred tax assets of $0.3. See Note 10, Derivative Instruments, for additional information.

(5) Other Operating Items and Restructuring Charges

During the three-month period ended December 31, 2002, we did not record any other operating items or restructuring charges. For the six-month period ended December 31, 2002, we recorded income of $2.8 in other operating items, net. This item consisted primarily of net adjustments to litigation-related accrual balances, established in previous years, following settlement of a lawsuit in the first quarter of 2003.

Restructuring charges also represent charges related to the streamlining of our organizational structure and the strategic repositioning of certain businesses. The components of these charges, included in accrued expenses on the balance sheets, are described in further detail below:

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

The table below reflects changes for the three-month period ended December 31, 2002 to accruals recorded in previous periods. A majority of the reserves remaining relate to severance costs. Of the 289 employees identified to be separated under the charge recorded in the fourth quarter of 2002, approximately 80% have been separated as of December 31, 2002. The $6.3 in spending charged against the reserve in the second quarter of 2003 primarily related to severance and, to a lesser extent, asset write-downs in the United Kingdom.


  Initial year         Balance at                                          Balance at
   of charge       September 30, 2002    Spending      Adjustments     December 31, 2002

  2001 & prior         $    6.9           $ (1.6)         $ --              $   5.3
  2002                     15.8             (4.7)           --                 11.1
                       --------           ------          ----              -------
     Total             $   22.7           $ (6.3)         $ --              $  16.4
                       ========           ======          ====              =======


For the six-month period ended December 31, 2002, spending charged against reserves recorded in previous periods amounted to $14.9 primarily related to severance and, to a lesser extent, asset write-downs related to Gifts.com, Inc.


   Initial year       Balance at                                           Balance at
     of charge      June 30, 2002        Spending      Adjustments      December 31, 2002

  2001 & prior        $    9.0            $ (3.7)         $ --              $   5.3
  2002                    22.3             (11.2)           --                 11.1
                       --------           ------          ----              -------
     Total            $   31.3            $(14.9)         $ --              $  16.4
                       ========           ======          ====              =======

(6) Inventories

                                            December 31,      June 30,
                                                2002            2002

  Raw materials                               $  11.7         $  14.7
  Work-in-progress                                6.5             8.7
  Finished goods                                148.0           132.6
                                              -------         -------
Total inventories                             $ 166.2         $ 156.0
                                              =======         =======

We use the first-in, first-out (FIFO) method to value our inventories.

(7)   Investments

Available-for-Sale Marketable Securities

Marketable securities included in other noncurrent assets on the balance sheets primarily represent the fair market value (based on quoted market prices) of our investment in LookSmart, Ltd. These securities are accounted for, and classified as, available-for-sale securities. As of December 31, 2002, the market value of these shares totaled $2.3 ($5.7 as of June 30, 2002).

During the three- and six-month periods ended December 31, 2002, we sold 0.7 million shares and 2.0 million shares of LookSmart, respectively, and recorded pre-tax gains of $1.8 and $3.1, respectively, in other expense, net on the income statements. During the three- and six-month periods ended December 31, 2001, we sold 1.5 million shares of LookSmart, and recorded a pre-tax gain of $1.6 in other expense, net on the income statements.

(8)   Goodwill and Intangible Assets, Net

We have adopted SFAS No. 141, Business Combinations and SFAS No. 142, Goodwill and Other Intangible Assets. Accordingly, we have not recorded any goodwill amortization in 2002 and in 2003. The carrying amount of goodwill during the three- and six-month periods ended December 31, 2002 increased by $0.2 due to additional items related to the acquisition of Reiman Holding Company LLC, which was acquired in the fourth quarter of 2002 (included in the U.S. Magazines segment). The carrying amount of goodwill as of December 31, 2002 was $1,004.2, comprised of $322.3 in North America Books and Home Entertainment and $681.9 in U.S. Magazines.

We tested our goodwill for impairment in the third quarter of 2002 (our designated annual period) and determined that no impairment existed with respect to our holdings at that time. We will evaluate the carrying amount of goodwill and intangible assets with indefinite lives for recoverability during the third quarter of 2003 and, if necessary, adjust their carrying value. Intangible assets with finite lives are evaluated annually to determine whether events and circumstances, such as adverse trends in expected cash flow, warrant a revision to the remaining period of amortization.

The following categories of acquired intangible assets are included in other intangible assets, net as of December 31, 2002 and June 30, 2002:


                                             December 31, 2002        June 30, 2002
                                             Gross        Net        Gross       Net

Intangible assets with indefinite lives:
  Tradenames                               $   89.7    $   89.7    $   89.7   $   89.7
Intangible assets with finite lives:
  Licensing agreement                          50.6        39.2        43.5       34.6
  Customer lists                              137.8        98.9       137.8      116.3
  Other tradenames and
   noncompete agreements                        3.0          --         3.0         --
                                           --------    --------    --------   --------
Total intangible assets                    $  281.1    $  227.8    $  274.0   $  240.6
                                           ========    ========    ========   ========

Amortization related to intangible assets with finite lives amounted to $9.9 and $19.7 for the three- and six-month periods ended December 31, 2002, respectively ($1.9 and $3.6 for the three- and six-month periods ended December 31, 2001, respectively). Our licensing agreement is principally amortized over the initial 10-year contract term, with some amounts being amortized over the remaining 18-year term of our amended agreement. Customer lists are being amortized principally between three and six years. Estimated fiscal year amortization expense, for intangible assets with finite lives, is as follows: fiscal 2003 - $39.5; fiscal 2004 - $38.9; fiscal 2005 - $36.1;
fiscal 2006 - $15.3; and fiscal 2007 - $10.0.

Licensing Agreement

In May 2000, QSP, Inc. entered into a long-term licensing agreement with World's Finest Chocolate, Inc. The cost associated with the agreement was assigned to licensing agreements and is included in other intangible assets, net on the balance sheets. In September 2002, this agreement was amended. The amendment extended the term of the original agreement by ten years, reduced the annual minimum tonnage purchase requirements, favorably adjusted pricing, and permitted QSP to sell World's Finest Chocolate products through marketing channels other than fundraising, under specified circumstances. In connection with these amended terms, QSP agreed to pay World's Finest Chocolate $10.5, of which $7.5 was paid as of December 31, 2002. The amount paid in May 2000 to consummate the initial agreement is being amortized over the original 10-year license term. Amounts paid to amend the agreement have been assigned to various amortization periods ranging from 8 to 18 years (remaining period of the amended agreement). The approximate annual minimum purchase amounts under the amended agreement are: fiscal 2003 - $50.0, fiscal 2004 - $55.0, fiscal 2005 - $59.0, fiscal 2006 - $61.0, fiscal 2007 - $62.0 and from fiscal 2008 to fiscal 2020, approximately $69.0 per year. The amounts are estimates based on minimum tonnage requirements and nominal price increases as stipulated in the amended agreement.

(9) Debt

As described in Note 11 to the consolidated financial statements included in our 2002 Annual Report to Stockholders, on May 20, 2002, we restructured our borrowings. We entered into a $950.0 Term Loan Agreement (Term Loan) with a syndicate of banks and other financial institutions (this amount includes the $100.0 borrowed to repurchase shares pursuant to the Recapitalization Agreement; see Note 11, Recapitalization Agreement, for additional information). We also amended and restated our Five-Year Revolving Credit and Competitive Advance Facility Agreement (Five-Year Facility), and we terminated our 364-Day Revolving Credit and Competitive Advance Facility Agreement. (The Term Loan and the Five-Year Facility are collectively referred to as the 2002 Credit Agreements.) The maximum borrowing allowed under the Five-Year Facility is $192.5. The 2002 Credit Agreements are secured by substantially all of our assets and are subject to various financial and non-financial covenants.

During the first half of 2003, we repaid $16.0 of principal related to the Term Loan. The Term Loan requires us to make principal payments of $8.0 per quarter during 2003 and continuing into fiscal 2004, and increasing principal payments thereafter. As of December 31, 2002, we had $934.0 of outstanding borrowings under the Term Loan and $15.0 of outstanding borrowings under the Five-Year Facility. These amounts are included in long-term debt and in loans and notes payable on the balance sheets.

Interest expense for the three- and six-month periods ended December 31, 2002 was $12.6 and $25.4, respectively ($3.4 and $7.3 for the three- and six-month periods ended December 31, 2001, respectively). Interest income on cash balances was $1.8 and $3.3 for the three- and six-month periods ended December 31, 2002, respectively ($0.9 and $2.2 for the three- and six-month periods ended December 31, 2001, respectively). The weighted average interest rate on our borrowings for the six-month periods ended December 31, 2002 and 2001 was 4.2% and 4.1%, respectively.

(10) Derivative Instruments

Risk Management and Objectives

In the 2002 Credit Agreements (referred to in Note 9, Debt), we are required to enter into interest rate protection agreements to fix or limit the interest cost with respect to at least one-third of the outstanding borrowings under the Term Loan. Accordingly, in July 2002 we entered into agreements to cap at 6% the LIBOR interest rate component of $400.0 of our borrowings for a period of three years. Our interest rate cap agreements qualify as cash flow hedges, the effect of which is described below.

In the normal course of business, we are exposed to market risk from the effect of foreign exchange rate fluctuations on the U.S. dollar value of our foreign subsidiaries' results of operations and financial condition. We purchase foreign currency option and forward contracts to minimize the effect of fluctuating foreign currencies on specifically identifiable anticipated transactions. During the fourth quarter of 2002, we ceased our practice of purchasing foreign currency option and forward contracts to minimize the effect of fluctuating foreign currencies on our foreign subsidiaries' earnings and certain foreign currency denominated assets and liabilities. Accordingly, gains and losses on derivative instruments are comprised of different instruments in 2002 when compared with 2003.

As a matter of policy, we do not speculate in financial markets and, therefore, we do not hold financial instruments for trading purposes. We continually monitor foreign currency risk and the use of derivative instruments.

Cash Flow Hedges - For the three- and six-month periods ended December 31, 2002, the fair value of our interest rate cap decreased, resulting in a loss of $(0.4) and $(1.0), net of deferred taxes of $0.2 and $0.5, respectively. For the three-month period ended December 31, 2001, changes in the spot value of the foreign currencies associated with option contracts designated and qualifying as cash flow hedges of forecasted intercompany royalty payments amounted to a gain of $0.1 (a loss of $(0.5), net of deferred taxes of 0.3, for the six-month period ended December 31, 2001). These changes are reported in accumulated other comprehensive (loss) income included in stockholders' equity on the balance sheets. The gains and losses are deferred until the underlying transaction is recognized in earnings.

The ineffective portion of the change in market value of our option contracts, specifically the time-value component of $(0.2) and $(0.3), was recognized as a loss in other expense, net on the income statements for the three- and six-month periods ended December 31, 2001, respectively.

There were no cash flow hedges discontinued during the three- and six-month periods ended December 31, 2002 and 2001.

Other Derivatives - For the three- and six-month periods ended December 31, 2002 we did not have any outstanding "other derivative" contracts. For the three- and six-month periods ended December 31, 2001, changes in the spot value of the foreign currencies and contract settlements associated with option and forward contracts amounted to a loss of $(1.5) and $(4.5), respectively. These changes are reported in gain (loss) on foreign exchange included in other expense, net on the income statements. This effect would generally be offset by the translation of the assets, liabilities and future operating cash flows being hedged.

(11) Recapitalization Agreement

On October 15, 2002, we entered into a revised agreement with the DeWitt Wallace-Reader's Digest Fund, Inc. and the Lila Wallace-Reader's Digest Fund, Inc. (the Funds) providing for a series of actions that resulted in all shares of our Class B Voting Common Stock (Class B Stock) and Class A Nonvoting Common Stock (Class A Stock) being recapitalized into a single class of common stock with one vote per share. The October 15, 2002 recapitalization agreement replaced the recapitalization agreement that we entered into with the Funds on April 12, 2002. The October recapitalization agreement provided that:

  - We would repurchase approximately 4.6 million shares of Class B Stock from the Funds for $100.0 in cash in the aggregate;
  - Each share of Class A Stock would be recapitalized into one share of common stock having one vote per share; and
  - Each remaining share of Class B Stock would be recapitalized into 1.22 shares of common stock.

In addition, the recapitalization agreement provided for the amendment of our charter to, among other things, reflect the reclassification of the stock, divide our board of directors into three classes and eliminate action by written consent of our stockholders.

As previously disclosed, four actions were commenced against Reader's Digest, its directors and the Funds challenging the original recapitalization transaction announced in April 2002. Three of the four actions are purported class actions; the fourth action was brought by individual stockholders. The parties in two of the three class actions have entered into a memorandum of understanding setting forth agreements in principle with respect to the settlement of those actions. In the third class action, the parties have entered into a comprehensive settlement agreement, and a hearing to approve the proposed settlement is scheduled for February 12, 2003. The fourth action has been voluntarily dismissed.

The transactions contemplated by the October recapitalization agreement were completed on December 13, 2002. The $100.0 borrowed under the Term Loan on May 20, 2002 to repurchase stock, which was classified as short-term debt as of June 30, 2002 pending completion of the recapitalization transactions, was reclassified as long-term debt after completion of the recapitalization transactions.

(12) Share Repurchase Authorization

As of December 31, 2002, under various share repurchase authorizations (announced during 2000, 2001 and 2002), we have repurchased 8.6 million shares of our Class A Stock for approximately $231.7. On December 13, 2002, under a separate authorization, we repurchased 4.6 million shares of our Class B Stock from the Funds for approximately $100.0 as part of our recapitalization (see Note 11, Recapitalization Agreement). As of December 31, 2002, we had $186.0 remaining under a $250.0 share repurchase authorization announced in May 2001. We do not expect to repurchase additional shares during any period when repurchases are prohibited under the 2002 Credit Agreements (see Note 9, Debt).

            The Reader's Digest Association, Inc. and Subsidiaries
                     Management's Discussion and Analysis
               of Financial Condition and Results of Operations
                 (Dollars in millions, except per share data)
                                  (unaudited)

Unless indicated otherwise, references in Management's Discussion and Analysis to "we," "our" and "us" are to The Reader's Digest Association, Inc. and its subsidiaries. All references to 2003 and 2002, unless otherwise indicated, are to fiscal 2003 and fiscal 2002, respectively. Our fiscal year
is the period from July 1 through     June 30.

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


Three-Month Period Ended December 31, 2002, Compared With Three-Month Period Ended December 31, 2001

Results of Operations:  Company-Wide

Revenues and Operating Profit

Revenues for the second quarter of 2003 increased 6% to $831, compared with $784 in the second quarter of 2002. Excluding the favorable impact of foreign currency translation, revenues increased 4%. The increase in revenues was principally in U.S. Magazines (driven by the addition of Reiman revenues), partially offset by weaker performance in International Businesses and reduced activity in North America Books and Home Entertainment.

The increase in revenues for U.S. Magazines was largely attributable to the acquisition of Reiman in the fourth quarter of 2002 and, to a lesser extent, slightly higher revenues at QSP, Inc. and for some of our Special Interest Publications. These increases were partially offset by lower circulation revenues for Reader's Digest magazine and the absence of revenues from New Choices magazine, which was discontinued in the fourth quarter of 2002.

The decline in revenues for International Businesses was driven by lower sales of general books, music, video, and illustrated series products primarily as a result of lower response rates attributable to weak economies and reduced mail quantities to rest our customer lists. Specifically, revenue declines in the United Kingdom, France, Germany and Poland accounted for a majority of the revenue decline in this segment.

The decline in revenues for North America Books and Home Entertainment was driven by the elimination of unprofitable product lines and businesses, which was announced in the fourth quarter of 2002, and the elimination of unprofitable mailings. In addition, lower revenues for Select Editions, attributable to planned reductions in outside list mailings, contributed to the decline. The decrease in revenues was partially offset by increased revenues at Books Are Fun driven by an increase in the number of events held during the quarter and sales per event.

Operating profit for the second quarter of 2003 increased 16% to $147, compared with $127 in the second quarter of 2002. Excluding the favorable impact of foreign currency translation, operating profit increased 14%. This improvement was driven by profits generated by Reiman, a significant reduction in losses at U.S. Books and Home Entertainment and higher profits at Books Are Fun. These improvements were partially offset by weaker results in our International Businesses, notably France, Mexico and Germany.

Another factor reducing our operating profit relates to pension and post-retirement benefits. For the second quarter of 2003, the decline in income from pension assets and the increase in the cost of post-retirement benefits amounted to $4, when compared with the second quarter of 2002. The decrease in pension income was driven by our revision of the assumed rate of return on pension assets to conform it to our current expectations. As a result, we reduced the rate used in the calculation of net pension expense from 9.75% in 2002 to 9.25% in 2003.

Other Expense, Net

Other expense, net increased significantly to $(13) in the second quarter of 2003, compared with $(4) in the second quarter of 2002. Primary factors contributing to the increase included:

  - Higher interest expense, net of $(8), compared with the comparable period in the prior year, primarily attributable to the additional borrowings to consummate the Reiman acquisition.
  - Expenses of $(6) incurred in the current quarter in connection with the recapitalization transactions.
  - Minimal gains from foreign currency transactions in the second quarter of 2003, compared with a loss of $(3) in the comparable period in the prior year. This was partially due to the discontinuance of a portion of our hedging program (see Note 10, Derivative Instruments, in our notes to Consolidated Condensed Financial Statements).
  - A gain of $2 from the sale of a building in Australia in the current period.


Income Taxes

The effective tax rate for the second quarter of 2003 of 36.9% included expenses associated with the recapitalization transactions that were not tax deductible. Excluding these expenses, our effective tax rate was 35.4%, compared with 36.0% for the second quarter of 2002.


Net Income and Earnings Per Share

For the second quarter of 2002, net income was $84, or $0.84 per share for diluted earnings per share ($0.85 for basic earnings per share). In the prior year period, net income was $79 or $0.78 per share for both basic and diluted earnings per share.


Results of Operations:  Operating Segments

The following chart details the results of our segments, excluding the effect of other operating items.

                                              Three-month period
                                                end December 31,
                                                  2002     2001
Revenues
  North America Books and Home Entertainment      $199     $226
  International Businesses                         290      313
  U.S. Magazines                                   342      245
                                                  ----     ----
Total revenues                                    $831     $784
                                                  ====     ====

Operating profit
  North America Books and Home Entertainment      $ 28     $ 21
  International Businesses                          23       37
  U.S. Magazines                                    96       69
                                                  ----     ----
Segment operating profit                          $147     $127
                                                  ====     ====

North America Books and Home Entertainment

Revenues for North America Books and Home Entertainment for the second quarter of 2003 decreased 12% to $199, compared with $226 in the second quarter of 2002. The decline in revenues was driven by planned lower sales of virtually all products in U.S. Books and Home Entertainment, partially offset by strength at Books Are Fun. The decline in U.S. Books and Home Entertainment was attributable to the closure of Gifts.com, Inc. and exiting certain unprofitable video products, the catalog business, and certain continuity series (all of which were announced in the fourth quarter of 2002). In addition, revenues for Select Editions declined in the U.S. due to planned reductions in outside list mail quantities. Overall, U.S. Books and Home Entertainment reduced its mail quantities in order to improve the efficiency of its mailings. Coupled with the decline in revenues due to the activities that were discontinued, mail quantities were lower by approximately 70% when compared to the second quarter of 2002. The revenue declines in our U.S. Books and Home Entertainment business were partially offset by a 10% increase in revenues at Books Are Fun, driven by an increase in the number of corporate events held and the average sales per event, due to better product selection.

Operating profit for North America Books and Home Entertainment for the second quarter of 2003 increased 37% to $28, compared with $21 in the second quarter of 2002. This increase was driven by a 47% reduction in the operating loss at U.S. Books and Home Entertainment and an 11% increase in profit at Books Are Fun, attributable to the increase in revenues described above. The reduced loss at U.S. Books and Home Entertainment was driven by lower promotion, overhead and fulfillment costs as a result of the elimination of unprofitable businesses and other ongoing cost reduction initiatives.


International Businesses

Revenues in our International Businesses in the second quarter of 2003 declined 8% to $290, compared with $313 in the second quarter of 2002. Excluding the favorable impact of foreign currency translation, revenues declined 12%. Generally, the decline in revenues was primarily in the United Kingdom, France, Germany and Poland and was attributable to: (1) lower response rates to mailings primarily attributable to weak economies in these countries; (2) planned reductions in mail quantities to reduce the unfavorable effect of the intensity of our mailings; and (3) a smaller active customer base. In addition, revenues were lower because of a shift in the timing of certain mailings in the first quarter of 2003 in Germany and severe floods in the first quarter of 2003, which also affected response rates in the Czech Republic, Hungary and Germany in the second quarter. Revenue declines in these markets represented a majority of the revenue decline in this segment and related principally to general books and, to a lesser extent, music products and illustrated series.

Revenue declines in Asia Pacific and Latin America comprised 20% of the decline in this segment. The revenue declines in Mexico, Brazil and Argentina were attributable principally to poor economic conditions in those countries. Revenues for Australia and Asia were lower as a result of lower response rates to mailings in Australia and reduced mailing activity in Asia.

Operating profit in our International Businesses in the second quarter of 2003 declined 37% to $23, compared with $37 in the second quarter of 2002. Excluding the favorable impact of foreign currency translation, operating profit declined 44%. The decline in profit was principally attributable to the activity described above and investments in new business initiatives, including the international expansion of Books Are Fun and QSP, partially offset by lower promotion costs and ongoing cost reduction initiatives.


U.S. Magazines

Revenues for U.S. Magazines for the second quarter of 2003 increased 40% to $342, compared with $245 in the second quarter of 2002. This increase was driven by the addition of $99 in revenues from Reiman, which was acquired in the fourth quarter of 2002, slightly improved performance at QSP, Inc. and higher revenues for some of our Special Interest Publications. Revenues were higher for all major products at QSP, Inc. as a result of favorable pricing, partially offset by lower volumes. Advertising revenues were higher for both Reader's Digest Large Print and U.S. Selecciones, and the timing of issues (a shift from the first quarter into the second quarter) for American Woodworker contributed to the overall increase in revenues from Special Interest Publications. These increases were partially offset by a 6% reduction in revenues for Reader's Digest magazine due to lower renewal pools, partially offset by new subscribers at lower introductory rates, and the absence of revenues from New Choices magazine, which was discontinued in the fourth quarter of 2002.

Operating profit for the second quarter of 2003 increased 38% to $96, compared with $69 in the second quarter of 2002. The increase in operating profit was driven primarily by the addition of profit at Reiman, a substantial increase in profits for Reader's Digest magazine due to lower promotion costs, increased profits for some of our Special Interest Publications and slight improvement at QSP, Inc. In addition, the results of ongoing cost reduction initiatives contributed to the profit improvement at QSP, Inc. These increases were partially offset by investments in new products, including RD Specials and other joint initiatives between Reiman and Reader's Digest magazine.


Six-Month Period Ended December 31, 2002, Compared With Six-Month Period Ended December 31, 2001

Results of Operations:  Company-Wide

Revenues and Operating Profit

Revenues for the six-month period ended December 31, 2002 increased 5% to $1,348, compared with $1,282 for the six-month period ended December 31, 2001. Excluding the favorable impact of foreign currency translation, revenues increased 3%. The change in revenues was attributable to increased revenues in U.S. Magazines (driven by the addition of revenues from Reiman, which was acquired in the fourth quarter of 2002), partially offset by weaker performance in our International Businesses and strategic reductions in mailing activity for North America Books and Home Entertainment to improve profitability.

The increase in revenues for U.S. Magazines was largely attributable to Reiman and, to a lesser extent, increased revenues at QSP, Inc. These increases were partially offset by lower revenues for Reader's Digest magazine and the absence of revenues from New Choices and Walking magazines, which were discontinued in 2002.

The decline in revenues for International Businesses was driven by lower sales for most products. Certain of our larger international markets were affected by lower response rates from weak economies in these markets and planned reductions in mail quantities to rest our customer lists.

The decline in North America Books and Home Entertainment was driven by a nearly 40% reduction in revenues in our U.S. Books and Home Entertainment business attributable to the elimination of unprofitable product lines, businesses and mailings (these initiatives were announced in the fourth quarter of 2002). In addition, lower sales of Select Editions further reduced results. These declines were partially offset by an 11% increase in revenues at Books Are Fun.

Operating profit for the six-month period ended December 31, 2002 increased 15% to $149, compared with $129 for the six-month period ended December 31, 2001. Excluding the favorable impact of foreign currency translation, operating profit increased 12%. The increase in profit was principally driven by profits generated by Reiman, a significant reduction in operating losses at U.S. Books and Home Entertainment and higher profits at Books Are Fun. Profits for International Businesses were lower as a result of the revenue declines described above, partially offset by ongoing cost reduction initiatives in certain markets.

Another factor reducing our operating profit relates to pension and post-retirement benefits. For the six-month period ended December 31, 2002, the decline in income from pension assets and the increase in the cost of post-retirement benefits amounted to $7, when compared with the six-month period ended December 31, 2001. The decrease in pension income was driven by our revision of the assumed rate of return on pension assets to conform it to our current expectations. As a result, we reduced the rate used in the calculation of net pension expense from 9.75% in 2002 to 9.25% in 2003.

For the six-month period ended December 31, 2002 we recorded net other operating items, income of $3. This amount consisted of net adjustments to litigation-related accrual balances following settlement of a lawsuit in the first quarter of 2003.

Other Expense, Net

Other expense, net increased significantly to $(23) for the six-month period ended December 31, 2002, compared with $(8) for the six-month period ended December 31, 2001. Primary factors contributing to the change were:

  - Higher interest expense, net of $(17), compared with the comparable period in the prior year, primarily attributable to the additional borrowings to consummate the Reiman acquisition.
  - Expenses of $(6) incurred in the current quarter in connection with the recapitalization transactions.
  - Minimal losses from foreign currency transactions, compared with a loss of $(4) in the comparable period in the prior year. This is partially due to the discontinuance of a portion of our hedging program (see
        Note 10, Derivative Instruments, in our notes to Consolidated
        Condensed Financial Statements).
  - A gain of $2 from the sale of a building in Australia in the current period.
  -     Higher sales of our LookSmart, Ltd. shares of $2.


Income Taxes

The effective income tax rate for the six-month period ended December 31, 2002 of 37.0% included expenses associated with the recapitalization transactions that were not tax deductible. Excluding these costs, our effective tax rate was 35.3%, compared with an effective rate of 36.0% for the six-month period ended December 31, 2001.


Net Income and Earnings Per Share

For the six-month period ended December 31, 2002, net income was $79, or $0.78 per share for diluted earnings per share ($0.79 for basic earnings per share). In the prior year period, net income was $78, or $0.76 per share for both basic and diluted earnings per share.


Results of Operations:  Operating Segments

The following chart details the results of our segments, excluding the net effect of other operating items.

                                                 Six-month period ended
                                                      December 31,
                                                      2002     2001
Revenues
  North America Books and Home Entertainment        $  314   $  367
  International Businesses                             518      555
  U.S. Magazines                                       516      360
                                                    ------   ------
Total revenues                                      $1,348   $1,282
                                                    ======   ======

Operating profit
  North America Books and Home Entertainment        $   31   $   10
  International Businesses                              21       49
  U.S. Magazines                                        94       70
                                                    ------   ------
Segment operating profit                               146      129

Other operating items, net                               3       --
                                                    ------   ------
Operating profit                                    $  149   $  129
                                                    ======   ======

North America Books and Home Entertainment

Revenues in our North America Books and Home Entertainment business decreased 14% to $314 for the six-month period ended December 31, 2002, compared with $367 for the six-month period ended December 31, 2001. This decrease was driven by a nearly 40% reduction in revenues in our U.S. Books and Home Entertainment business, partially offset by an 11% increase in revenues at Books Are Fun. The revenue decline in our U.S. Books and Home Entertainment business was driven by the elimination of unprofitable businesses and products, including closure of Gifts.com, Inc., and exiting certain video products, the catalog business and certain continuity series. Overall, U.S. Books and Home Entertainment reduced its mail quantities by approximately 60% to focus on more efficient mailings. In addition, revenues for Select Editions declined in the U.S. due to planned reductions in outside list mail quantities. These declines were partially offset by increased revenues at Books Are Fun driven by an increase in the number of corporate events held and average sales per event, due to better product selection.

Operating profit for North America Books and Home Entertainment for the six-month period ended December 31, 2002 increased substantially to $31, compared with $10 for the six-month period ended December 31, 2001. This increase was due to a significant reduction in operating losses at U.S. Books and Home Entertainment, driven by the activity described above and ongoing cost reduction initiatives. In addition, increased profits at Books Are Fun, attributable to increased sales, contributed to the improvement.


International Businesses

Revenues in our International Businesses for the six-month period ended December 31, 2002 decreased 7% to $518, compared with $555 for the six-month period ended December 31, 2001. Excluding the favorable impact of foreign currency translation, revenues decreased 11%. The decline in revenues was evident across most product lines specifically, general books and music and video products. Sales of these products were lower principally due to weak economies in France, Poland and Mexico as well as planned reductions in mail quantities in these markets, and the United Kingdom and Germany, to reduce the unfavorable effect of the intensity of our mailings. In addition, severe floods in the first quarter of 2003 in the Czech Republic, Hungary and Germany contributed to the decline.

Operating profit for the six-month period ended December 31, 2002 decreased 59% to $21, compared with $49 for the six-month period ended December 31, 2001. Excluding the favorable impact of foreign currency translation, operating profit decreased 65%. These declines were principally attributable to the activity described above, investments in new business initiatives and marketing channels, and the loss of a postal discount in France.


U.S. Magazines

Revenues in U.S. Magazines increased 43% to $516 for the six-month period ended December 31, 2002, compared with $360 for the six-month period ended December 31, 2001. This improvement was driven by $168 of revenues from Reiman, which was acquired in the fourth quarter of 2002, and a slight improvement in revenues at QSP, Inc. These increases were partially offset by a 5% decrease in revenues for Reader's Digest magazine and the absence of revenues from New Choices and Walking magazines, which were discontinued in 2002. Revenues for QSP, Inc. improved due to favorable pricing, partially offset by lower volumes. Revenues for Reader's Digest magazine decreased due to lower circulation revenues as a result of lower renewal pools, partially offset by new subscribers at lower introductory rates. In addition, circulation revenues were affected by our decision to lower our circulation rate base. Excluding discontinued magazines, advertising revenue for Reader's Digest magazine and the Special Interest Publications was relatively flat compared with the prior year period.

Operating profit for the six-month period ended December 31, 2002 increased 33% to $94, compared with $70 for the six-month period ended December 31, 2001. The profit improvement was driven by $22 in profits from Reiman and a 5% improvement at QSP, Inc. attributable to the revenue increases described above and ongoing cost reduction initiatives.

Forward-Looking Information

Fiscal 2003 Results

We expect continued strength in our U.S. businesses and weakness internationally for the remainder of 2003. Due to the sharp decline in international profits and economic weakness in many overseas markets, we now expect full-year EPS to be in the range of $1.08 to $1.18, excluding recapitalization expenses. This compares with our previous guidance of $1.20 to $1.30, which also excluded recapitalization expenses. The reduced guidance reflects an expected decline of more than 40 percent in full-year operating profits in International Businesses relative to 2002.

In the third quarter of 2003, we expect earnings of $0.02 to $0.07, compared with $0.16 in the third quarter of 2002. The forecast for the third quarter of 2003 reflects the expected lower international results as well as: a one-time $5 payment under a financial-services agreement in the third quarter of 2002; the occurrence of the Easter sales season in the fourth quarter of 2003, compared with the third quarter of 2002; and, as expected, dilution from the Reiman acquisition of $0.02 in the third quarter of 2003. (For 2003, Reiman's results are expected to be accretive by $0.02 to $0.03.)


Liquidity and Capital Resources

                                                                Six-month
                                                               period ended
                                                             December 31, 2002

Cash and cash equivalents at June 30, 2002                         $ 108

Net change in cash due to:
  Operating activities                                                77
  Investing activities                                                (8)
  Financing activities                                              (108)
  Effect of exchange rate changes on cash and cash equivalents        (1)
                                                                   -----
Net change in cash and cash equivalents                              (40)
Cash and cash equivalents at December 31, 2002                     $  68
                                                                   =====

Cash and cash equivalents decreased 37% to $68 as of December 31, 2002, compared with $108 as of June 30, 2002. The primary reasons for the decline in cash were: (1) the use of $102 in operating cash flow to finance the share repurchase in connection with the recapitalization transactions and (2) an increase in net working capital requirements principally from the second quarter seasonal business volume.

Free Cash Flow
Free cash flow (defined as the net change in cash for the period before proceeds and repayments of borrowings, acquisitions, divestitures, share repurchases and dividends) for the second quarter of 2003, increased $10 to $161, compared with $151 for the second quarter of 2002. The table below reflects our calculation and usage of free cash flow for the second quarter of 2003 and 2002.

                                                       Three-month period ended
                                                              December 31,
                                                              2002   2001

Net change in cash and cash equivalents                      $ 12   $ 23
Add:
  Share repurchase                                            102     36
  Dividends paid                                                5      5
  Repayments (proceeds) from borrowings                        39     87
  Cash expenses associated with the recapitalization            3     --
                                                             ----   ----
Free cash flow                                               $161   $151
                                                             ====   ====

Free cash flow for the six-month period ended December 31, 2002 increased $20 to $76, compared with $56 for the six-month period ended December 31, 2001. The table below reflects our calculation and usage of free cash flow during this period.

                                                       Six-month period ended
                                                             December 31,
                                                            2002     2001

Net change in cash and cash equivalents                    $ (40)   $  40
Add:
  Share repurchase                                           102       64
  Dividends paid                                              11       11
  Repayments (proceeds) from borrowings                       --      (57)
  Cash from divestitures                                      --       (2)
  Cash expenses associated with the recapitalization           3       --
                                                           -----    -----
Free cash flow                                             $  76    $  56
                                                           =====    =====

Debt
As described in Note 11 to the consolidated financial statements included in our 2002 Annual Report to Stockholders, on May 20, 2002, we restructured our borrowings. We entered into a $950 Term Loan Agreement (Term Loan) with a syndicate of banks and other financial institutions. We also amended and restated our Five-Year Revolving Credit and Competitive Advance Facility Agreement (Five-Year Facility) (collectively referred to as the 2002 Credit Agreements), and we terminated the 364-Day Revolving Credit and Competitive Advance Facility Agreement. The maximum borrowing allowed under the Five-Year Facility is $192.5. During the first half of 2003, we repaid $16 of principal related to the Term Loan. The Term Loan requires us to make principal payments of $8 per quarter during 2003 and continuing into fiscal 2004, and increasing principal payments thereafter. The weighted average interest rate on our borrowings for the three- and six-month periods ended December 31, 2002 was 4.1% and 4.2%, respectively.

Under the 2002 Credit Agreements, we are required to hedge at least one-third of borrowings outstanding under the Term Loan. In July 2002, we entered into agreements to cap at 6% the LIBOR interest rate component of $400 of our borrowings under the Term Loan for a period of three years.

In the second quarter of 2002, we filed a shelf registration statement with the Securities and Exchange Commission allowing us to issue up to $500 of public debt securities. As of December 31, 2002, there were no securities outstanding under this registration statement.

Recapitalization Agreement
On October 15, 2002, we entered into a revised agreement with the DeWitt Wallace-Reader's Digest Fund, Inc. and the Lila Wallace-Reader's Digest Fund, Inc. (the Funds) providing for a series of actions that resulted in all shares of our Class B Voting Common Stock (Class B Stock) and Class A Nonvoting Common Stock (Class A Stock) being recapitalized into a single class of common stock with one vote per share. The October 15, 2002 recapitalization agreement replaced the recapitalization agreement that we entered into with the Funds on April 12, 2002. The October recapitalization agreement provided that:

  - We would repurchase approximately 4.6 million shares of Class B Stock from the Funds for $100 in cash in the aggregate;

  - Each share of Class A Stock would be recapitalized into one share of common stock having one vote per share; and

  - Each remaining share of Class B Stock would be recapitalized into 1.22 shares of common stock.

In addition, the recapitalization agreement provided for the amendment of our charter to, among other things, reflect the reclassification of the stock, divide our board of directors into three classes and eliminate action by written consent of our stockholders.

As previously disclosed, four actions were commenced against Reader's Digest, its directors and the Funds challenging the original recapitalization transaction announced in April 2002. Three of the four actions are purported class actions; the fourth action was brought by individual stockholders. The parties in two of the three class actions have entered into a memorandum of understanding setting forth agreements in principle with respect to the settlement of those actions. In the third class action, the parties have entered into a comprehensive settlement agreement and a hearing to approve the proposed settlement is scheduled for February 12, 2003. The fourth action has been voluntarily dismissed.

The transactions contemplated by the October recapitalization agreement were completed on December 13, 2002. The $100 borrowed under the Term Loan on May 20, 2002 to repurchase stock, which was classified as short-term debt as of June 30, 2002 pending completion of the recapitalization transactions, was reclassified as long-term debt after completion of the recapitalization transactions.


We believe that our liquidity, capital resources, cash flows and borrowing capacity are sufficient to fund normal capital expenditures, working capital requirements, the payment of dividends, the execution of our share repurchase program and the implementation of our strategic initiatives.


Recent Accounting Standards

Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards (SFAS) No. 146, Accounting for Costs Associated with Exit or Disposal Activities, supersedes Emerging Issues Task Force Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs To Exit an Activity (Including Certain Costs Associated with a Restructuring), and requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred, as opposed to when management is committed to an exit plan. Such liabilities should be recorded based on their fair value, as defined. This statement is effective for exit or disposal activities initiated after December 31, 2002 (for us, effective beginning the second half of 2003). The impact of SFAS No. 146 on our future financial position and results of operations will depend upon the timing of, and events underlying, any future restructuring actions.

In November 2002, the FASB issued FASB Interpretation (FIN) No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others - an Interpretation of FASB Statements No. 5, 57, and 107 and Rescission of FASB Interpretation No. 34. FIN No. 45 establishes the accounting and disclosure requirements for a guarantor related to its obligations under certain guarantees that it has issued. The interpretation requires the recognition of a liability, based upon fair value, for any non-contingent obligation. In addition, the interpretation enhances the disclosures that were required under SFAS No. 5, Accounting for Contingencies, and FIN No. 34, Disclosure of Indirect Guarantees of Indebtedness of Others (An Interpretation of FASB Statement No.
5), related to guarantees. The recognition and measurement provisions of this interpretation are effective for all guarantees issued or modified after December 31, 2002 (for us, effective beginning the second half of 2003). We are currently evaluating the impact of adopting this interpretation.

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of FASB Statement No.
123. This statement amends the transition and disclosure provisions of SFAS No. 123, Accounting for Stock-Based Compensation. Specifically, SFAS No. 148 provides more transition alternatives for companies that wish to adopt the fair-value based provisions of SFAS No. 123 and increases the disclosure required of companies that continue to account for their stock-based compensation under the intrinsic-value method prescribed under Accounting Principles Board (APB) No. 25, Accounting for Stock Issued to Employees. The annual disclosure and transition provisions of SFAS No. 148 are effective for fiscal years ending after December 15, 2002 (for us, effective for 2003 and thereafter). The interim disclosure provisions are effective for interim periods beginning after December 15, 2002 (for us, effective beginning the third quarter of 2003). We will implement the disclosure provisions of this statement in the third quarter of 2003.

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

Some of these risks and uncertainties include factors relating to:

  - the effects of potentially more restrictive privacy and other governmental regulation relating to our marketing methods;
  -  the effects of modified and varied promotions;
  -  our ability to identify customer trends;
  - our ability to continue to create and acquire a broadly appealing mix of new products;
  - our ability to attract and retain new and younger magazine subscribers and product customers in view of the maturing of an important portion of our customer base;
  - our ability to attract and retain subscribers and customers in an economically efficient manner;
  -  the effects of selective adjustments in pricing;
  -  our ability to expand and more effectively utilize our customer database;
  - our ability to expand into new international markets and to introduce new product lines into new and existing markets;
  -  our ability to expand into new channels of distribution;
  -  our ability to negotiate and implement productive acquisitions
     (including the Reiman acquisition), strategic alliances and joint ventures;
  - our ability to successfully integrate newly acquired and newly formed businesses (including the Reiman business);
  - the strength of relationships of newly acquired and newly formed businesses (including the Reiman business) with their employees, suppliers and customers;
  - the accuracy of the basis of forecasts relating to newly acquired and newly formed businesses (including the Reiman business);
  - our ability to achieve financial savings related to restructuring programs;
  - our ability to contain and reduce costs, especially through global efficiencies;
  - the cost and effectiveness of our re-engineering of business processes and operations;
  - the accuracy of our management's assessment of the current status of our business;
  -  the evolution of our organizational and structural capabilities;
  - our ability to respond to competitive pressures within and outside the direct marketing industry, including the Internet;
  -  the effects of worldwide paper and postage costs;
  - the effects of possible postal disruptions on deliveries of promotions, products and payments;
  -  the effects of foreign currency fluctuations;
  - the accuracy of our management's assessment of the future effective tax rate and the effects of initiatives to reduce the rate;
  -  the adequacy of our financial resources;
  - the effects of the terms of, and increased leverage resulting from additional borrowings under, our credit facilities;
  -  the effects of interest rate fluctuations;
  -  the effects of ratings downgrades resulting from our increased leverage;
  - the effects of economic and political changes in the markets where we compete;
  -  the effects of weather in limiting access to consumers;
  - the economic effects of terrorist activity and subsequent related events, especially those limiting access to consumers and otherwise affecting the direct marketing industry; and
  -  the effects and pace of our stock repurchase program.

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

PART II.  OTHER INFORMATION


Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

At the 2002 Annual Meeting of Stockholders of The Reader's Digest
Association, Inc. held on November 8, 2002, the following matters were voted on by stockholders:

  Proposal 1: Election of Directors to hold office until the next Annual
              Meeting or until their successors are duly elected and qualified. Each nominee was elected by the votes cast as follows:

                                   For       Withheld
       Thomas O. Ryder          11,128,389    798,896
       Jonathan B. Bulkeley     11,130,928    796,357
       Herman Cain              11,133,103    794,182
       Lynne V. Cheney          11,134,576    792,709
       M. Christine DeVita      11,121,568    805,717
       James E. Preston         11,141,844    785,441
       Lawrence R. Ricciardi    11,143,844    783,441
       William J. White         11,142,344    784,941
       Ed Zschau                11,132,865    794,420

  Proposal 2:   Approval of the Employee Stock Purchase Plan.

                                            Broker
           For       Against    Abstain   Non-Votes
        9,569,014    720,056     14,838   1,623,377

  Proposal 3:   Approval of the International Employee Stock Ownership Plan.

                                            Broker
           For       Against    Abstain   Non-Votes
       11,127,431    755,068     44,786       0

  Proposal 4:   Approval of the 2002 Key Employee Long Term Incentive Plan.

                                            Broker
           For       Against    Abstain   Non-Votes
        9,229,804   1,003,732    70,372   1,623,377

  Proposal 5:   Approval of the Director Compensation Program.

                                            Broker
           For       Against    Abstain   Non-Votes
        9,169,413   1,064,225    70,270   1,623,377

At a Special Meeting of Stockholders of The Reader's Digest  Association,  Inc.
held  on  December  13,  2002,   the   following   matters  were  voted  on  by
stockholders:

  Proposal 1: To adopt the Agreement and Plan of Merger, dated as of October
              18, 2002, by and between Reader's Digest and RDA Merger Corp., providing for a recapitalization of the company by means of a merger of RDA Merger Corp. with and into Reader's Digest that will result in: the conversion of each share of Class A Nonvoting Common Stock into one share of Common Stock, entitled to one vote per share; the conversion of each share of Class B Voting Common Stock into 1.22 shares of Common Stock, entitled to one vote per share; and in the alternative, to approve proposed amendments to our certificate of incorporation that would recapitalize the company by, first, reclassifying each share of Class B Voting Common Stock into 1.22 shares of Class A Nonvoting Common Stock, and, immediately thereafter, granting the shares of Class A Nonvoting Common Stock the right to cast one vote per share and renaming the Class A Nonvoting Common Stock "Common Stock."

                                            Broker
           For       Against    Abstain   Non-Votes
       10,501,628    538,460     66,226       0

  Proposal 2: To approve an amendment to our certificate of incorporation to divide our board of directors into three classes.

                                            Broker
           For       Against    Abstain   Non-Votes
       10,506,899    549,032     50,383       0

  Proposal 3: To approve an amendment to our certificate of incorporation to eliminate the ability of stockholders to act by written consent without a meeting.

                                            Broker
           For       Against    Abstain   Non-Votes
       10,485,930    564,035     56,349       0

Item 6. EXHIBITS AND REPORTS ON FORM 8-K.

 (a)  Exhibits

      3.1.4 Certificate of Amendment of the Certificate of Incorporation of The Reader's Digest Association, Inc. filed with the State of Delaware on December 13, 2002, filed as Exhibit 3.1.4 to Amendment No. 1 to our Registration Statement on Form 8-A/A (Registration No. 001-10434), is incorporated herein by reference.

      3.2 Amended and Restated By-Laws of The Reader's Digest Association, Inc., effective December 13, 2002 filed as Exhibit 3.2 to Amendment No. 1 to our Registration Statement on Form 8-A/A (Registration No. 001-10434), is incorporated herein by reference.

 (b)  Reports on Form 8-K

      During the three months ended December 31, 2002, we filed the following current reports on Form 8-K.

      - Current report on Form 8-K dated October 1, 2002 including a press release regarding the April 12, 2002 recapitalization agreement.

      - Current report on Form 8-K dated October 16, 2002 including the October 15, 2002 recapitalization agreement and a press release regarding this recapitalization agreement.

      - Current report on Form 8-K dated October 21, 2002 including a press release regarding revised earnings guidance for the quarter ended September 30, 2002.

      - Current report on Form 8-K dated October 25, 2002 including a press release and conference call transcript relating to the first quarter fiscal 2003 earnings release.

      - Current report on Form 8-K/A dated October 31, 2002 including additional historical financial information related to Reiman Holding Company, LLC. This filing amends the current report on Form 8-K filed on May 21, 2002, which was amended on a Form 8-K/A amendment filed on June 11, 2002.

      - Current report on Form 8-K dated December 13, 2002 including a press release announcing completion of the recapitalization.

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                                          The Reader's Digest Association, Inc.
                                          (Registrant)



Date:  February 6, 2003             By:   /s/THOMAS D. BARRY
                                          Thomas D. Barry
                                          Vice President and
                                          Corporate Controller
                                          (chief accounting officer and
                                          authorized signatory)

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


Date:  February 6, 2003
                                             /s/THOMAS O. RYDER
                                             Chief Executive Officer

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


Date:  February 6, 2003
                                             /s/MICHAEL S. GELTZEILER
                                             Chief Financial Officer