Form 10-Q
period 2003-03-03
READERS DIGEST ASSOCIATION INC
filed 2003-05-05
CIK 858558

FORM 10-Q

               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

      [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended March 31, 2003

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


As    of    April    30,    2003,   98,084,482    shares    of    the
registrant's common stock were outstanding.


                                              Page 1 of 30 pages.

     THE READER'S DIGEST ASSOCIATION, INC. AND SUBSIDIARIES

                       Index to Form 10-Q
                           (unaudited)

                         March 31, 2003


                                                                     Page No.

Part I - Financial Information:

Item 1.  Financial Statements

The Reader's Digest Association, Inc. and Subsidiaries
Consolidated Condensed Financial Statements (unaudited):

  Consolidated Condensed Statements of Income
   for the three-month and nine-month periods ended March 31,
   2003 and 2002                                                           3

  Consolidated Condensed Balance Sheets
   as of March 31, 2003 and June 30, 2002                                  4

  Consolidated Condensed Statements of Cash Flows
   for the nine-month periods ended March 31, 2003 and 2002                5

  Notes to Consolidated Condensed Financial Statements                     6

Item 2. Management's Discussion and Analysis of Financial Condition
        and Results of Operations                                         16

Item 4. Controls and Procedures                                           26



Part II - Other Information                                               27

Item 6.   Exhibits and Reports on Form 8-K                                27


                  The Reader's Digest Association, Inc. and Subsidiaries
                        Consolidated Condensed Statements of Income
             Three-month and nine-month periods ended March 31, 2003 and 2002
                           (In millions, except per share data)
                                        (unaudited)

                                             Three-month period ended    Nine-month period ended
                                                      March 31,                  March 31,
                                                  2003       2002           2003         2002

Revenues                                       $   563.5  $   541.8     $   1,911.2  $   1,823.3

Product, distribution and editorial expenses      (236.4)    (226.3)         (765.5)      (725.6)
Promotion, marketing and administrative
  Expenses                                        (314.5)    (293.8)         (987.3)      (946.6)
Other operating items, net                         (16.1)        --           (13.3)          --
                                               ---------  ---------     -----------  -----------
  Operating (loss) profit                           (3.5)      21.7           145.1        151.1

Other (expense) income, net                         (5.1)       2.2           (28.3)        (5.7)
                                               ---------  ---------     -----------  -----------
  (Loss) income before provision for
    income taxes                                    (8.6)      23.9           116.8        145.4

Benefit (provision) for income taxes                 4.0       (7.5)          (42.4)       (51.2)
                                               ---------  ---------     -----------  -----------
  Net (loss) income                            $    (4.6) $    16.4     $      74.4  $      94.2
                                               =========  =========     ===========  ===========

Basic (loss) earnings per share:
  Weighted average common shares
   outstanding                                      96.8       99.6            98.4        100.5
                                               =========  =========     ===========  ===========
  Basic (loss) earnings per share              $   (0.05) $    0.16     $      0.75  $      0.93
                                               =========  =========     ===========  ===========
Diluted (loss) earnings per share:
  Adjusted weighted average common
    shares outstanding                              96.8       99.7            99.6        100.8
                                               =========  =========     ===========  ===========
  Diluted (loss) earnings per share            $   (0.05) $    0.16     $      0.74  $      0.92
                                               =========  =========     ===========  ===========
Dividends per common share                     $    0.05  $    0.05     $      0.15  $      0.15
                                               =========  =========     ===========  ===========





See accompanying Notes to Consolidated Condensed Financial Statements.

      The Reader's Digest Association, Inc. and Subsidiaries
               Consolidated Condensed Balance Sheets
              As of March 31, 2003 and June 30, 2002
                           (In millions)
                            (unaudited)





                                                  March 31,    June 30,
                                                     2003        2002

Assets

  Cash and cash equivalents                       $   81.0     $  107.6
  Accounts receivable, net                           300.2        306.0
  Inventories                                        182.8        156.0
  Prepaid and deferred promotion costs               135.5        140.9
  Prepaid expenses and other current assets          203.0        153.2
                                                  --------     --------
Total current assets                                 902.5        863.7

  Property, plant and equipment, net                 160.2        168.1
  Goodwill                                         1,005.0      1,004.0
  Other intangible assets, net                       218.5        240.6
  Other noncurrent assets                            406.8        426.3
                                                  --------     --------
Total assets                                      $2,693.0     $2,702.7
                                                  ========     ========

Liabilities and stockholders' equity
  Loans and notes payable                         $   32.7     $  132.7
  Accounts payable                                   111.3        102.8
  Accrued expenses                                   262.0        283.2
  Income taxes payable                                33.0         28.4
  Unearned revenue                                   458.8        426.9
  Other current liabilities                           34.8          6.8
                                                  --------     --------
Total current liabilities                            932.6        980.8

  Long-term debt                                     884.0        818.0
  Unearned revenue                                   136.9        134.8
  Other noncurrent liabilities                       299.9        297.2
                                                  --------     --------
Total liabilities                                  2,253.4      2,230.8

  Capital stock                                       15.7         25.5
  Paid-in capital                                    216.2        224.6
  Retained earnings                                1,320.0      1,261.2
  Accumulated other comprehensive loss               (85.6)       (89.7)
  Treasury stock, at cost                         (1,026.7)      (949.7)
                                                  --------     --------
Total stockholders' equity                           439.6        471.9
                                                  --------     --------
Total liabilities and stockholders' equity        $2,693.0     $2,702.7
                                                  ========     ========



See accompanying Notes to Consolidated Condensed Financial Statements.

                The Reader's Digest Association, Inc. and Subsidiaries
                    Consolidated Condensed Statements of Cash Flows
                   Nine-month periods ended March 31, 2003 and 2002
                                    (In millions)
                                     (unaudited)


                                                                   Nine-month period ended
                                                                          March 31,
                                                                        2003     2002

Cash flows from operating activities

  Net income                                                         $   74.4  $  94.2
  Depreciation and amortization                                          48.0     24.3
  Net gain on the sales of businesses, certain assets, investments
   and contract terminations                                             (7.1)    (5.6)
  Changes in current assets and liabilities, net of effects of acquisitions and dispositions:
   Accounts receivable, net                                              14.0    (32.5)
   Inventories, net                                                     (24.2)    11.8
   Unearned revenues                                                     28.2     14.6
   Accounts payable and accrued expenses                                (18.9)     2.0
   Other, net                                                            (8.0)    12.9
  Changes in noncurrent assets and liabilities, net of effects of
   acquisitions and dispositions                                         20.6    (31.6)
                                                                     --------  -------
Net change in cash due to operating activities                          127.0     90.1
                                                                     --------  -------
Cash flows from investing activities
  Proceeds from maturities and sales of short-term investments and
   marketable securities                                                  5.2      6.4
  Purchases of investments and marketable securities                     (7.6)    (1.0)
  Proceeds from other long-term investments, net and sale of a
   business                                                                --      2.2
  Proceeds from sales of property, plant and equipment                    3.7      1.9
  Capital expenditures                                                   (9.7)   (18.3)
                                                                     --------  -------
Net change in cash due to investing activities                           (8.4)    (8.8)
                                                                     --------  -------
Cash flows from financing activities
  Repayments of term loan                                               (34.5)      --
  Repayments of revolving credit and other facilities, net                 --     (5.5)
  Dividends paid                                                        (15.8)   (16.1)
  Common stock repurchased                                             (101.7)   (64.1)
  Proceeds from employee stock purchase plan and exercise
   of stock options                                                       1.8      5.8
  Other, net                                                              5.3      2.2
                                                                     --------  -------
Net change in cash due to financing activities                         (144.9)   (77.7)
                                                                     --------  -------
Effect of exchange rate changes on cash                                  (0.3)     1.9
                                                                     --------  -------
Net change in cash and cash equivalents period                          (26.6)     5.5

Cash and cash equivalents at beginning of                               107.6     35.4
                                                                     --------  -------

Cash and cash equivalents at end of period                           $   81.0  $  40.9
                                                                     ========  =======



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

We report on a fiscal year beginning July 1. The three-month periods ended March 31, 2003 and 2002 are the third fiscal quarters of 2003 and 2002, respectively. Operating results for any interim period are not necessarily indicative of the results for an entire year due to the seasonality of our business.

Certain reclassifications have been made to the prior year financial statements to conform with the current year presentation.

New Accounting Standards

The Financial Accounting Standards Board (FASB) has issued the following applicable pronouncements that are applicable or could potentially be applicable to our business: Statement of Financial Accounting Standards (SFAS) No. 143, Accounting for Asset Retirement Obligations; SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets; SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections; SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities; FASB Interpretation (FIN) No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others - an Interpretation of FASB Statements No. 5, 57, and 107 and Rescission of FASB Interpretation No. 34; SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of FASB Statement No. 123; and FIN No. 46, Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51.

SFAS No. 143 requires the recording of an asset and a liability equal to the present value of the estimated costs associated with the retirement of long-lived assets where a legal or contractual obligation exists. The asset is required to be depreciated over the life of the related equipment or facility, and the liability is required to be accreted each year based on a present value interest rate. This statement was effective for us on July 1, 2002. Adoption of SFAS No. 143 did not have a material impact on our operating results.

SFAS No. 144 supersedes both SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, and the accounting and reporting provisions for the disposal of a segment of a business of Accounting Principles Board (APB) Opinion No. 30, Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. SFAS No. 144 retains the fundamental provisions in SFAS No. 121 for recognizing and measuring impairment losses on long-lived assets held for use and long-lived assets to be disposed of by sale; it also resolves significant implementation issues associated with SFAS No. 121. Under this statement, long-lived assets are reviewed for impairment when a change in circumstances indicates that an impairment may exist.

SFAS No. 144 also retains the basic provisions of APB Opinion No. 30 on how to present discontinued operations on the income statement but broadens that presentation to include a component of an entity (rather than a segment of a business). Unlike SFAS No. 121, an impairment assessment under SFAS No. 144 will never result in a write-down of goodwill. Rather, goodwill is evaluated for impairment under SFAS No. 142, Goodwill and Other Intangible Assets. This statement was effective for us on July 1, 2002. Adoption of SFAS No. 144 did not have a material impact on our operating results.

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

In November 2002, the FASB issued FIN No. 45. FIN No. 45 establishes the accounting and disclosure requirements for a guarantor related to its obligations under certain guarantees that it has issued. The interpretation requires the recognition of a liability, based upon fair value, for any non-contingent obligation. In addition, the interpretation enhances the disclosures that were required under SFAS No. 5, Accounting for Contingencies, and FIN No. 34, Disclosure of Indirect Guarantees of Indebtedness of Others (An Interpretation of FASB Statement No. 5), related to guarantees. The recognition and measurement provisions of this interpretation were effective for all guarantees issued or modified after December 31, 2002. Adoption of FIN No. 45 did not have a material impact on our operating results.

In December 2002, the FASB issued SFAS No. 148. This statement amends the transition and disclosure provisions of SFAS No. 123, Accounting for Stock-Based Compensation. Specifically, SFAS No. 148 provides more transition alternatives for companies that wish to adopt the fair-value based provisions of SFAS No. 123 and increases the disclosure required of companies that continue to account for their stock-based compensation under the intrinsic-value method prescribed under APB No. 25, Accounting for Stock Issued to Employees. The annual disclosure and transition provisions of SFAS No. 148 are effective for fiscal years ending after December 15, 2002 (for us, effective for 2003 and thereafter). The interim disclosure provisions were effective for the third quarter of 2003. We have included the appropriate disclosures required by this statement in Note 3, Stock-Based Compensation.

In January 2003, the FASB issued FIN No. 46. This interpretation introduces a new consolidation model with respect to variable interest entities. The new model requires that the determination of control should be based on the potential variability in gains and losses of the variable interest entity being evaluated. The entity with the majority of the variability in gains and losses is deemed to control the variable interest entity, and is required to consolidate it. This interpretation is effective on July 1, 2003 (for us, effective fiscal 2004 and thereafter). We are currently evaluating the impact of adopting this interpretation.


(2)   Basic and Diluted (Loss) Earnings Per Share

Basic (loss) earnings per share is computed by dividing net income less preferred stock dividend requirements by the weighted average number of common shares outstanding during the period. The preferred stock dividend requirements were $0.3 for each of the three-month periods ended March 31, 2003 and 2002 and $1.0 for each of the nine-month periods ended March 31, 2003 and 2002.

Diluted (loss) earnings per share is computed in the same manner except that the weighted average number of common shares outstanding assumes the exercise and conversion of certain stock options and vesting of certain restricted stock. For the three-month period ended March 31, 2003, including these shares in our calculation of (loss) earnings per share results in a smaller loss per share; therefore these shares are considered anti-dilutive and excluded from the computation of diluted earnings per share. Accordingly, our (loss) earnings per share for the three-month period ended March 31, 2003 is calculated using the basic number of shares; for the comparable period ended March 31, 2002, the assumed exercise, conversion and vesting were
0.1 million shares. For the nine-month period ended March 31, 2003, the assumed exercise, conversion and vesting were 1.2 million shares; for the comparable period ended March 31, 2002, there were 0.3 million shares.

For the three- and nine-month periods ended March 31, 2003, 13.8 million shares and 12.6 million shares, respectively, were not included in the calculation of (loss) earnings per share. The effect would have been anti-dilutive and/or the exercise prices of these options were greater than the average market price of the stock during the period. For the three- and nine-month periods ended March 31, 2002, 7.4 million shares and 10.4 million shares, respectively, were not included in the calculation of
(loss) earnings per share because the exercise prices of these options were greater than the average market price of the stock during the period.

The share repurchase and recapitalization of Class A Nonvoting Common Stock and Class B Voting Common Stock into common stock pursuant to the Recapitalization Agreement (see Note 12, Recapitalization Agreement, for additional information) were accounted for prospectively in determining the weighted average shares outstanding.


(3)   Stock-Based Compensation

We have applied the disclosure provisions of SFAS No. 123 and adopted SFAS No. 148 and, as permitted under these statements, we continue to measure stock compensation expense using the intrinsic value method prescribed under APB No. 25. Intrinsic value represents the excess of the quoted market price of our stock at the grant date over the amount the employee must pay for the stock. Since we grant stock options at fair market value at the date of grant, no compensation expense is recognized. Compensation expense is recognized with respect to restricted stock and similar instruments.

The table below shows our net (loss) income and basic and diluted
(loss) earnings per share as reported on our income statements for the respective periods and adjusts these amounts to include the pro forma impact of using the fair value based method to calculate stock compensation expense as prescribed under SFAS No.
123. The fair value of our options on the date of grant was calculated using the Black-Scholes option-pricing model. The pro forma stock compensation would result in an additional $(3.1) and $(10.0) of expense, net of tax, for the three- and nine-month periods ended March 31, 2003, respectively. For the three- and nine-month periods ended March 31, 2002, such amounts would be $(3.4) and $(10.9), net of tax, respectively.

                            Three-month period ended   Nine-month period ended
                                    March 31,                 March 31,
                                 2003      2002           2003      2002

Net (loss) income, as
  reported                     $  (4.6)  $   16.4      $   74.4  $   94.2
                               =======   ========      ========  ========
Less:  stock-based
  compensation expense
  determined using the fair
  value based method, net of
  tax                             (3.1)      (3.4)        (10.0)    (10.9)
                               -------   --------      --------  --------
Net (loss) income, pro forma   $  (7.7)  $   13.0      $   64.4  $   83.3
                               =======   ========      ========  ========

Basic (loss) earnings per
  share, as reported           $  (0.05) $   0.16      $   0.75  $   0.93
Basic (loss) earnings per
  share, pro forma             $  (0.08) $   0.13      $   0.65  $   0.82

Diluted (loss) earnings per
 share, as reported            $  (0.05) $   0.16      $   0.74  $   0.92
Diluted (loss) earnings per
 share, pro forma              $  (0.08) $   0.13      $   0.64  $   0.82


For the three- and nine-month periods ended March 31, 2003, $1.0 and $3.0, net of tax, respectively, of expenses related to restricted stock are included in our net (loss) income and (loss) earnings per share, as reported, amounts. For the three- and nine-months periods ended March 31, 2002, those amounts were approximately $0.4 and $1.1, net of tax, respectively.


(4)Revenues and Operating (Loss) Profit by Reportable Segments

Reportable segments are based on our method of internal reporting. The accounting policies of our segments are the same as those described in Note 1 to our consolidated financial statements included in our 2002 Annual Report to Stockholders. In addition, we allocate all corporate administrative costs to operating segments.

                              Three-month period ended  Nine-month period ended
                                      March 31,                 March 31,
                                    2003      2002          2003       2002
Revenues
  North America Books and Home
   Entertainment                 $  127.0  $  161.2     $    441.3  $    528.1
  International Businesses          236.0     247.9          753.8       802.8
  U.S. Magazines                    200.5     132.7          716.1       492.4
                                 --------  --------     ----------  ----------
Total revenues                   $  563.5  $  541.8     $  1,911.2  $  1,823.3
                                 ========  ========     ==========  ==========
Operating (loss) profit
  North America Books and Home
   Entertainment                 $    7.9  $    5.4     $     39.4  $     14.9
  International Businesses            0.2      11.1           20.7        60.7
  U.S. Magazines                      4.5       5.2           98.3        75.5
  Other (1)                         (16.1)       --          (13.3)         --
                                 --------  --------     ----------  ----------
Total operating (loss) profit    $   (3.5) $   21.7     $    145.1  $    151.1
                                 ========  ========     ==========  ==========


(1)Other represents other operating items, net, which include restructuring and other actions that we do not allocate to our operating segments. Such amounts consist of severance costs, asset impairments and certain gains. For the three-month period ended March 31, 2003, amounts above are attributable to the following segments: $10.3 in International Businesses, $1.3 in U.S. Magazines, $0.4 in North America Books and Home
   Entertainment and $4.1 that is unallocable. For the nine-month period ended March 31, 2003, amounts are attributable to the following segments: $10.3 in International Businesses, $1.3 in U.S. Magazines, $0.4 in North America Books and Home
   Entertainment and $1.3 that is unallocable.


(5)  Comprehensive Income

Accumulated other comprehensive income as reported in our balance sheets as of March 31, 2003 and June 30, 2002, primarily represents unrealized gains (losses) on certain investments and foreign currency translation adjustments. The components of comprehensive income, net of related tax, for the three- and nine-month periods ended March 31, 2003 and 2002 were as follows:


                                               Three-month period ended   Nine-month period ended
                                                        March 31,               March 31,
                                                      2003    2002            2003    2002

Net (loss) income                                   $ (4.6) $  16.4         $  74.4  $  94.2
Change in:
  Foreign currency translation adjustments             6.1     (1.4)            8.6      1.8
  Net unrealized gains on certain
   investments (1)                                     0.2      5.3              --      6.5
  Reclassification adjustments for gains that
   are included in net income (2)                     (1.3)    (2.0)           (3.3)    (3.0)
  Net unrealized (losses) gains on certain
   derivative transactions (3)                        (0.1)    (0.3)           (1.1)    (0.8)
                                                    ------  -------         -------  -------
Total comprehensive income                          $  0.3  $  18.0         $  78.6  $  98.7
                                                    ======  =======         =======  =======


(1)Net unrealized gains on certain investments, net of related tax, principally represents our investment in the voting common shares of LookSmart, Ltd. For the three- and nine-month periods ended
   March 31, 2003, these amounts are net of deferred tax liabilities of $(0.1) and $0, respectively. For the three- and nine-month periods ended March 31, 2002, these amounts are net of deferred tax liabilities of $(2.8) and $(3.5), respectively.

(2)Reclassification adjustments for gains that are included in net income are net of deferred taxes of $0.7 and $1.8 for the three- and nine-month periods ended March 31, 2003. For each of the three- and nine-month periods ended March 31, 2002, these amounts were $1.0 and 1.6, respectively.

(3)Net unrealized (losses) gains on certain derivative transactions in 2003, net of related tax, principally represents gains and losses on the value of our interest rate caps. For the three- and nine-month periods ended March 31, 2003, these amounts are net of deferred tax assets of $0.1 and $0.6, respectively. Net unrealized (losses) gains on derivative instruments in 2002 represents gains and losses on derivative instruments used to hedge our exposure to foreign currency risk associated with forecasted royalty payments. For the three- and nine-month periods ended March 31, 2002, this amount is net of deferred tax assets of $0.2 and $0.5. See Note 11, Derivative
   Instruments, for additional information.


(6)   Other Operating Items

During the three-month period ended March 31, 2003, we recorded other operating items, net, expense of $(16.1) related to restructuring actions. Restructuring charges represent charges related to the streamlining of our organizational structure and the strategic repositioning of certain businesses, with a focus on European operations. The components of the charges recorded in current and prior years, included in accrued expenses on the balance sheets, are described in further detail below:

- Severance Costs - These accruals represent the cost to separate employees from our operations as a result of actions taken to streamline the organizational structure. This separation is accomplished through a combination of voluntary and involuntary severance programs. The positions to be separated related to charges recorded in 2002 and prior years were identified when the charge was recorded. With regard to the charge recorded in the third quarter of 2003, we applied the provisions of SFAS No. 146 and SFAS No. 112, Employers' Accounting for Postemployment Benefits, as applicable, in determining the amount of severance to be recorded. As such, amounts were recorded when a plan was developed and payment was probable.

- Contract Terminations - These accruals represent anticipated costs to terminate contractual obligations in connection with streamlining activities.

- Impairment Losses - Charges related to the carrying value of certain long-lived assets, leasehold improvements, computer hardware and software, and, to a lesser extent, property, plant and equipment no longer used in our operations.

The expense of $(16.1) recorded in the third quarter of 2003 represents severance costs associated with staff eliminations in overhead areas across the company, primarily in international locations, and asset impairments in the United States.
Specifically, the charge consisted of:

  - Severance costs of $15.5 related to the termination of 189 employees, of which approximately 70% are located in international markets. As of March 31, 2003, approximately 30% of the employees included in this charge have already been separated. Substantially all of the remaining employees are expected to be separated over the next several quarters.
  - Asset impairments of $0.6 related to software that is no longer being used in our business.

For the nine-month period ended March 31, 2003, we recorded an expense of $(13.3) under other operating items, net. This amount comprised expenses of $(16.1) recorded in the third quarter of 2003, as indicated above, and income of $2.8 recorded in the first quarter of 2003. The $2.8 consisted primarily of net adjustments to litigation-related accrual balances, established in previous years, following settlement of a lawsuit in the first quarter of 2003.

The table below reflects changes for the three-month period ended March 31, 2003 to accruals recorded in previous periods. A majority of the reserves remaining relate to severance costs. Of the 289 employees identified to be separated under the charge recorded in the fourth quarter of 2002, approximately 85% have been separated as of March 31, 2003. The $7.6 in spending charged against the reserve in the third quarter of 2003 primarily related to severance and, to a lesser extent, a contract termination in France.

Initial year       Balance at       Adjustments/                 Balance at
 of charge      December 31, 2002     Accruals      Spending   March 31, 2003

2001 & prior        $   5.3           $    --        $ (2.1)      $   3.2
        2002           11.1                --          (3.5)          7.6
        2003             --              16.1          (2.0)         14.1
                    -------           -------        ------       -------
Total               $  16.4           $  16.1        $ (7.6)      $  24.9
                    =======           =======        ======       =======

For the nine-month period ended March 31, 2003, spending charged against the reserve amounted to $22.5. This was primarily related to severance, asset write-downs related to Gifts.com, Inc., and to a lesser extent, asset write-downs in the United Kingdom and France.

Initial year       Balance at       Adjustments/                 Balance at
 of charge        June 30, 2002       Accruals      Spending   March 31, 2003

2001 & prior        $    9.0          $    --        $ (5.8)      $   3.2
        2002            22.3               --         (14.7)          7.6
        2003              --             16.1          (2.0)         14.1
                    --------          -------        ------       -------
Total               $   31.3          $  16.1        $(22.5)      $  24.9
                    ========          =======        ======       =======



(7)   Inventories

                                             March 31,      June 30,
                                               2003           2002

Raw materials                                 $   9.8        $  14.7
Work-in-progress                                  5.0            8.7
Finished goods                                  168.0          132.6
                                              -------        -------
Total inventories                             $ 182.8        $ 156.0
                                              =======        =======

We use the first-in, first-out (FIFO) method to value our inventories.


(8)  Investments

Marketable securities included in other noncurrent assets on the balance sheets primarily represent the fair market value (based on quoted market prices) of our investment in LookSmart, Ltd. These securities are accounted for and classified as available-for-sale securities. As of March 31, 2003, the market value of the remaining shares totaled $0.6 ($5.7 as of June 30, 2002).

During the three- and nine-month periods ended March 31, 2003, respectively, we sold 0.7 million and 2.7 million shares of LookSmart and recorded a pre-tax gain of $2.0 and $5.1 in other (expense) income, net on the income statements. During the three- and nine-month periods ended March 31, 2002, respectively, we sold 1.7 million and 3.2 million shares of LookSmart and recorded pre-tax gains of $3.0 and $4.6 in other (expense) income, net on the income statements.

(9)   Goodwill and Intangible Assets, Net

We have adopted SFAS No. 141, Business Combinations and SFAS No.
142, Goodwill and Other Intangible Assets. Accordingly, we have not recorded any goodwill amortization in 2002 and in 2003.

The changes in the carrying amounts of goodwill for the nine-month period ended March 31, 2003 are as follows:


                                                     North America
                                                     Books and Home       U.S.
                                                      Entertainment    Magazines       Total


Balance as of June 30, 2002                             $  322.3       $  681.7     $  1,004.0
  Additional costs capitalized related to Reiman
    acquisition                                               --            0.2            0.2
  Final settlement of the purchase price related to
    tax matters associated with the Books Are Fun
    acquisition                                              0.5             --            0.5
  Impact of foreign currency translation on goodwill
    balances outside the United States                       0.3             --            0.3
                                                        --------       --------     ----------
Balance as of March 31, 2003                            $  323.1       $  681.9     $  1,005.0
                                                        ========       ========     ==========



The following categories of acquired intangible assets are included in other intangible assets, net as of March 31, 2003 and June 30, 2002:

                                            March 31, 2003      June 30, 2002
                                             Gross     Net      Gross     Net

Intangible assets with indefinite lives:
  Tradenames                               $   89.7 $   89.7  $   89.7 $   89.7
Intangible assets with finite lives:
  Licensing agreement                      $   50.7 $   38.4      43.5     34.6
  Customer lists                              137.8     90.4     137.8    116.3
  Other tradenames and
   noncompete agreements                        3.0       --       3.0       --
                                           -------- --------  -------- --------
Total intangible assets                    $  281.2 $  218.5  $  274.0 $  240.6
                                           ======== ========  ======== ========

SFAS No. 142 requires us annually to evaluate goodwill and intangible assets with indefinite lives for recoverability. In accordance with this requirement, we conducted our review in the third quarter of 2003 (our designated annual period) and determined that no impairment existed with respect to our holdings at that time.

Amortization related to intangible assets (finite lives) amounted to $9.9 and $29.7 for the three- and nine-month periods ended March 31, 2003, respectively ($1.9 and $5.5 for the three- and nine-month periods ended March 31, 2002, respectively). Our licensing agreement is principally amortized over the initial 10-year contract term, with a portion being amortized over the total 18-year term of our amended agreement. Customer lists are being amortized principally between three and six years. Estimated fiscal year amortization expense for intangible assets with finite lives is as follows: fiscal 2003 - $39.6; fiscal 2004
- $39.2; fiscal 2005 - $36.3; fiscal 2006 - $15.4 and fiscal 2007
- $10.0.

Licensing Agreement

In May 2000, QSP, Inc. entered into a long-term licensing agreement with World's Finest Chocolate, Inc. The cost associated with the agreement was assigned to licensing agreements and is included in other intangible assets, net on the balance sheets. In September 2002, this agreement was amended. The amendment extended the term of the original agreement by ten years, reduced the annual minimum tonnage purchase requirements, favorably adjusted pricing, and permitted QSP to sell World's Finest Chocolate products through marketing channels other than fundraising, under specified circumstances. In connection with these amended terms, QSP agreed to pay World's Finest Chocolate $10.5, of which $7.5 was paid as of March 31, 2003. The amount paid in May 2000 to consummate the initial agreement is being amortized over the original 10-year license term. Amounts paid to amend the agreement have been assigned to various amortization periods ranging from 8 to 18 years (the remaining period of the amended agreement).

The approximate annual minimum purchase amounts under the amended agreement are: fiscal 2003 - $50.0, fiscal 2004 - $55.0, fiscal 2005 - $59.0, fiscal 2006 - $61.0, fiscal 2007 - $62.0 and from fiscal 2008 to fiscal 2020, approximately $69.0 per year. The amounts are estimates based on minimum tonnage requirements and nominal price increases as stipulated in the amended agreement. We continue to monitor our performance under this contract and currently do not anticipate meeting the minimum purchase requirements for 2003. Accordingly, we have recorded an estimated penalty of approximately $2.0 in accrued expenses on the balance sheet. As a result of these events, and operating performance issues, we reviewed our licensing agreement with World's Finest Chocolate for recoverability in accordance with SFAS No. 144, and we determined that no impairment existed with respect to this agreement as of March 31, 2003.


(10) Debt

As described in Note 11 to the consolidated financial statements included in our 2002 Annual Report to Stockholders, we restructured our borrowings on May 20, 2002. We entered into a $950.0 Term Loan Agreement (Term Loan) with a syndicate of banks and other financial institutions (this amount includes the $100.0 borrowed to repurchase shares pursuant to the Recapitalization Agreement; see Note 12, Recapitalization Agreement, for additional information). We also amended and restated our Five-Year Revolving Credit and Competitive Advance Facility Agreement (Five-Year Facility), and we terminated our 364-Day Revolving Credit and Competitive Advance Facility Agreement.
(The Term Loan and the Five-Year Facility are collectively referred to as the 2002 Credit Agreements.) The maximum borrowing allowed under the Five-Year Facility is $192.5. The 2002 Credit Agreements are secured by substantially all of our assets and are subject to various financial and non-financial covenants.

During the nine-month period ended March 31, 2003, we repaid $34.0 of principal related to the Term Loan (consisting of $24.0 in scheduled mandatory repayments and $10.0 in voluntary prepayments). The Term Loan requires us to make principal payments of $8.0 per quarter during 2003 and continuing into fiscal 2004, and increasing principal payments thereafter. As of March 31, 2003, we had $916.0 of outstanding borrowings under the Term Loan and no outstanding borrowings under the Five-Year Facility. These amounts are included in long-term debt and in loans and notes payable on the balance sheets.

Interest expense for the three- and nine-month periods ended March 31, 2003 was $10.5 and $36.0, respectively ($3.0 and $10.4 for the three- and nine-month periods ended March 31, 2002, respectively). Interest income on cash balances was $0.7 and $4.1 for the three- and nine-month periods ended March 31, 2003, respectively ($1.1 and $3.3 for the three- and nine-month periods ended March 31, 2002, respectively). The weighted average interest rate on our borrowings for the nine-month periods ended March 31, 2003 and 2002 was 4.1% and 3.5%, respectively.

As of the March 31, 2003, we were in compliance with all of our debt financial covenants. Although we expect to achieve our debt and cash flow targets for this year, we expect to report lower profits as a result of restructuring charges. As such, it is probable that we will not meet our consolidated leverage ratio covenant at the end of the fourth quarter. Consequently, we have initiated discussions with our lenders to amend the covenant to make it less restrictive. We expect to have the amendment completed in the fourth quarter.


(11) Derivative Instruments

Risk Management and Objectives

In the 2002 Credit Agreements (referred to in Note 10, Debt), we are required to enter into interest rate protection agreements to fix or limit the interest cost with respect to at least one-third of the outstanding borrowings under the Term Loan. Accordingly, in July 2002 we entered into agreements to cap at 6% the LIBOR interest rate component of $400.0 of our borrowings for a period of three years. Our interest rate cap agreements qualify as cash flow hedges, the effect of which is described below.

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

Cash Flow Hedges - For the three- and nine-month periods ended March 31, 2003, the fair value of our interest rate cap decreased, resulting in a loss of $(0.1) and $(1.1), net of deferred taxes of $0.1 and $0.6, respectively. For the three-month period ended March 31, 2002, changes in the spot value of the foreign currencies associated with option contracts designated and qualifying as cash flow hedges of forecasted intercompany royalty payments amounted to a loss of $(0.3), net of deferred taxes of $0.2 (a loss of $(0.8), net of deferred taxes of $0.5, for the nine-month period ended March 31, 2002). These changes are reported in accumulated other comprehensive loss included in stockholders' equity on the balance sheet. The gains and losses are deferred until the underlying transaction is recognized in earnings.

The ineffective portion of the change in market value of our option contracts, specifically the time-value component of $(0.1) and $(0.4), was recognized as a loss in other (expense) income, net on the income statements for the three- and nine-month periods ended March 31, 2002, respectively.

There were no cash flow hedges discontinued during the three- and nine-month periods ended March 31, 2003 and 2002.

Other Derivatives - For the three- and nine-month periods ended March 31, 2003 we did not have any outstanding "other derivative" contracts. For the three- and nine-month periods ended March 31, 2002, changes in the spot value of the foreign currencies and contract settlements associated with option and forward contracts amounted to a loss of $(0.1) and $(4.6), respectively. These changes are reported in gain (loss) on foreign exchange included in other (expense) income, net on the income statements. This effect would generally be offset by the translation of the assets, liabilities and future operating cash flows being hedged.


(12) Recapitalization Agreement

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

As previously disclosed, four actions were commenced against Reader's Digest, its directors and the Funds challenging the original recapitalization transaction announced in April 2002. Three of the four actions are purported class actions; the fourth action was brought by individual stockholders. The parties in two of the three class actions, which were brought on behalf of holders of Class B Stock, have entered into a memorandum of understanding setting forth agreements in principle with respect to the settlement of those actions. The third class action, which was brought on behalf of holders of Class A Stock, was dismissed with prejudice by the Court of Chancery of the State of Delaware pursuant to a comprehensive settlement agreement that was approved by the Court of Chancery on February 12, 2003. The fourth action was voluntarily dismissed.

The transactions contemplated by the October recapitalization agreement were completed on December 13, 2002. The $100.0 borrowed under the Term Loan on May 20, 2002 to repurchase stock, which was classified as short-term debt as of June 30, 2002 pending completion of the recapitalization transactions, was reclassified as long-term debt after completion of the recapitalization transactions.


(13) Share Repurchase Authorization

As of March 31, 2003, under various share repurchase authorizations (announced during 2000, 2001 and 2002), we have repurchased 8.6 million shares of our Class A Stock for approximately $231.7. On December 13, 2002, under a separate authorization, we repurchased 4.6 million shares of our Class B Stock from the Funds for approximately $100.0 as part of our recapitalization (see Note 12, Recapitalization Agreement). As of March 31, 2003, we had $186.0 remaining under a $250.0 share repurchase authorization announced in May 2001. We do not expect to repurchase additional shares during any period when repurchases are prohibited under the 2002 Credit Agreements (see
Note 10, Debt).

      The Reader's Digest Association, Inc. and Subsidiaries
               Management's Discussion and Analysis
         of Financial Condition and Results of Operations
           (Dollars in millions, except per share data)
                            (unaudited)

Unless otherwise indicated, reference in Management's Discussion and Analysis to "we", "us" and "our" are to The Reader's Digest Association, Inc. and its Subsidiaries. All references to 2003 and 2002, unless otherwise indicated, are to fiscal 2003 and fiscal 2002, respectively. Our fiscal year represents the period from July 1 through June 30.

The following discussion and analysis provides information that we believe is relevant to an assessment and understanding of our consolidated results of operations and financial condition. This discussion should be read in conjunction with the Consolidated Condensed Financial Statements and related notes. Certain amounts and percentages do not recalculate due to rounding. Operating results for any interim period are not necessarily indicative of the results for an entire year due to the seasonality of our business.


Three-Month Period Ended March 31, 2003, Compared With
Three-Month Period Ended March 31, 2002

Results of Operations:  Company-Wide

Revenues and Operating (Loss) Profit

Revenues for the third quarter of 2003 increased 4% to $563, compared with $542 in the third quarter of 2002. Excluding the favorable impact of foreign currency translation, revenues decreased 1%. The increase in revenues was principally in U.S. Magazines, partially offset by weaker performance in International Businesses and planned reduced activity in North America Books and Home Entertainment.

The increase in revenues for U.S. Magazines was principally attributable to the acquisition of Reiman in the fourth quarter of 2002, partially offset by lower circulation and advertising revenues for Reader's Digest magazine.

The decline in revenues in International Businesses was driven by lower sales across all products. The revenue declines were principally attributable to lower response rates to mailings, lower payment performance, weak economies in many markets and planned reductions in promotion activities to eliminate marginally unprofitable mailings. The most significant declines were in France, Mexico, the United Kingdom, Australia and Germany.

The decline in revenues in North America Books and Home Entertainment was driven by the elimination of unprofitable product lines and Gifts.com, Inc., which were announced in the fourth quarter of 2002. Contributing to the decline were the absence of revenues from a terminated financial services alliance and lower revenues for Select Editions and certain music products.

Operating (loss) profit for the third quarter of 2003 decreased significantly to $(3), compared with $22 in the third quarter of 2002. This decline was driven by lower profits in International Businesses due to the revenue changes described above and the impact of other operating items, net, described below. Partially offsetting this decline were:
  - Higher profits for North America Books and Home Entertainment driven by a profit at U.S. Books and Home Entertainment, compared with a loss in the third quarter of 2002.
  - Profits from Reiman, which was acquired in the fourth quarter of 2002.

In the third quarter of 2003 we recorded expense of $(16) under other operating items, net. This amount represents severance costs associated with staff eliminations in overhead areas across the company, primarily in international locations, and asset impairments in the United States. Specifically, the charge consisted of:

  - Severance costs of $15 related to the termination of 189 employees, of which approximately 70% are located in international markets. As of March 31, 2003, approximately 30% of the employees included in this charge have already been separated. Substantially all of the remaining employees are expected to be separated over the next several quarters.
  - Asset impairments of $1 related to software that is no longer being used in our business.


Another factor reducing our operating profit was related to pension and post-retirement benefits. For the third quarter of 2003, the decline in income from pension assets and the increase in the cost of post-retirement benefits amounted to $4, when compared with the third quarter of 2002. The decrease in pension income was driven by our revision of the assumed rate of return on pension assets to conform it to our current expectations. As a result, we reduced the rate used in the calculation of net pension expense from 9.75% in 2002 to 9.25% in 2003.


Other (Expense) Income, Net

Other (expense) income, net for the third quarter of 2003 decreased significantly to $(5), compared with $2 for the third quarter of 2002. Primary factors contributing to the change were:

  - Higher interest expense, net of $(8), compared with the comparable period in the prior year, primarily attributable to the additional borrowings to consummate the Reiman acquisition and share recapitalization in the fourth quarter of 2002.
  - Income of $3, related to an insurance recovery of costs associated with the recapitalization.
  - Lower sales of shares of LookSmart, Ltd. of $(1).


Income Taxes

The effective income tax rate for the third quarter of 2003 was a benefit of 46.5%. This included the recovery from our insurance company of expenses associated with the recapitalization. Excluding this income item, our effective tax rate for the third quarter of 2003 was a benefit of 35.4%. This compares with an effective tax rate provision of 31.5% for the third quarter of 2002. The principal reasons for the difference relate to (1) a net loss recognized in the third quarter of 2003 and (2) the benefit of a favorable resolution of tax matters in third quarter of 2002.


Net (Loss) Income and (Loss) Earnings Per Share

For the third quarter of 2003, net loss was $(5), or $(0.05) per share for both basic and diluted loss per share. In the prior year period, net income was $16 or $0.16 per share for both basic and diluted earnings per share.


Results of Operations:  Reportable Segments

The following chart details our profit and other operating items, net.

                                                Three-month period
                                                  ended March 31,
                                                   2003     2002
Revenues
  North America Books and Home Entertainment      $ 127    $ 161
  International Businesses                          236      248
  U.S. Magazines                                    200      133
                                                  -----    -----
Total revenues                                    $ 563    $ 542
                                                  =====    =====

Operating profit
  North America Books and Home Entertainment      $   8    $   6
  International Businesses                           --       11
  U.S. Magazines                                      5        5
  Other operating items, net (1)                    (16)      --
                                                  -----    -----
Operating (loss) profit                           $  (3)   $  22
                                                  =====    =====

(1)Other operating items, net consists of restructuring and other actions that we do not allocate to our operating segments. Such amounts consist of severance costs and asset impairments. For the three-month period ended March 31, 2003, amounts above are attributable to the following segments: $10 in International
   Businesses, $1 in U.S. Magazines, $1 in North America Books and
   Home Entertainment and $4 that is unallocable.


North America Books and Home Entertainment

Revenues for North America Books and Home Entertainment for the third quarter of 2003 decreased 21% to $127, compared with $161 for the third quarter of 2002. The decline was attributable to a decline in revenues for most products in U.S. Books and Home Entertainment, a 7% decline in revenues at Books Are Fun and lower revenues in Canada. The decline in revenues in U.S. Books and Home Entertainment was driven by:

  - The elimination of unprofitable businesses and product lines, including closure of Gifts.com, Inc. and exiting certain unprofitable video products, the catalog business, and certain continuity series (all of which were announced in the fourth quarter of 2002).
  -   The termination of a financial services alliance in 2002.
  - Planned reductions in mail quantities (approximately 50% reduction in mail quantities) for Select Editions, to eliminate marginally unprofitable mailings, and certain music products, due to a smaller universe of customers to be promoted.

Revenues at Books Are Fun were lower primarily from a decrease in the average sales per event, which was caused by the cancellation of some events and shortening of others due to adverse weather conditions. In addition, the late Easter sales season contributed equally to the decline as most of the business surrounding this event was in the third quarter of 2002. The decline in revenues in Canada was driven by fulfillment issues at QSP Canada and by lower mail quantities for general books due to a smaller universe of customers to be promoted.

Profit for the third quarter of 2003 increased 46% to $8, compared with $6 for the third quarter of 2002. The profit improvement was driven by lower operating and overhead costs from cost reduction initiatives and the elimination of unprofitable businesses and product lines at U.S. Books and Home Entertainment discussed above. Also, results for the third quarter of 2002 included $7 in profit from a financial services alliance that was terminated in that quarter.


International Businesses

Revenues for International Businesses for the third quarter of 2003 decreased 5% to $236, compared with $248 for the third quarter of 2002. Excluding the favorable impact of foreign currency translation, revenues decreased 15%. The decline was attributable to (1) planned reductions in mail quantities, to eliminate marginally profitable mailings and to reduce the unfavorable effect of the intensity of our mailings on our response rates, (2) lower response rates to mailings and lower payment performance partially attributable to weak economies in many markets and (3) lower membership in Select Editions and illustrated series products due to smaller universe of customers to be promoted. These events resulted in lower revenues primarily in France, Mexico, the United Kingdom and Germany. In addition, revenues in Australia and France declined due to issues associated with our transition to new outsource vendors and soft economic conditions.

Profit for the third quarter of 2003 decreased $11, compared with the third quarter of 2002. The decline was primarily attributable to lower profits in Germany, Mexico, Australia, the United Kingdom and France due to the revenue changes described above.


U.S. Magazines

Revenues for U.S. Magazines for the third quarter of 2003 increased 51% to $200, compared with $133 for the third quarter of 2002. The increase was driven by the addition of $74 of revenues from Reiman, which was acquired in the fourth quarter of 2002, revenues attributable to new products, including RD Specials, and increased advertising and circulation revenues for U.S. Selecciones and RD Large Print due to an increase in the rate bases. These increases were partially offset by: lower circulation revenues for Reader's Digest magazine attributable to reductions in the rate base, and lower renewal pools, partially offset by new subscribers at lower introductory rates; the absence of revenues from New Choices magazine, which was discontinued in the fourth quarter of 2002; and the timing of issues (a shift from the third quarter into the fourth quarter) for American Woodworker. In addition, advertising revenues for Reader's Digest declined due to softness in the advertising industry and the rate base reduction effective in the third quarter of 2003.

Profit for the third quarter of 2003 declined 13% to $5, compared with the third quarter of 2002. The decline in profit was primarily driven by losses at QSP, Inc. and lower profits from Reader's Digest magazine partially offset by incremental profits from Reiman. Profits at QSP, Inc. declined due to lower volumes reflecting the soft U.S. economy, partially offset by a favorable pricing mix; increased competition for fund-raising activities within schools, the accrual of a penalty associated with our World's Finest Chocolate, Inc. licensing agreement, and investments in sales force expansion.


Nine-Month Period Ended March 31, 2003, Compared With Nine-Month
Period Ended March 31, 2002

Results of Operations:  Company-Wide

Revenues and Operating Profit

Revenues for the nine-month period ended March 31, 2003 increased 5% to $1,911, compared with $1,823 for the nine-month period ended March 31, 2002. Excluding the favorable impact of foreign currency translation, revenues increased 2%. The increase in revenues was driven by the acquisition of Reiman in the fourth quarter of 2002, partially offset by lower revenues for International Businesses and North America Books and Home Entertainment.

Revenues for International Businesses declined across almost all products principally due to lower response rates for mailings, lower payment performance and planned reductions in mail quantities because of weak economies in many markets. The declines were most evident in the United Kingdom, France, Germany and Mexico.

The decline in revenues for North America Books and Home Entertainment was principally driven by the closure of Gifts.com, Inc. and the elimination of unprofitable product lines, which were announced in the fourth quarter of 2002, at U.S. Books and Home Entertainment. Contributing to the decline was the absence of revenues from a financial services alliance that was terminated in the third quarter of 2002. These declines were partially offset by increased revenues at Books Are Fun.

Operating profit for the nine-month period ended March 31, 2003 decreased 4% to $145, compared with $151 for the nine-month period ended March 31, 2002. Excluding the favorable impact of foreign currency translation, operating profit decreased 7%. Operating profit was higher due to incremental profits from Reiman and a more than 80% reduction in the operating loss at U.S. Books and Home Entertainment. However, these improvements were partially offset by weaker performance in International Businesses and restructuring actions.

For the nine-month period ended March 31, 2003, we recorded an expense of $(13) under other operating items, net. This amount comprises expenses of $(16) recorded in the third quarter of 2003 and income of $3 recorded in the first quarter of 2003.

The $(16) recorded in the third quarter of 2003 represents severance costs associated with staff eliminations in overhead areas across the company, primarily in international locations, and asset impairments in the United States. Specifically, the charge consisted of:

  - Severance costs of $15 related to the termination of 189 employees, of which approximately 70% are located in international markets. As of March 31, 2003, approximately 30% of the employees included in this charge have already been separated. Substantially all of the remaining employees are expected to be separated over the next several quarters.
  - Asset impairments of $1 related to software that is no longer being used in our business.

The $3 recorded in the first quarter of 2003 consisted primarily of net adjustments to litigation-related accrual balances, established in previous years, following settlement of a lawsuit in the first quarter of 2003.

Another factor reducing our operating profit was related to pension and post-retirement benefits. For the nine-month period ended March 31, 2003, the decline in income from pension assets and the increase in the cost of post-retirement benefits amounted to $11, when compared with the nine-month period ended March 31, 2002. The decrease in pension income was driven by our revision of the assumed rate of return on pension assets to conform it to our current expectations. As a result, we reduced the rate used in the calculation of net pension expense from 9.75% in 2002 to 9.25% in 2003.


Other (Expense) Income, Net

For the nine-month period ended March 31, 2003, other (expense) income, net decreased significantly to $(28), compared with $(6) for the nine-month period ended March 31, 2002. Primary factors for the decline include:

  - Higher interest expense, net of $(25), compared with the comparable period in the prior year, primarily attributable to the additional borrowings to consummate the Reiman acquisition and share recapitalization in the fourth quarter of 2002.
  - A gain of $2 from the sale of a building in Australia in the second quarter of 2003.
  - Net expenses of $(3) due to costs incurred in connection with the recapitalization transactions.
  - Minimal losses from foreign currency transactions, compared with a loss of $(3) in the comparable period in the prior year. This is partially due to the discontinuance of a portion of our hedging program (see Note 11, Derivative Instruments, in our Notes to Consolidated Condensed Financial Statements).


Income Taxes

The effective income tax rate for the nine-month period ended March 31, 2003 of 36.3% which includes expenses associated with the recapitalization transactions that were not tax deductible. Excluding these costs, our effective tax rate was 35.3%, compared with an effective rate of 35.2% for the nine-month period ended March 31, 2002.


Net Income and Earnings Per Share

For the nine-month period ended March 31, 2003, net income was $74, or $0.74 per share on a diluted-earnings basis ($0.75 per share for basic earnings per share). In the prior year period, net income was $94, or $0.92 per share on a diluted-earnings basis ($0.93 per share for basic earnings per share).


Results of Operations:  Reportable Segments

The following chart details our profit and other operating items, net.

                                              Nine-month period ended
                                                     March 31,
                                                 2003       2002
Revenues
  North America Books and Home Entertainment   $   441    $   528
  International Businesses                         754        803
  U.S. Magazines                                   716        492
                                               -------    -------
Total revenues                                 $ 1,911    $ 1,823
                                               =======    =======

Operating profit
  North America Books and Home Entertainment   $    39    $    15
  International Businesses                          21         61
  U.S. Magazines                                    98         75
  Other operating items, net (1)                   (13)        --
                                               -------    -------
Operating profit                               $   145    $   151
                                               =======    =======

(1)Other operating items, net consists of restructuring and other actions that we do not allocate to our operating segments. Such amounts consist of severance costs, asset impairments and certain gains. For the nine-month period ended March 31, 2003, amounts are attributable to the following segments: $10 in International Businesses, $1 in U.S. Magazines, $1 in North
   America Books and Home Entertainment and $1 that is unallocable.


North America Books and Home Entertainment

Revenues for North America Books and Home Entertainment for the nine-month period ended March 31, 2003 decreased 16% to $441, compared with $528 for the nine-month period ended March 31, 2002. The decline was attributable to a decline in revenues for U.S. Books and Home Entertainment, across virtually all products, and lower revenues in Canada, partially offset by a 5% increase in revenues at Books Are Fun. Specifically, the revenue change was attributable to:

  - The closure of Gifts.com and the elimination of unprofitable products, including exiting certain unprofitable video products, the catalog business, and certain continuity series (all of which were announced in the fourth quarter of 2002) in U.S. Books and Home Entertainment.
  - The termination of a financial services alliance in the third quarter of 2002.
  - Planned reductions in outside list mail quantities for Select Editions, to eliminate marginally unprofitable lists, and certain music products due to a smaller universe of customers to be promoted.
  - Lower mail quantities for general books products in Canada due to a smaller universe of customers to be promoted, and fulfillment issues at QSP Canada.

Partially offsetting these declines were increased revenues at Books Are Fun driven by an increase in the number of corporate events held and higher overall average sales per event due to better product selection.

Profit for the nine-month period ended March 31, 2003 increased significantly to $39, compared with $15 for the nine-month period ended March 31, 2002. The profit improvement was largely driven by reduction in the operating loss at U.S. Books and Home Entertainment by more than 80%, which was attributable to the elimination of unprofitable activities described above and cost reduction initiatives.


International Businesses

Revenues for International Businesses for the nine-month period ended March 31, 2003 decreased 6% to $754, compared with $803 for the nine-month period ended March 31, 2002. Excluding the favorable impact of foreign currency translation, revenues decreased 12%. The revenue declines were evident across almost all products. Sales were lower in the United Kingdom, France, Germany, Mexico and Poland due principally to lower response rates to mailings and lower mail quantities due to a smaller universe of customers to be promoted. The revenue decline in Australia and France was attributable, in part, to issues related to outsourcing to new fulfillment vendors.

Profit for the nine-month period ended March 31, 2003 declined 66% to $21, compared with $61 for the nine-month period ended March 31, 2002. Excluding the favorable impact of foreign currency translation, profit declined 73%. The decline was principally attributable to lower profits in France, Germany, the United Kingdom and Mexico due to the revenue changes described above and investments in new business initiatives and marketing channels.


U.S. Magazines

Revenues for U.S. Magazines for the nine-month period ended March 31, 2003 increased 45% to $716, compared with $492 for the nine-month period ended March 31, 2002. The increase in revenues was principally attributable to $242 of revenues from Reiman, which was acquired in the fourth quarter of 2002, improved circulation and advertising revenues for U.S. Selecciones and RD Large Print, and revenues from the addition of new products, including RD Specials. In addition, revenues at QSP, Inc. increased due to favorable pricing, partially offset by lower volumes.

These increases were partially offset by lower revenues for Reader's Digest magazine, the absence of revenues from New Choices and Walking magazines, which were discontinued in 2002, and a shift in the timing of issues for American Woodworker from the third quarter to the fourth quarter. The decrease in revenues for Reader's Digest magazine was principally due to lower circulation revenues attributable to the reduction in the rate base, and lower renewal pools, partially offset by new subscribers at lower introductory rates. In addition, advertising revenues were lower due to our decision to lower our circulation rate base.

Profit for the nine-month period ended March 31, 2003 increased 30% to $98, compared with $75 for the nine-month period ended March 31, 2002. The increase in profit was driven by incremental profit from Reiman, the revenue changes described above and the benefits of cost reduction efforts. Partially offsetting these increases were the accrual of a penalty associated with our World's Finest Chocolate, Inc. licensing agreement, and investments in the sales force, at QSP, Inc., and investments for new products related to Reader's Digest magazine.


Forward-Looking Information

Fiscal 2003 Results

The difficult global economic environment continues to affect revenue generation for all of our businesses. For certain businesses, particularly international businesses, response rates have been lower, causing not only revenues to fall but also operating margins as well. To address the decline in revenues, we began a multi-phase program that we expect will eliminate at least $70 million in fixed costs company wide, primarily overhead, over the next two years. In addition, there will be a commensurate reduction in variable operating costs as the plan eliminates unprofitable and marginally profitable promotions, product lines, businesses and territories. We expect to see some savings benefit this year; however, most of the favorable impact is anticipated in fiscal 2004 and 2005.

We expect the fourth quarter of 2003 to be difficult as we reduce promotion efforts to lower risk in our various international markets. These activities will reduce revenues faster than the offsetting cost reductions, contributing to weaker results in the near term. For the fourth quarter of 2003, we expect earnings per share to be in the range of $0.05 to $0.10. This range excludes any potential restructuring charges or other special items as we cannot estimate these items at this time.

We expect that cash flows will continue to be strong despite the planned reductions in business activity and revenues, and we expect to retire approximately $50 in debt in the fourth quarter of 2003.


Liquidity and Capital Resources

                                                                 Nine-month
                                                                period ended
                                                               March 31, 2003

Cash and cash equivalents at June 30, 2002                          $ 108

Net change in cash due to:
  Operating activities                                                127
  Investing activities                                                 (9)
  Financing activities                                               (145)
  Effect of exchange rate changes on cash and cash equivalents         --
Net change in cash and cash equivalents                               (27)
                                                                    -----
Cash and cash equivalents at March 31, 2003                         $  81
                                                                    =====

Cash and cash equivalents decreased 25% to $81 as of March 31, 2003, compared with $108 as of June 30, 2002. The primary reasons for the decline in cash were:

  - The use of $102 in operating cash flow to finance the share repurchase in connection with the recapitalization transactions.
  - Principal payments on our debt, including scheduled mandatory repayments and voluntary prepayments.

These declines were partially offset by cash flows from operations (net income adjusted for depreciation and amortization).
Debt

As described in Note 11 to the consolidated financial statements included in our 2002 Annual Report to Stockholders, we restructured our borrowings on May 20, 2002. We entered into a $950 Term Loan Agreement (Term Loan) with a syndicate of banks and other financial institutions. We also amended and restated our Five-Year Revolving Credit and Competitive Advance Facility Agreement (Five-Year Facility) (collectively referred to as the 2002 Credit Agreements), and we terminated the 364-Day Revolving Credit and Competitive Advance Facility Agreement. The maximum borrowing allowed under the Five-Year Facility is $192.5. During the nine-month period ended March 31, 2003, we repaid $34 of principal related to the Term Loan (consisting of $24 in scheduled mandatory repayments and $10 in voluntary prepayments). The Term Loan requires us to make principal payments of $8 per quarter during 2003 and continuing into fiscal 2004, and increasing principal payments thereafter. As of March 31, 2003, our outstanding debt was $917, compared with $951 as of June 30, 2002.

The weighted average interest rate on our borrowings for the three- and nine-month periods ended March 31, 2003 was 3.8% and 4.1%, respectively.

As of March 31, 2003, we were in compliance with all of our debt financial covenants. Although we expect to achieve our debt and cash flow targets for this year, we expect to report lower profits as a result of restructuring charges. As such, it is probable that we will not meet our consolidated leverage ratio covenant at the end of the fourth quarter. Consequently, we have initiated discussions with our lenders to amend the covenant to make it less restrictive. We expect to have the amendment completed in the fourth quarter.

Under the 2002 Credit Agreements, we are required to hedge at least one-third of borrowings outstanding under the Term Loan. In July 2002, we entered into agreements to cap at 6% the LIBOR interest rate component of $400 of our borrowings under the Term Loan for a period of three years.

In the second quarter of 2002, we filed a shelf registration statement with the Securities and Exchange Commission allowing us to issue up to $500 of public debt securities. As of March 31, 2003, there were no securities outstanding under this registration statement.

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

As previously disclosed, four actions were commenced against Reader's Digest, its directors and the Funds challenging the original recapitalization transaction announced in April 2002. Three of the four actions are purported class actions; the fourth action was brought by individual stockholders. The parties in two of the three class actions, which were brought on behalf of holders of Class B Stock, have entered into a memorandum of understanding setting forth agreements in principle with respect to the settlement of those actions. The third class action, which was brought on behalf of holders of Class A Stock, was dismissed with prejudice by the Court of Chancery of the State of Delaware pursuant to a comprehensive settlement agreement that was approved by the Court of Chancery on February 12, 2003. The fourth action was voluntarily dismissed.

The transactions contemplated by the October recapitalization agreement were completed on December 13, 2002. The $100 borrowed under the Term Loan on May 20, 2002 to repurchase stock, which was classified as short-term debt as of June 30, 2002 pending completion of the recapitalization transactions, was reclassified as long-term debt after completion of the recapitalization transactions.

We believe that our liquidity, capital resources, cash flows and borrowing capacity are sufficient to fund normal capital expenditures, working capital requirements, the payment of dividends and the implementation of our strategic initiatives.


Recent Accounting Standards

In January 2003, the Financial Accounting Standards Board (FASB) issued FASB Interpretation (FIN) No. 46, Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51. This interpretation introduces a new consolidation model with respect to variable interest entities. The new model requires that the determination of control should be based on the potential variability in gains and losses of the variable interest entity being evaluated. The entity with the majority of the variability in gains and losses is deemed to control the variable interest entity, and is required to consolidate it. This interpretation is effective on July 1, 2003 (for us, effective fiscal 2004 and thereafter). We are currently evaluating the impact of adopting this interpretation.


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

PART II.  OTHER INFORMATION


Item 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a)   Exhibits

      10.27 Form of Indemnification Agreement between The Reader's Digest Association, Inc. and individual directors and officers of The Reader's Digest Association, Inc.

      99.1 Certification of Periodic Financial Report by Thomas O. Ryder, Chief Executive Officer of The Reader's Digest Association, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

      99.2   Certification of Periodic Financial Report by Michael
             S. Geltzeiler, Chief Financial Officer of The Reader's Digest Association, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)   Reports on Form 8-K

      During the three months ended March 31, 2003, we filed the following reports on Form 8-K:

        - Current report on Form 8-K dated January 23, 2003 including a press release relating to the second quarter fiscal
           2003 earnings and related remarks of the Chief
           Executive Officer and the Chief Financial Officer.

        - Current Report on Form 8-K dated February 24, 2003 including a press release relating to organizational changes.

        - Current Report on Form 8-K dated February 25, 2003 including a presentation to analysts and investors by the Chief
           Executive Officer.

                            SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                                        The Reader's Digest Association, Inc.
                                        (Registrant)



Date:  May 5, 2003               By:   /s/ THOMAS D. BARRY
                                       Thomas D. Barry
                                       Vice President and Corporate Controller
                                       (chief accounting officer and authorized
                                       signatory)

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


Date:  May 5, 2003
                                       /s/ THOMAS O. RYDER
                                       Chief Executive Officer

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


Date:  May 5, 2003
                                       /s/ MICHAEL S. GELTZEILER
                                       Chief Financial Officer