Form 10-K
period 2003-06-30
READERS DIGEST ASSOCIATION INC
filed 2003-08-19
CIK 858558

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-K

           [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2003        Commission file number: 1-10434

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

                                               Name of each exchange
                Title of each class             on which registered
                   Common Stock               New York Stock Exchange
             par value $.01 per share




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

The aggregate market value of registrant's voting and non-voting equity held by non-affiliates of registrant, as of December 31, 2002, the last business day of the registrant's most recently completed second fiscal quarter, was approximately $1,285,697,000 based on the closing price of registrant's Common Stock on the New York Stock Exchange--Composite Transactions on such date.

Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Act.  Yes [X]  No [   ]

At July 31, 2003, 98,937,328 shares of the registrant's Common Stock were outstanding.

                     DOCUMENTS INCORPORATED BY REFERENCE

Annual Report to Stockholders of The Reader's Digest Association, Inc. for the fiscal year ended June 30, 2003. Certain information therein is incorporated by reference into Part I and Part II hereof.

Proxy Statement for the Annual Meeting of Stockholders of The Reader's Digest Association, Inc. to be held on November 21, 2003. Certain information therein is incorporated by reference into Part III hereof.

                              TABLE OF CONTENTS

                                                                           Page
PART I

    ITEM 1. BUSINESS....................................................     1
      Strategic Initiatives.............................................     1
      Operating Segments................................................     1
      Books and Home Entertainment......................................     2
         Select Editions................................................     2
         Series Books...................................................     3
         General Books..................................................     3
         Music..........................................................     3
         Video..........................................................     4
         Production and Fulfillment.....................................     4
      Reader's Digest Magazine, Special Interest Magazines
       and Reiman Media Group...........................................     5
         Circulation and Advertising....................................     6
         Reader's Digest Magazine Editorial.............................     7
         Internet Initiatives...........................................     7
         Reiman Media Group.............................................     7
         Custom Publishing..............................................     9
         Production and Fulfillment.....................................     9
      Consumer Business Services........................................    10
         Books Are Fun, Ltd.............................................    10
         QSP............................................................    10
         Reader's Digest Young Families and Reader's Digest Children's
         Publishing.....................................................    11
         Financial Services Marketing Alliances.........................    11
         Gifts.com and Good Catalog Company.............................    12
      Marketing.........................................................    12
      Information Technology and Customer Database Enhancement..........    13
      Competition and Trademarks........................................    14
      Employees.........................................................    14
      Executive Officers................................................    14

    ITEM 2. PROPERTIES..................................................    16

    ITEM 3. LEGAL PROCEEDINGS...........................................    17

    ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.........    17


PART II

    ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
            STOCKHOLDER MATTERS.........................................    18

    ITEM 6. SELECTED FINANCIAL DATA.....................................    18

    ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATION..........................    18

                              TABLE OF CONTENTS
                                 (Continued)

                                                                           Page

    ITEM 7A.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
            MARKET RISK.................................................    20

    ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.................    20

    ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
            ON ACCOUNTING AND FINANCIAL DISCLOSURE......................    20

    ITEM 9A.CONTROLS AND PROCEDURES.....................................    20


PART III

    ITEM 10.DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT..........    21

    ITEM 11.EXECUTIVE COMPENSATION......................................    21

    ITEM 12.SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
            AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS..............    21

    ITEM 13.CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS..............    21

    ITEM 14.PRINCIPAL ACCOUNTANT FEES AND SERVICES......................    21


PART IV

    ITEM 15.EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
            ON FORM 8-K.................................................    22

    SIGNATURES..........................................................    26

    INDEX TO CONSOLIDATED FINANCIAL STATEMENTS..........................    27


  Unless the context otherwise requires, references in this Annual Report on Form 10-K to "Reader's Digest," "we," "us," and "our" are to The Reader's Digest Association, Inc. and its subsidiaries.

                                    PART I
ITEM 1.  BUSINESS

      We are a preeminent global leader in publishing and direct marketing, and we create and deliver products that inform, enrich, entertain and inspire, including magazines, books, recorded music collections and home videos.

      We are a Delaware corporation, originally incorporated in New York in 1926 and then reincorporated in Delaware in 1951. The mailing address of our principal executive offices is Pleasantville, New York 10570 and our telephone number is (914) 238-1000.

      We are best known for publishing our flagship, Reader's Digest magazine. DeWitt and Lila Acheson Wallace founded Reader's Digest magazine in 1922. Today, Reader's Digest has a worldwide circulation of about 21 million and over 100 million readers each month. Reader's Digest is published in 48 editions and 19 languages.


Strategic Initiatives

      We have initiated a two-year plan to achieve sustainable revenue and operating profit growth by fiscal 2005. The major components of the plan are to:

   - make $20 million of incremental investment in fiscal 2004 in business initiatives that are intended to help drive revenue and profit growth in fiscal 2005 and beyond;

   - reduce fixed costs, primarily through overhead reduction actions, by a minimum of $70 million by fiscal 2005;

   - reduce activity in the near term to stabilize our active customer base while improving operating margins for our more mature businesses, such as international and U.S. Books and Home Entertainment; and

   - drive revenue growth through investing in new products and new businesses (Reiman, Books Are Fun, QSP), expanding new customer acquisition channels and increasing inter-divisional selling opportunities in all of our businesses.


Operating Segments

      During the fourth quarter of fiscal 2003, we modified our operating segments to reflect our new internal management organization. Each of our three operating segments (Reader's Digest North America, Consumer Business Services and International Businesses) reports its results to our chief operating decision maker. We have restated operating segment results of operations for prior periods to conform to our new operating segments.

   Reader's Digest North America

      This segment comprises our operations in the United States and Canada that:

   - Publish and market (primarily through direct marketing) Reader's Digest magazine and several special interest magazines;
   - Publish and market (primarily through direct marketing) the magazines and books of, and operate the complementary businesses of, Reiman
      Media Group, Inc., which we acquired on May 20, 2002; and
   - Publish and market (primarily through direct marketing) Books and Home Entertainment products, which include Select Editions, series and general books, and music and video products related to some or all of the following affinities: reading, home and health, and entertainment.

   Consumer Business Services

      This segment comprises our operations that:

   - Sell books and gift items by display marketing products on-site through independent sales representatives at schools and businesses through Books Are Fun, Ltd. in the United States and Canada;
   - Sell our magazines and other publishers' magazines and other products through youth fundraising campaigns of QSP, Inc. in the United States and Quality Service Programs Inc. in Canada (QSP Canada);
   - Publish and market (primarily through retail channels as well as through Books Are Fun, Ltd. and QSP, Inc.) Books and Home Entertainment products of Young Families and Children's Publishing;
   - Promote our financial services marketing alliances in the United States and Canada; and
   - Sold gifts and other merchandise through Gifts.com, Inc. (including Good Catalog Company), which ceased operations in 2002.

   International Businesses

      This segment comprises our operations outside of the United States and Canada that:

   - Publish and market (primarily through direct marketing) Books and Home Entertainment products (described above), Reader's Digest magazine in numerous editions and languages, and several special interest magazines; and
   - Establish and develop the operations of our financial services marketing alliances and other new business development initiatives, including the introduction of display marketing.

      Financial information about each of our operating segments is included in Note 14 to our consolidated financial statements, which are incorporated by reference into this report.


Books and Home Entertainment

      Our Books and Home Entertainment products consist of Reader's Digest Select Editions, series books, general books, recorded music collections and series, and home video products and series. We market these products principally by direct mail through our Reader's Digest North America and International Businesses operating segments. Consumer Business Services also sells Reader's Digest Books and Home Entertainment products by display marketing those products on-site, at schools and businesses through Books Are Fun and through the youth fundraising campaigns of QSP, Inc. For more information about how we market our Books and Home Entertainment products, please refer to the section of this report captioned "Marketing."


   Select Editions

      Reader's Digest Select Editions, which were formerly called "Condensed Books" in many markets, are a continuing series of condensed versions of current popular fiction. A condensed work reduces the length of an existing text, while retaining the author's style, integrity and purpose. Today, we publish Select Editions in 14 languages and market them in the United States, Canada and 27 other countries. We generally publish six volumes of Select Editions a year. Some of our international subsidiaries publish four or five volumes a year.

      International editions of Select Editions generally include some material from the U.S. edition or from other international editions, translated and edited as appropriate. International editions also include some condensed versions of locally published works. Each local editorial staff determines whether existing Select Editions selections are appropriate for their local market.


   Series Books

      We market two types of series books--reading series and illustrated series. These book series may be either open-ended and continuing or closed-ended, consisting of a limited number of volumes. We publish reading series books in four languages and market them in the United States, Canada and 10 other countries. Our reading series include The World's Best Reading, which consists of full-length editions of classic works of literature. We publish six or seven volumes of The World's Best Reading each year in the
United States, Canada and four other countries and in two languages.   We
publish illustrated series, which are generally closed-ended, in eight languages and market them in the United States, Canada and 15 other countries.


   General Books

      Our general books consist primarily of reference books, cookbooks, "how-to" and "do-it-yourself" books, and children's books, some of which we publish in series. We also publish books on subjects such as history, travel, religion, health, nature, home, computers and puzzles. We publish general books in 18 languages and market them in the United States, Canada and 34 other countries.

      New general books are usually original Reader's Digest books, but may also be books acquired from other publishers. During the development period for an original Reader's Digest book, we conduct extensive research and prepare an appropriate marketing strategy for the book.

      We sell most copies of a general book through initial bulk promotional mailings. We also sell substantial additional copies through subsequent promotions, through catalog sales and through the use of sales inserts in mailings for other Reader's Digest products. We also distribute our general books for retail sale in stores through independent distributors and through Books Are Fun and QSP.


   Music

      Our music collections, released on compact discs and cassettes in the United States and 30 other countries, span a broad range of musical styles, ranging from classical to pop, and from local folk to "relaxation" music. We offer both international and local repertoires, which reflect our customers' tastes and expectations. In most markets, we also sell music series in various musical genres.

      We license existing recordings from major record companies and sponsor our own recordings with the world's most renowned orchestras and with international and local artists. Our music vault now consists of approximately 10,000 selections, which we use in our music collections around the world. We have digitized a major part of these selections for online access. We also license our selections to third parties for retail sales or for movie synchronization. Our focus in recent years has been acquiring more rights to master recordings.

      We are a member of the Recording Industry Association of America in the United States, and we have been recognized with 51 gold, platinum and multi-platinum certificates. In several other countries, we are a member of the International Federation of the Phonographic Industry.


   Video

      Our single sales home video products and series reflect the core interests of our global customers--travel, natural history, history and children's animated programs. We market various video products through direct response channels in the United States and 23 other countries. In some countries, we also sell our home video products through retail outlets.

      We are working with award-winning production companies in the United States, Europe and Australia to create original programs with very high editorial and production standards--programs that are intended to stand out in a competitive marketplace. Several original programs have won awards of excellence, including five Emmy awards. Most of our original documentary programs are being licensed to broadcasters worldwide. We are creating an archive of existing video footage for potential use in future productions and are utilizing new technologies by creating DVDs of our programs for sale to customers.

   Production and Fulfillment

      We hire independent contractors to print and bind the various editions of Select Editions. We have an exclusive agreement with a printing company for printing English-language Select Editions distributed in the United States and Canada. That agreement expires in 2007. The majority of all other U.S. book products produced by Reader's Digest are printed by several independent contractors. We usually hire independent contractors to produce and manufacture our music and video products.

      Paper is the principal raw material necessary for production of our Select Editions, series books and general books. Our exclusive agreement with a major supplier to supply paper for Select Editions globally expires in December 2003 and a new contract is being negotiated. We purchase paper for series books and general books for each printing. We believe that our existing contractual arrangements and other available sources of paper provide us with an adequate supply of paper at competitive prices. We use independent contractors in arranging for us to acquire some of the necessary raw materials to manufacture music and video products.

      We hire independent contractors to handle our fulfillment, warehousing, customer service and payment processing. We have an agreement with a single independent contractor to handle order and payment processing for most of our U.S. Books and Home Entertainment business. That agreement expires in 2006. The printers or suppliers of our products generally package and deliver those products directly to the postal service. For information about postal rates and postal services, please refer to the section of this report captioned "Marketing."

      Our European operations use three principal manufacturing companies for the production of books. The majority of our Home Entertainment products are produced throughout Europe by three major manufacturers.

      It is our direct marketing policy that a customer may return any book or home entertainment product to us, either before or after payment, and receive a refund of amounts paid. We believe that our returned goods policy is essential to our reputation and that it elicits a greater number of orders. Many of those orders are not returned because a high number of consumers are satisfied with our products.

      Sales of books and home entertainment products are seasonal. In the direct marketing industry as a whole, more consumers respond in the fall and winter months than during the rest of the year. Also, sales are typically higher during the pre-Christmas season than in spring and summer.


Reader's Digest Magazine, Special Interest Magazines and Reiman Media Group

      Reader's Digest magazine is a monthly, general interest magazine consisting of original articles, previously published articles in condensed form, and a condensed version of a previously published or soon-to-be published full-length book. Reader's Digest also contains monthly humor columns, such as "Laughter, The Best Medicine(R)," "Life in These United States(R)," and "All In A Day's Work(R)," and other regular features, including "Quotable Quotes(R)," "Word Power(R)," "Only in America," "Everyday Heroes," "That's Outrageous!(R)," and "RD Living." The international editions of Reader's Digest include similar features.

      We publish Reader's Digest in the United States and Canada. Globally, Reader's Digest is published in 48 editions and 19 languages. We license independent contractors to publish Reader's Digest in India, Italy, Korea, Denmark, South Africa and Indonesia. These magazines are sold primarily through direct marketing. In addition, we sell Reader's Digest and other publishers' magazines and products in the United States and in Canada through youth fundraising campaigns of our subsidiaries, QSP, Inc. in the United States and Quality Service Programs, Inc. in Canada.

      We publish Reader's Digest in several editions in the United States, including an English-language edition, a Spanish-language edition entitled Selecciones, and Reader's Digest Large Print for Easier Reading. We license independent contractors to publish a braille edition and a recorded edition in the United States.

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

      We also publish other limited-edition special interest publications in the United States and internationally. These include a special homeowners' edition of The Family Handyman that is used by real estate brokers in the United States and special holiday-themed editions of Reader's Digest in Mexico. In addition, in the fall of 2002 we launched a new series of monthly checkout-counter magazines to be branded as RD Specials that will consist primarily of repurposed content from our books and magazines relating to the topics of home, health and food.

   Circulation and Advertising

      The following table shows circulation and advertising information for Reader's Digest and our special interest magazines for fiscal 2003.

                                                                  June 30, 2003,    Advertising
                                                        Issues     Circulation          Pages
                  Magazine Title                       Per Year     Rate Base          Carried

      Reader's Digest--U.S.--English edition.......       12       11,000,000(1)          957
      Reader's Digest--Canada--English and French
       Editions(2).................................       12        1,264,675           1,746
      Reader's Digest--Other international editions(2)    12        8,797,239           9,015
      Reader's Digest Large Print for Easier Reading      12          550,000             197
      American Woodworker..........................        7          325,000             349
      The Family Handyman..........................       10        1,100,000             594
      Selecciones..................................       12          325,000             446
      Moneywise....................................       12           75,971             824
      Receptar.....................................       12          170,000             257
      Krizovky.....................................       12           50,000              21

(1)   Effective January 2004, the circulation rate base will be 10,000,000.
(2) Reader's Digest magazine detailed in these captions is published in multiple editions and languages. Accordingly, the number of issues per year relates to each edition or language that is published.

      Approximately 70% of total U.S. fiscal 2003 and fiscal 2002 revenues for Reader's Digest was generated by circulation revenues and 30% by advertising revenues.

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

      We maintain the circulation rate base for Reader's Digest through annual subscription renewals and new subscriptions. In fiscal 2003, we sold approximately 3.7 million new subscriptions in the United States and approximately 2.1 million new international Reader's Digest subscriptions to maintain the current circulation rate base. We sell new subscriptions in the United States through a variety of direct response marketing techniques, and we sell new subscriptions in international markets primarily by direct mail. We sell the largest percentage of subscriptions between July and January of each fiscal year. Subscribers to Reader's Digest may cancel their subscriptions at any time and we will refund the unused balance of the subscription price. For additional information regarding direct marketing of subscriptions, please refer to the section of this report captioned "Marketing."

      Many international editions of Reader's Digest have the largest paid circulation for monthly magazines both in the individual countries and in the regions in which they are published. For most international editions of Reader's Digest, subscriptions comprise approximately 90% of circulation.
The balance is attributable to newsstand and other retail sales.
Approximately 82% of total international fiscal 2003 revenues for Reader's Digest were generated by circulation revenues and 18% by advertising revenues.

      The U.S. editions and the larger international editions of Reader's Digest offer advertisers different regional editions, major market editions and demographic editions. These editions, which usually contain the same editorial material, permit advertisers to concentrate their advertising in specific markets or to target specific audiences. Reader's Digest sells advertising principally through an internal advertising sales force. We sell advertisements in multiple Reader's Digest editions worldwide and offer discounts for placing advertisements in more than one edition.


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


   Internet Initiatives

      We have created our rd.com website to extend the experience of reading Reader's Digest through audio, graphic, text and video enhancements, interactive discussions and reader involvement, and additional content relating to Reader's Digest. We are also utilizing rd.com to market our products through e-mail and the Internet, as well as to communicate with and service our customers online. For more information about rd.com, please refer to the section of this report captioned "Marketing."


   Reiman Media Group

      On May 20, 2002, Reader's Digest acquired substantially all of the assets and assumed substantially all of the liabilities of Reiman Holding Company LLC and its subsidiaries for $760 million in cash. The acquired businesses of those companies are now operated by Reader's Digest's wholly owned subsidiary, Reiman Media Group, Inc. and its subsidiaries. Reiman is a publisher in the United States and Canada of magazines and books that cover topics including cooking, gardening, country lifestyle, nostalgia and crafts. Reiman also operates several related businesses to complement its core magazine and book publishing operations. For fiscal 2003, Reiman's revenues were generated 59% by magazines, 24% by books and 17% by other businesses.

      Magazine Publishing. Reiman publishes 12 bi-monthly magazines. The renewal rates for Reiman magazines have averaged approximately 70%. The following table contains information about each of the magazines:

                                                                                   FY 2003 Average
Title and year of first issue  Theme                                                Circulation(1)

Taste of Home(R) (1993)        Home-style food and recipes                             4,265,000
Quick Cooking(R) (1997)        Quick recipes and kitchen shortcuts                     3,004,000
Birds & Blooms(R) (1995)       Backyard bird feeding and gardening                     1,998,000
Light & Tasty(R) (2001)        Recipes lower in fat, salt, calories or cholesterol     1,565,000
Country Woman(R)(1970)         Women who love country living                           1,395,000
Country (1987)                 Photos and stories of country life                      1,156,000
Reminisce(R)(1991)             Nostalgia                                               1,075,000
Farm & Ranch Living(R) (1978)  Rural life                                                406,000
Reminisce Extra (1993)(2)      Nostalgia                                                 338,000
Country Extra (1990)(2)        Photos and stories of country life                        337,000
Country Discoveries(R) (2000)  Exploration of country destinations and getaways          328,000
Crafting Traditions(R) (1982)  Crafts themes relating to particular upcoming holidays    292,000


(1) Reiman's magazines do not have a guaranteed circulation rate base and are not audited by the Audit Bureau of Circulation. The circulation levels of each individual magazine fluctuate throughout the year. The overall circulation level is managed in total to maximize the profitability of the entire portfolio, which may cause year-over-year increases or decreases in the average circulation for individual titles.
(2) Reminisce Extra and Country Extra are essentially extensions of the base titles that bring the publishing frequency of the base titles up to monthly for those customers who subscribe to both, although each is available separately.

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

      Reiman markets its magazines principally through direct mail and cross-promotion of titles within its magazine group. Reiman markets products to its customer database of approximately 40 million current and former customers, combined with selective rental of outside customer lists. Through reader involvement, Reiman seeks to identify and address customer interest in existing and new publications. New magazine ideas and titles, also created using reader-submitted editorial content, are test-marketed to subscribers of existing magazines and selected outside lists. This has enabled Reiman to more accurately measure the potential for new products and launch new magazines at relatively low start-up costs. Reiman does not use cash-prize sweepstakes in connection with its marketing.

      Book Publishing. Reiman leverages its magazine brand equity, reader loyalty and editorial capability by publishing and marketing books that complement its magazines. Reiman principally markets annual editions of books created primarily from magazine content from the prior year. In fiscal 2003, Reiman published and sold over 4.4 million books. Reiman has nine established annual book programs that are marketed on a continuity basis, with customers agreeing to receive future editions of the books unless they respond to an annual prepublication notice. Annual books constitute about 90% of unit volume, of which about 60% are renewals. Reiman markets most of its books through solo direct mail in which Reiman sends a promotion featuring one book to names from its customer database and outside lists. Reiman sells its books with a free preview offer during which the customer agrees to examine the book before purchasing it. If they do not wish to purchase the book they can return it for a full refund or credit.

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


   Custom Publishing

      In January 2002, we signed a five-year agreement with McMurry Publishing, Inc. and The Ritz-Carlton Hotel Company, LLC to publish the in-room magazine for Ritz-Carlton hotels, which will be distributed in more than 50 Ritz-Carlton properties worldwide.


   Production and Fulfillment

      We hire independent contractors to print all editions of Reader's Digest and our special interest magazines. We have an exclusive contract with a U.S. printer to print the U.S. editions of Reader's Digest. The contract is scheduled to expire in December 2007. Our Reiman magazines are printed under contracts with three printers that expire in 2004-2005. We believe that, generally, there is an adequate supply of alternative printing services available to us at competitive prices should the need arise. Nevertheless, significant short-term disruption could occur. We have contingency plans to minimize recovery time should our current contract printers be unable to meet our production requirements.

      Lightweight coated and uncoated paper are the principal raw materials used in the production of Reader's Digest and special interest magazines. Our global contract for supply of paper for Reader's Digest magazine expires in June 2005. Our contract for the paper requirements of Reiman magazines also expires in June 2005. We believe those supply contracts provide an adequate supply of paper for our needs and that, in any event, alternative sources are available at competitive prices. A variety of factors affect paper prices, including demand, capacity, pulp supply and general economic conditions.

      We have agreements with a single independent contractor to handle order and payment processing for Reader's Digest, the U.S. special interest magazines and the Reiman magazines. The agreement for Reader's Digest and the U.S. special interest magazines expires in 2006 and the agreement for the Reiman magazines expires in 2008. The same contractor also handles these matters for most of our U.S. Books and Home Entertainment operations.

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

      In Europe, we have several multi-country agreements with independent contractors as well as in-country independent contractors to handle our fulfillment, warehousing, customer service, and payment and order processing. We have two primary printing companies for printing Reader's Digest magazine in Europe.


Consumer Business Services

   Books Are Fun, Ltd.

      Our Books Are Fun, Ltd. subsidiary sells premium-quality books and gift items, including Reader's Digest books and home entertainment products, at discount prices by display marketing those products on-site at schools and businesses in all 50 states of the United States and across Canada using book fairs and other displays. Book categories sold by Books Are Fun include best-selling novels, cookbooks, children's books and education, sports, hobby, nature, travel and self-help titles. Non-book categories include music, videos and gift items, such as jewelry and art. Books Are Fun's products are sold through approximately 900 independent sales agents, who serve approximately 68,000 schools, 16,000 large corporations and institutions, 14,000 day-care centers and 48,000 small businesses. Since many individuals purchase these products for gift giving, Books Are Fun's sales cycle is largely seasonal, reflecting substantial volume in the second quarter of our fiscal year.

      Books Are Fun purchases book titles, gifts and other products from over 250 publishers and vendors worldwide. Many of its top titles are purchased in quantities exceeding 100,000 copies on a non-returnable basis, affording Books Are Fun substantial purchasing power. All products are test-marketed by the purchase of a modest number of units in advance of purchasing larger quantities. Books Are Fun uses an extensive network of independent public warehousing facilities and carriers to store and transport products.

      The Books Are Fun business model is being rolled out in a number of international markets. Commercial operations are under way in France and Mexico, and the concept is currently in market testing and early development phases elsewhere.


   QSP

      QSP markets and sells subscriptions to Reader's Digest, the Reiman magazines, the special interest magazines and other publishers' magazines in the United States, as well as music and video products, books, food and gifts. QSP works directly with schools and youth groups to prepare fundraising campaigns in which participants sell those products. QSP derives its revenues through services rendered by means of fundraising events. A substantial majority of QSP's sales occurs during the first half of our fiscal year, which coincides with the fall school semester. QSP currently has approximately 470 sales representatives.

      In May 2000, QSP entered into a licensing agreement with World's Finest Chocolate, Inc. that provides for QSP's commitment to purchase annual minimum amounts of World's Finest Chocolate products and the exclusive right to sell those products for fundraising purposes through 2010. In September 2002, QSP entered into an amendment to the licensing agreement. The amendment extended the term of the initial agreement by ten years, reduced the annual minimum purchase requirements, adjusted pricing favorably to QSP and permits QSP to sell World's Finest Chocolate products through channels other than fundraising under specified circumstances. In connection with these changes, QSP paid $10.5 million to World's Finest Chocolate in fiscal 2003.

      Quality Service Programs, Inc., our Canadian subsidiary, conducts operations substantially similar to those conducted by QSP in the United States. In June 2001, Quality Service Programs acquired eFundraising.com, which uses the Internet to enhance fundraising activities. eFundraising.com provides fundraising products, mainly scratch cards and chocolate, to organizations conducting fundraisers. eFundraising.com also uses proprietary software that enables e-mail messages to be sent on behalf of students about their school or youth group's fundraising activities to family and friends. The e-mail directs the recipients to the school or youth group's website, where they may purchase magazine subscriptions and a variety of gift and food products.

      Several hundred other publishers make magazine subscriptions available to QSP at competitive, discounted prices. QSP also obtains music products from a large music publisher. A substantial portion of QSP's chocolate food products are obtained from World's Finest Chocolate. QSP engages an independent contractor to process gift, food, magazine, music and book orders.


   Reader's Digest Young Families and Reader's Digest Children's Publishing

      Our Reader's Digest Young Families subsidiary sells products for children up to age 8, primarily through direct mail and telemarketing. The division's products include interactive books, such as Sesame Street ABCs, and videos, such as The Country Mouse and the City Mouse. Young Families currently sells its products principally in the United States. Our Reader's Digest Children's Publishing subsidiary produces books, games and other products under the Reader's Digest Children's Publishing imprint for children up to age 12. Its products are sold through retail channels as well as direct marketing through Reader's Digest (including display marketing and catalogs) and other channels, including the Internet. The products represent popular brands such as Barbie, Disney (classic Disney and Pixar characters), Hasbro (Tonka and Transformers), and Fisher-Price (Little People). The products, which have been translated into 28 languages, are marketed in the United States, Canada, Europe, South America, Australia and Asia.


   Financial Services Marketing Alliances

      Insurance. Reader's Digest and its subsidiaries have formed alliances with several leading insurance companies under which the insurers market a variety of insurance products to our customers in the United States and other countries. Our alliance partners include American International Group, Inc., GE Financial Assurance Company, GE Capital Assurance Company, Physicians Mutual Insurance Company, Liberty Mutual, PacifiCare Health Systems, Allianz, AXA, Manulife Financial and BNP Pinnacle. The products, which include life, personal accident, auto, health, homeowners, long-term care insurance, and hospital indemnity and hospital cash products, are marketed and sold through a combination of direct mail, telemarketing, advertising in our magazines, the Internet and other marketing channels. The insurer underwrites and administers the products, provides customer and claims services, and covers marketing costs. Reader's Digest provides expertise in research and test design, database management and targeting, and promotion creation and production.

      Credit Products. Reader's Digest pursues alliances to provide a range of credit products to our customer base. In August 1999, we signed an agreement with Bank One Corporation to market a Reader's Digest-branded credit card to our customers in the United States. Under the agreement, Bank One launched a Reader's Digest Platinum MasterCard in April 2000. Bank One administers the credit cards. Internationally, we are partnering to market loan products with GE Capital Assurance Company and its subsidiaries in France and Germany, planning promotion tests for personal loans and credit cards in the Czech Republic and in the United Kingdom. We are also in discussions with various equity release product providers in the United Kingdom, having tested the product in 2002.

      Investment Products. In June 2001, we formed an alliance with The Vanguard Group under which Vanguard will offer its mutual funds and other financial services, such as brokerage, financial planning, asset management and trust services, to our customers in the United States. We are pursuing other opportunities with investment products internationally.


   Gifts.com and Good Catalog Company

      Gifts.com, Inc. comprised the Good Catalog Company division, a catalog marketer of home, garden and gift-related products, and the gifts.com division, an online and catalog gift shopping service. We owned an 80.1% interest in Gifts.com, Inc. Operations at Gifts.com, Inc. ceased in December 2002.


Marketing

      We sell magazine subscriptions, Select Editions, series books, general books, music and video products, and certain other products principally through direct mail solicitations to households on our customer lists, as well as to customer lists rented or purchased from third parties. Our books and home entertainment products and product offers and many international magazine subscription offers are often accompanied by sweepstakes entries and, in some cases, premium merchandise offers.

      As part of our growth strategy and our strategy to decrease our reliance on sweepstakes marketing, we are increasing distribution of our products through direct-response channels other than direct mail. These other distribution channels include direct-response television, package inserts, telemarketing, the Internet, display marketing and other direct sales, and catalogs. Reader's Digest magazine obtains the vast majority of its new subscribers in the United States from non-sweepstakes sources. Moreover, with the acquisition of our Reiman operations, we have significantly reduced our reliance on large cash prize sweepstakes marketing throughout the remainder of our direct marketing businesses.

      We are adapting the editorial content and the marketing methods of our magazines and books and home entertainment products to new technologies. Our website--rd.com--links our 36 international web sites, 17 domestic websites and our multiple online stores, for shopping and information about our products.
In 2003, rd.com, including changeone.com, had over 10.5 million visitors from around the world. We are using rd.com and our local international websites to market subscriptions to our products. We are also utilizing electronic direct marketing (eDM) to offer magazine subscriptions through one-click e-mail.

      To promote the sale of our books and home entertainment products in the United States, we usually offer a sweepstakes in our promotional mailings. Prizes totaled about $4.5 million for the 2003 edition of the sweepstakes. Generally, each of our international subsidiaries sponsors its own sweepstakes. The mechanics of the sweepstakes vary from jurisdiction to jurisdiction, depending upon local law.

      From time to time, we are involved in legal, regulatory and investigative proceedings concerning our sweepstakes and other direct marketing practices. Also from time to time jurisdictions in which we do business consider more restrictive laws or regulations governing sweepstakes or direct marketing. Although some of these proceedings may have negatively affected our direct marketing business, we do not believe that these proceedings or proposed laws and regulations will have a material adverse effect on our direct marketing business.

      In 2001, we entered into a voluntary comprehensive agreement with attorneys general for 32 states (and subsequently with three additional states) and the District of Columbia regarding standards for direct mail sweepstakes promotions. Pursuant to the agreement, we are promoting consumer education and have adopted standards for promotions in the United States similar to those agreed to by other direct marketing and publishing companies.

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


Information Technology and Customer Database Enhancement

      The size and quality of our computerized customer database of current and prospective customers in each country where we operate contributes significantly to our business. We are constantly striving to improve our customer databases. We believe that our U.S. database (including data obtained through the Reiman acquisition) of over 65 million households--approximately half the total number of households in the country--is one of the largest direct response databases in the United States. Our international databases include a total of approximately 49 million households.

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

      We own numerous trademarks that we use in our businesses worldwide.
Two of our most important trademarks are "Reader's Digest" and the "Pegasus" logo. In addition, our significant trademarks include "QSP", "Books Are Fun" and the names of many of our magazines, features and other products. We believe that the name recognition, reputation and image that we have developed in each of our markets significantly enhance customer response to our direct marketing sales promotions. For these reasons, trademarks are important to our business, and we aggressively defend our trademarks.

      We believe that our company names, image and reputation, as well as the quality of our customer databases, provide a significant competitive advantage over many other direct marketers. However, our Books and Home Entertainment businesses and Books Are Fun compete with companies selling similar products at retail as well as by direct marketing through various channels, including display marketing and the Internet. Because tests show that consumers' responses to direct marketing promotions can be adversely affected by the overall volume of direct marketing promotions, we also compete with all other direct marketers, regardless of whether their products are similar to our products. Our Books and Home Entertainment businesses compete principally on the basis of direct marketing customer service, product popularity and price.

      Reader's Digest magazine and our special interest magazines compete with other magazines of similar respective genres for readers and advertising and our Reiman magazines compete for readers in their respective genres. QSP competes with other sellers of products similar to those sold by QSP, whether through fundraising services, direct marketing or retail. Nearly all of our products are in competition with other products and services that compete for a potential purchaser's leisure activity time and disposable income.

Employees

      As of June 30, 2003, we employed about 4,700 people worldwide. We employed about 2,500 in the United States, including employees at Reiman, and about 2,200 in our international subsidiaries. Our relationship with our employees is generally satisfactory.


Executive Officers

      The following is information about our executive officers.

Name and Age                Positions With Reader's Digest and Recent
                            Business Experience

Thomas O. Ryder (59)        Mr. Ryder has been Chairman of the Board and
                            Chief Executive Officer and a Director of
                            Reader's Digest since he joined Reader's Digest in April 1998.

Michael A. Brennan (56)     Mr. Brennan has been President, Latin America and
                            Asia-Pacific and a Senior Vice President of
                            Reader's Digest since March 2002.  He was Vice
                            President and General Manager, Developing Markets before March 2002. Mr. Brennan joined Reader's
                            Digest in January 1990.

Name and Age                Positions With Reader's Digest and Recent
                            Business Experience

Michael A. Brizel (46)      Mr. Brizel has been Senior Vice President and
                            General Counsel of Reader's Digest since July
                            2002. Before July 2002, he was Vice President and General Counsel of Reader's Digest. Mr.
                            Brizel joined Reader's Digest in July 1989.

Richard E. Clark (39)       Mr. Clark has been Vice President, Investor
                            Relations and Global Communications, since March
                            2002, having served as Vice President, Investor
                            Relations, since he joined Reader's Digest in March 2000. Before March 2000, Mr. Clark was
                            Vice President, Finance and Investor Relations, of Viacom International Incorporated.

Clifford H.R. DuPree (52)   Mr. DuPree has been Vice President, Corporate
                            Secretary and Associate General Counsel of
                            Reader's Digest since July 1998.  He joined
                            Reader's Digest in May 1992.

Thomas D. Gardner (45)      Mr. Gardner has been President, Reader's Digest
                            International, since February 2003 and has been a Senior Vice President of Reader's Digest since
                            July 1998.  He was also President, North America
                            Books and Home Entertainment, from January 2001 to February 2003 and was Senior Vice President,
                            U.S. New Business Development, of Reader's Digest from July 1998 to January 2001. Mr. Gardner joined Reader's Digest in February 1992.

Michael S. Geltzeiler (44)  Mr. Geltzeiler joined Reader's Digest as Senior
                            Vice President and Chief Financial Officer in September 2001. Mr. Geltzeiler was previously Senior Vice President and Chief Financial Officer of ACNielsen Corporation (market research, information and analysis), a subsidiary of VNU NV, from March 2001 to September 2001 and Senior Vice President and Controller before March 2001.

Albert L. Perruzza (56)     Mr. Perruzza has been Senior Vice President,
                            Global Operations and Business Redesign, since
                            February 2002.  He was Senior Vice President,
                            Global Operations, of Reader's Digest before
                            February 2002 and was Vice President, Database
                            Management Operations, before October 1999.  Mr.
                            Perruzza joined Reader's Digest in 1972.

Robert E. Raymond (46)      Mr. Raymond has been President, Consumer Business
                            Services, and a Senior Vice President of Reader's
                            Digest since February 2003.  He was Senior Vice
                            President, Strategic Acquisitions and Alliances, of Reader's Digest before February 2003 and was Vice President and General Manager, Music, Video, and Special Channels, before June 1999. Mr.
                            Raymond joined Reader's Digest in 1993.

Gary S. Rich (42)           Mr. Rich has been Senior Vice President, Human
                            Resources, and President, Global QSP, since
                            February 2002.  He was Senior Vice President,
                            Human Resources and Global Communications, of
                            Reader's Digest from August 1998, when he joined
                            Reader's Digest, to February 2002.

Name and Age                Positions With Reader's Digest and Recent
                            Business Experience

Eric W. Schrier (51)        Mr. Schrier has been President, Reader's Digest
                            North America, since February 2003. He has also been Senior Vice President and Global
                            Editor-in-Chief since joining Reader's Digest in January 2000 and served as President, U.S.
                            Magazines, from February 2002 to February 2003.
                            Before January 2000, he was President and Chief
                            Executive Officer of Time Inc Health (health publishing).

Jeffrey S. Spar (37)        Mr. Spar has been Senior Vice President and Chief
                            Information Officer of Reader's Digest since July
                            2002 and was Vice President and Chief Information
                            Officer from November 1998 to July 2002. Before joining Reader's Digest in November 1998, Mr.
                            Spar was a Management Consultant with McKinsey &
                            Company.


      Our By-Laws state that officers serve at the pleasure of our board of directors. We elect our officers annually and they serve until their successors are elected and qualified.

ITEM 2.  PROPERTIES

      Our headquarters and principal operating facility is situated on approximately 120 acres in Westchester County, New York. We acquired much of this property in 1940. The table below shows our headquarters and other properties that we own or lease.

Location                 Area (sq. ft.) Principal uses

Westchester County, NY   694,000 owned   Executive, administrative, editorial
                                         and operational offices; data
                                         processing; other facilities

Greendale, WI            164,800 owned   Executive, administrative, editorial
                                         and operational offices; data
                                         processing; other facilities

Fairfield, IA            105,393 owned   Executive, administrative and
                                         operational offices; data processing;
                                         other facilities

New York, NY             99,200 leased   Editorial offices; advertising sales
                                         offices

Various U.S. cities      129,433 leased  Editorial offices, advertising sales
                                         offices; other facilities

International            497,625 owned   Executive, administrative and editorial
                         412,078 leased  offices; warehouse facilities


      The real properties that we own in Westchester County, New York, Fairfield, Iowa, and Greendale, Wisconsin are subject to mortgages securing our borrowings under our $950 million Term Loan Agreement and $192.5 million Amended and Restated Five-Year Revolving Credit and Advance Facility Agreement, each dated as of May 20, 2002, and amended as of June 27, 2003.

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


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      No matter was submitted to a vote of our security holders during the fourth quarter of the fiscal year ended June 30, 2003.

                                   PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

      The information contained under the caption "Selected Quarterly Financial Data and Dividend and Market Information" in Exhibit 13 to this report is incorporated into this Item by reference.

ITEM 6.  SELECTED FINANCIAL DATA

      The information contained under the caption "Selected Quarterly Financial Data and Dividend and Market Information" and "Selected Financial Data" in Exhibit 13 to this report is incorporated into this Item by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

      The information contained under the caption "Management's Discussion and Analysis" in Exhibit 13 to this report is incorporated into this Item by reference.

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

  - our ability to respond to competitive pressures within and outside the direct marketing and direct sales industries, including the Internet;

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

  -   the effects of weather in limiting access to consumers; and

  - the economic effects of terrorist activity and subsequent related events, especially those limiting access to consumers and otherwise affecting the direct marketing and direct sales industries.

We do not undertake to update any forward-looking statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      The information contained under the caption "Management's Discussion and Analysis" in the section entitled "Currency Risk Management" in Exhibit 13 to this report is incorporated into this Item by reference.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      Our Consolidated Financial Statements, together with the report of KPMG LLP in Exhibit 13 to this report, are incorporated into this Item by reference.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      None.

ITEM 9A. CONTROLS AND PROCEDURES

      Within 90 days prior to the filing date of this report, under the supervision of our Chief Executive Officer and Chief Financial Officer, we evaluated our disclosure controls and procedures (as defined in rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were sufficient to provide reasonable assurances that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

      There have been no significant changes in our internal controls or in other factors that could significantly affect those internal controls subsequent to the date of our evaluation thereof.

                                   PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      Information with respect to our directors under the caption "Proposal 1: Election of Directors" in the Proxy Statement for our Annual Meeting of Stockholders to be held on November 21, 2003 is incorporated into this Item by reference. Information with respect to our executive officers appears under the caption "Executive Officers" in Item 1 of Part I of this report and is incorporated into this Item by reference.


ITEM 11. EXECUTIVE COMPENSATION

      Information with respect to executive compensation under the captions "Executive Compensation," "Report of the Compensation and Nominating Committee" and "Performance Graph" in the Proxy Statement for our Annual Meeting of Stockholders to be held on November 21, 2003, is incorporated into this Item by reference.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

      Information with respect to securities authorized for issuance under equity compensation plans under the caption "Equity Compensation Plan Information" in the Proxy Statement for our Annual Meeting of Stockholders to be held on November 21, 2003, is incorporated into this Item by reference.

      Information with respect to security ownership of certain beneficial owners and management under the caption "Equity Security Ownership" in the Proxy Statement for our Annual Meeting of Stockholders to be held on November 21, 2003, is incorporated into this Item by reference.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      None.


ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

      Information with respect to principal accountant fees and services under the caption "Audit Committee Report" in the Proxy Statement for our Annual Meeting of Stockholders to be held on November 21, 2003, is incorporated into this Item by reference.

                                   PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) 1 Financial Statements
      An index of our Consolidated Financial Statements appears on page 27 of this report.

    2 Financial Statement Schedules
      All schedules have been omitted since the information required to be submitted has been included in the Consolidated Financial Statements or Notes thereto or has been omitted as not applicable or not required.

    3 Exhibits

3.1 Restated Certificate of Incorporation of The Reader's Digest Association, Inc. filed with the State of Delaware on July 8, 2003, filed as Exhibit 4.1 to our Registration Statement on Form S-3 (Registration No. 333-107278) filed on July 23, 2003, is incorporated herein by reference.

3.2 Amended and Restated By-Laws of The Reader's Digest Association, Inc., effective December 13, 2002, filed as Exhibit 3.2 to Amendment No. 1 to our Registration Statement on Form 8-A/A (Registration No. 001-10434) filed on December 13, 2002, is incorporated herein by reference.*

10.1 The Reader's Digest Association, Inc. Management Incentive Compensation Plan (Amendment and Restatement as of July 1, 1994), filed as Exhibit
      10.1 to our Annual Report on Form 10-K for the year ended June 30, 1994, is incorporated herein by reference.*

10.2 The Reader's Digest Association, Inc. 1989 Key Employee Long Term Incentive Plan, as amended effective April 13, 2001, filed as Exhibit
      10.29 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2001, is incorporated herein by reference.*

10.3 The Reader's Digest Association, Inc. Deferred Compensation Plan (Amendment and Restatement as of July 8, 1994) filed as Exhibit 10.4 to our Annual Report on Form 10-K for the year ended June 30, 1994, is incorporated herein by reference.*

10.4 Excess Benefit Retirement Plan of The Reader's Digest Association, Inc. (Amendment and Restatement as of July 1, 1994), filed as Exhibit 10.7 to our Annual Report on Form 10-K for the year ended June 30, 1994, is incorporated herein by reference.*

10.5 The Reader's Digest 1992 Executive Retirement Plan (Amendment and Restatement as of October 10, 1996), filed as Exhibit 10.12 to our Annual Report on Form 10-K for the year ended June 30, 1997, is incorporated herein by reference.*

10.6 The Reader's Digest Association, Inc. Executive Cash Balance Retirement Plan, filed as Exhibit 10.7 to our Annual Report on Form 10-K for the year ended June 30, 2000, is incorporated herein by reference.*


      *Denotes a management contract or compensatory plan.

10.7 Amendment No. 1 to The Reader's Digest Association, Inc. Management Incentive Compensation Plan (effective as of April 11, 1996) filed as
      Exhibit 10.1.1 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 1996, is incorporated herein by reference.*

10.8 Amended and Restated Five-Year Revolving Credit and Competitive Advance Facility Agreement dated as of May 20, 2002, among The Reader's Digest Association, Inc., as a Borrower and as the Guarantor, Books Are Fun, Ltd., QSP, Inc. and Reiman Media Group, Inc., as Borrowing Subsidiaries, the Lenders (as defined therein), etc., filed as Exhibit
      10.2 to our Current Report on Form 8-K dated June 3, 2002, is incorporated herein by reference.

10.9 Term Loan Agreement, dated as of May 20, 2002, among The Reader's Digest Association, Inc., as a Borrower and as the Guarantor, Books Are Fun, Ltd., QSP, Inc. and Reiman Media Group, Inc., as Borrowing Subsidiaries, the Lenders (as defined therein), etc., filed as Exhibit
      10.1 to our Current Report on Form 8-K dated June 3, 2002, is incorporated herein by reference.

10.10 The Reader's Digest Association, Inc. Deferred Compensation Plan for Directors, amended and restated as of January 1, 2003.*

10.11 Employment Agreement dated as of April 28, 1998, between The Reader's Digest Association, Inc. and Thomas O. Ryder, filed as Exhibit 10.33 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 1998, is incorporated herein by reference.*

10.12 The Reader's Digest Association, Inc. 2001 Income Continuation Plan for Senior Management, filed as Exhibit 10.21 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2001, is incorporated herein by reference.*

10.13 Termination Agreement dated as of April 23, 2001, between The Reader's Digest Association, Inc. and Eric W. Schrier, filed as Exhibit 10.18 to our Annual Report on Form 10-K for the year ended June 30, 2001, is incorporated by reference.*

10.14 Termination Agreement dated as of December 18, 2001, between The Reader's Digest Association, Inc. and Michael S. Geltzeiler.*

10.15 Termination Agreement dated as of April 23, 2001, between The Reader's Digest Association, Inc. and Thomas D. Gardner, filed as Exhibit 10.17 to our Annual Report on Form 10-K for the year ended June 30, 2002, is incorporated herein by reference.*

10.16 Termination Agreement dated as of April 23, 2001, between The Reader's Digest Association, Inc. and Gary S. Rich.*

10.17 The Reader's Digest Association, Inc. Senior Management Incentive Plan, filed as Exhibit 10.27 to our Annual Report on Form 10-K for the year ended June 30, 1999, is incorporated herein by reference.*


      *Denotes a management contract or compensatory plan.

10.18 Assurance of Voluntary Compliance or Discontinuance dated February 26, 2001, by and among the State Attorneys General and the registrant, filed as Exhibit 99.2 to our Current Report on Form 8-K dated March 9, 2001, is incorporated herein by reference.

10.19 Recapitalization Agreement, dated as of October 15, 2002, by and among the DeWitt Wallace-Reader's Digest Fund, Inc., the Lila
      Wallace-Reader's Digest Fund, Inc. and The Reader's Digest Association, Inc., filed as Exhibit 2.1 to our Current Report on Form 8-K dated October 15, 2002, is incorporated herein by reference.

10.20 Terms of agreement dated as of August 14, 2001, between The Reader's Digest Association, Inc. and Michael S. Geltzeiler, filed as Exhibit
      10.23 to our Annual Report on Form 10-K for the year ended June 30, 2002, is incorporated herein by reference.*

10.21 The Reader's Digest Association, Inc. 1994 Key Employee Long Term Incentive Plan, amended and restated as of September 18, 2002, filed as
      Exhibit 10.24 to our Annual Report on Form 10-K for the year ended June 30, 2002, is incorporated herein by reference.*

10.22 The Reader's Digest Association, Inc. 2002 Key Employee Long Term Incentive Plan, filed as Exhibit 10.25 to our Annual Report on Form 10-K for the year ended June 30, 2002, is incorporated herein by reference.*

10.23 The Reader's Digest Association, Inc. Director Compensation Program, amended and restated as of January 1, 2003.*

10.24 Form of Indemnification Agreement between The Reader's Digest Association, Inc. and individual directors and officers of The Reader's Digest Association, Inc., filed as Exhibit 10.27 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2003, is incorporated herein by reference.

10.25 Agreement by and among The Reader's Digest Association, Inc. and Highfields Capital Management LP and related entities, dated as of June 4, 2003, filed as Exhibit 10.28 to our Current Report on Form 8-K dated June 4, 2003, is incorporated herein by reference.

10.26 Form of First Amendment, dated as of June 26, 2003, to the Term Loan Agreement dated as of May 20, 2002, among The Reader's Digest Association, Inc., as a Borrower and as the Guarantor, Books Are Fun, Ltd., QSP, Inc. and Reiman Media Group, Inc., as Borrowing
      Subsidiaries, the Lenders (as defined therein), etc., filed as Exhibit
      10.29 to our Current Report on Form 8-K dated June 26, 2003, is incorporated herein by reference.

10.27 Form of First Amendment, dated as of June 26, 2003, to the Amended and Restated Five-Year Revolving Credit and Competitive Advance Facility Agreement dated as of May 20, 2002, among The Reader's Digest Association, Inc., as a Borrower and as the Guarantor, Books Are Fun, Ltd., QSP, Inc. and Reiman Media Group, Inc., as Borrowing Subsidiaries, the Lenders (as defined therein), etc., filed as Exhibit
      10.30 to our Current Report on Form 8-K dated June 26, 2003, is incorporated herein by reference.

10.28 FlexNet Program summary description.*

10.29 Financial counseling plan summary description.*

13 Financial statements to be included in our 2003 Annual Report to Stockholders, together with the report thereon of KPMG LLP thereon (furnished for the information of the Securities and Exchange Commission only and not to be deemed filed as part of this Annual Report on Form 10-K, except for the portions thereof that are specifically incorporated herein by reference).

      *Denotes a management contract or compensatory plan.

21    Subsidiaries of The Reader's Digest Association, Inc.

23    Consent of KPMG LLP.

31.1 Certification of Chief Executive Officer of registrant pursuant to rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

31.2 Certification of Chief Financial Officer of registrant pursuant to rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

32 Certifications of Chief Executive Officer and Chief Financial Officer of registrant pursuant to rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934.



(b)   Reports on Form 8-K

      During the three months ended June 30, 2003, we filed the following Current Reports on Form
      8-K.

         Current Report on Form 8-K dated April 22, 2003, Item 9.

         Current Report on Form 8-K dated April 25, 2003, Items 9 and 12.

         Current Report on Form 8-K dated June 4, 2003, Item 5.

         Current Report on Form 8-K dated June 26, 2003, Item 5.

                                  SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         The Reader's Digest Association, Inc.

                              By:     /s/ THOMAS O. RYDER
                                             (Thomas O. Ryder)
                                    Chairman and Chief Executive Officer
Date:  August 15, 2003

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

            Signature                       Title                    Date

   /s/THOMAS O. RYDER           Chairman and Chief Executive    August 15, 2003
      Thomas O. Ryder           Officer and a Director

   /s/MICHAEL S. GELTZEILER     Senior Vice President and       August 15, 2003
      Michael S. Geltzeiler     Chief Financial Officer

   /s/THOMAS D. BARRY           Vice President and Corporate    August 15, 2003
      Thomas D. Barry           Controller (chief accounting
                                officer)

   /s/JONATHAN B. BULKELEY*     Director                        August 15, 2003
      Jonathan B. Bulkeley

   /s/HERMAN CAIN*              Director                        August 15, 2003
      Herman Cain

   /s/LYNNE V. CHENEY*          Director                        August 15, 2003
      Lynne V. Cheney

   /s/M. CHRISTINE DEVITA*      Director                        August 15, 2003
      M. Christine DeVita

   /s/WILLIAM E. MAYER*         Director                        August 15, 2003
      William E. Mayer

   /s/JAMES E. PRESTON*         Director                        August 15, 2003
      James E. Preston

   /s/LAWRENCE R. RICCIARDI*    Director                        August 15, 2003
      Lawrence R. Ricciardi

   /s/WILLIAM J. WHITE*         Director                        August 15, 2003
      William J. White

   /s/ED ZSCHAU*                Director                        August 15, 2003
      Ed Zschau

*By:    /s/ C.H.R. DUPREE
        (C.H.R. DuPree)
        Attorney in Fact

                    THE READER'S DIGEST ASSOCIATION, INC.

                  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                          Page


Management's Discussion and Analysis....................................    *

Financial Statements:

      Consolidated Statements of Income--For the Years Ended June 30,
         2003, 2002 and 2001............................................    *

      Consolidated Balance Sheets--June 30, 2003 and 2002...............
                                                                            *
      Consolidated Statements of Cash Flows--For the Years Ended June 30,
         2003, 2002 and 2001............................................    *

      Consolidated Statements of Changes in Stockholders' Equity--For
         the Years Ended June 30, 2003, 2002 and 2001...................    *

Notes to Consolidated Financial Statements..............................    *

Independent Auditors' Report............................................    *

Report of Management....................................................    *

Selected Financial Data.................................................    *

Selected  Quarterly  Financial  Data and Dividend and Market  Information
(Unaudited).............................................................    *


------------
      *This financial information is incorporated by reference to our 2003 Annual Report to Stockholders. For additional information, please refer to
Item 8 of this report.