Form 10-Q
period 2003-09-30
READERS DIGEST ASSOCIATION INC
filed 2003-11-06
CIK 858558

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2003

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

As   of   October   31,    2003,    [   ]   shares   of   the    registrant's
common stock were outstanding.


                                                          Page 1 of 22 pages.

           THE READER'S DIGEST ASSOCIATION, INC. AND SUBSIDIARIES

                             Index to Form 10-Q

                             September 30, 2003


Part I - Financial Information                                       Page No.

Item 1. Financial Statements                                             3

The Reader's Digest Association, Inc. and Subsidiaries
Consolidated Condensed Financial Statements (unaudited):

  Consolidated Condensed Statements of Income
   for the three-month periods ended September 30, 2003 and 2002         3

  Consolidated Condensed Balance Sheets
   as of September 30, 2003  and June 30, 2003                           4

  Consolidated Condensed Statements of Cash Flows
   for the three-month periods ended September 30, 2003 and 2002         5

  Notes to Consolidated Condensed Financial Statements                   6

Item 2. Management's Discussion and Analysis
  of Financial Condition and Results of Operations                      13

Item 4. Controls and Procedures                                         20

Part II - Other Information

Item 6. Exhibits and Reports on Form 8-K                                21



             The Reader's Digest Association, Inc. and Subsidiaries
                   Consolidated Condensed Statements of Income
              Three-month periods ended September 30, 2003 and 2002
                      (In millions, except per share data)
                                   (unaudited)





                                                    Three-month periods ended
                                                           September 30,
                                                         2003        2002


Revenues                                             $   494.7    $   517.1

Product, distribution and editorial expenses            (208.3)      (215.9)
Promotion, marketing and administrative expenses        (299.9)      (302.0)
Other operating items, net                                  --          2.8
                                                     ---------    ---------
  Operating (loss) profit                                (13.5)         2.0

Other (expense) income, net                               (7.6)       (10.1)
                                                     ---------    ---------
  Loss before income tax benefit                         (21.1)        (8.1)

Income tax benefit                                         7.6          2.9
                                                     ---------    ---------
  Net loss                                           $   (13.5)   $    (5.2)
                                                     =========    =========


Basic and diluted loss per share:

  Weighted average common shares outstanding              97.0         99.8

  Basic and diluted loss per share                   $   (0.14)   $   (0.05)
                                                     =========    =========

Dividends per common share                           $    0.05    $    0.05
                                                     =========    =========


See accompanying Notes to Consolidated Condensed Financial Statements.

             The Reader's Digest Association, Inc. and Subsidiaries
                      Consolidated Condensed Balance Sheets
                   As of September 30, 2003 and June 30, 2003
                                  (In millions)
                                   (unaudited)

                                                 September  30,    June 30,
                                                     2003        2003
Assets

  Cash and cash equivalents                       $   62.7     $   51.3
  Accounts receivable, net                           282.5        256.5
  Inventories                                        201.6        155.7
  Prepaid and deferred promotion costs               144.6        132.7
  Prepaid expenses and other current assets          220.7        191.8
                                                  --------     --------
Total current assets                                 912.1        788.0

Property, plant and equipment, net                   160.6        162.5
Goodwill                                           1,009.4      1,009.4
Other intangible assets, net                         203.6        212.3
Other noncurrent assets                              394.6        427.3
                                                  --------     --------
Total assets                                      $2,680.3     $2,599.5
                                                  ========     ========

Liabilities and stockholders' equity

  Loans and notes payable                         $  140.7     $   31.3
  Accounts payable                                   130.3         97.5
  Accrued expenses                                   251.1        281.4
  Income taxes payable                                17.4         36.5
  Unearned revenue                                   444.3        414.8
  Other current liabilities                           16.3         19.7
                                                  --------     --------
Total current liabilities                          1,000.1        881.2

Long-term debt                                       812.3        834.7
Unearned revenues                                    141.4        127.6
Other noncurrent liabilities                         339.7        355.7
                                                  --------     --------
Total liabilities                                  2,293.5      2,199.2

  Capital stock                                       10.1         17.6
  Paid-in capital                                    210.3        215.0
  Retained earnings                                1,282.9      1,301.6
  Accumulated other comprehensive loss              (107.9)      (109.2)
  Treasury stock, at cost                         (1,008.6)    (1,024.7)
                                                  --------     --------
Total stockholders' equity                           386.8        400.3
                                                  --------     --------
Total liabilities and stockholders' equity        $2,680.3     $2,599.5
                                                  ========     ========


See accompanying Notes to Consolidated Condensed Financial Statements.

             The Reader's Digest Association, Inc. and Subsidiaries
                 Consolidated Condensed Statements of Cash Flows
              Three-month periods ended September 30, 2003 and 2002
                                  (In millions)
                                   (unaudited)

                                                               Three-month periods ended
                                                                      September 30,
                                                                      2003     2002

Cash flows from operating activities
 Net loss                                                         $  (13.5) $   (5.2)
 Depreciation and amortization                                        16.1      16.0
 Net gain on the sales of a business and  certain assets              (3.5)     (1.4)
 Stock-based compensation                                              2.9       1.4
 Changes in current assets and liabilities
   Accounts receivables, net                                         (25.6)    (32.5)
   Inventories                                                       (45.6)    (54.0)
   Unearned revenues                                                  29.1      44.5
   Accounts payable and accrued expenses                               2.4      (9.2)
   Other, net                                                        (63.1)    (27.0)
 Changes in noncurrent assets and liabilities                         31.7      (7.1)
                                                                  --------  --------
Net change in cash due to operating activities                       (69.1)    (74.5)
                                                                  --------  --------
Cash flows from investing activities
 Proceeds from maturities and sales of marketable securities           0.8       1.5
 Purchases of marketable securities, short-term investments and
   licensing agreements                                               (1.3)     (7.6)
 Proceeds from long-term investments                                   2.7        --
 Proceeds from sales of property, plant and equipment                  0.1       0.1
   Capital expenditures                                               (4.0)     (3.6)
                                                                  --------  --------
Net change in cash due to investing activities                        (1.7)     (9.6)
                                                                  --------  --------
Cash flows from financing activities
 Repayments of Term Loan                                             (18.1)     (8.0)
 Proceeds from short-term borrowings, net                            105.0      46.6
 Dividends paid                                                       (5.2)     (5.3)
 Other, net                                                             --      (0.2)
                                                                  --------  --------
Net change in cash due to financing activities                        81.7      33.1
                                                                  --------  --------
Effect of exchange rate changes on cash                                0.5      (0.6)
                                                                  --------  --------
Net change in cash and cash equivalents                               11.4     (51.6)

Cash and cash equivalents at beginning of period                      51.3     107.6
                                                                  --------  --------

Cash and cash equivalents at end of period                        $   62.7  $   56.0
                                                                  ========  ========




See accompanying Notes to Consolidated Condensed Financial Statements.

            The Reader's Digest Association, Inc. and Subsidiaries
             Notes to Consolidated Condensed Financial Statements
                     (In millions, except per share data)
                                  (unaudited)

Unless otherwise indicated, references in Notes to Consolidated Condensed Financial Statements to "we," "our" and "us" are to The Reader's Digest Association, Inc. and its subsidiaries. All references to 2004 and 2003, unless otherwise indicated, are to fiscal 2004 and fiscal 2003, respectively. Our fiscal year represents the period from July 1 through June 30.

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

We report on a fiscal year that begins on July 1. The three-month periods ended September 30, 2003 and 2002 are the first fiscal quarters of 2004 and 2003, respectively. Operating results for any interim period are not necessarily indicative of the results for an entire year due to the seasonality of our business.

In some instances certain prior period amounts have been reclassified to conform to the current year presentation.

Recent Accounting Standards

In January 2003, the Financial Accounting Standards Board (FASB) issued FASB Interpretation (FIN) No. 46, Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51. FIN No. 46 introduced a new consolidation model with respect to variable interest entities. The new model requires that the determination of control should be based on the potential variability in gains and losses of the variable interest entity being evaluated. The entity with the majority of the variability in gains and losses is deemed to control the variable interest entity and is required to consolidate it.

On May 15, 2003, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. SFAS No. 150 establishes standards for classifying certain financial instruments that represent obligations, yet also have characteristics similar to equity instruments. Specifically, SFAS No. 150 addresses the accounting for instruments such as mandatorily redeemable securities, certain option contracts and obligations to be settled in shares.

As of July 1, 2003 we have adopted FIN No. 46 and SFAS No. 150. Adoption of these standards did not have a material impact on our operating results.


(2)   Basic and Diluted Earnings Per Share

Basic earnings per share is computed by dividing net income less preferred stock dividend requirements by the weighted average number of common shares outstanding during the period. The preferred stock dividend requirements were $0.3 for the three-month periods ended September 30, 2003 and 2002.

Diluted earnings per share is computed in the same manner except that the weighted average number of common shares outstanding assumes the exercise and conversion of certain stock options and vesting of certain restricted stock. The assumed exercise, conversion and vesting totaled 1.8 million shares and
0.7 million shares for the three-month periods ended September 30, 2003 and 2002, respectively. Because including these shares in our calculation of earnings per share would result in a smaller loss per share, they are considered anti-dilutive. Accordingly, our diluted earnings per share is calculated using the basic number of shares.

In addition, options to purchase 13.4 million shares and 11.4 million shares were not included in the calculation of diluted earnings per share because the exercise price for these options exceeded the average market price during the period. Accordingly, the effect of including these options in the calculation of earnings per share would have been anti-dilutive for the three-month periods ended September 30, 2003 and 2002, respectively.

(3)   Stock-Based Compensation

We have applied the disclosure provisions of SFAS No. 123, Accounting for Stock-Based Compensation, and SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of FASB Statement No. 123; as permitted under these statements, we continue to measure stock compensation expense using the intrinsic value method prescribed under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. Intrinsic value represents the excess of the quoted market price of our stock at the grant date over the amount the employee must pay for the stock. Since we grant stock options at fair market value (based on quoted market prices) at the date of grant, no compensation expense is recognized. Compensation expense is recognized with respect to restricted stock and similar instruments.

The table below shows our net loss and basic and diluted loss per share as reported on our income statements for the respective periods and adjusts these amounts to include the pro forma impact of using the fair-value based method to calculate stock compensation expense as prescribed under SFAS No.
123. The fair value of our options on the date of grant was calculated using the Black-Scholes option-pricing model.

The pro forma stock compensation would result in an additional $(2.9) and $(3.4) of expense, net of tax, for the three-month periods ended September 30, 2003 and 2002, respectively.


                                                       Three-month periods
                                                       ended September 30,
                                                         2003        2002

Net loss, as reported                                  $  (13.5)   $  (5.2)
                                                       ========    =======

Less:  stock-based compensation expense determined
       using the fair-value based method, net of tax       (2.9)      (3.4)
                                                       --------    -------
Net loss, pro forma                                    $  (16.4)   $  (8.6)
                                                       ========    =======
Basic and diluted loss per share, as reported          $  (0.14)   $ (0.05)
                                                       ========    =======
Basic and diluted loss per share, pro forma            $  (0.17)   $ (0.09)
                                                       ========    =======



For the three-month periods ended September 30, 2003 and 2002, $2.9 and $1.4, net of tax, respectively, of expenses related to restricted stock and other stock-based compensation plans are included in our as reported and pro forma net loss and basic and diluted loss per share amounts.


(4)   Revenues and Operating Profit by Reportable Segment

Reportable segments were modified during the fourth quarter of 2003 to reflect our new internal management organization. The three reportable segments are Reader's Digest North America, International Businesses and Consumer Business Services. We have restated segment results of operations for prior periods to conform to our new reportable segments.

Reportable segments are based on our method of internal reporting. We present our segment revenues at amounts as if the transactions were with third parties. Revenues and expenses attributable to intercompany transactions are eliminated (under the intercompany eliminations caption below) to reconcile our reportable segment amounts to consolidated amounts, as reported in our income statements. We separately report Corporate Unallocated expenses, which include the cost of governance and centrally managed expenses, as well as the accounting for U.S. pension plans, post-retirement healthcare costs, and executive compensation programs that are not allocated to the operating segments. Governance and centrally managed expenses include costs for departments such as corporate finance, general corporate management, investor relations, legal, public relations and treasury and for related information technology and facility costs incurred by these departments.

The accounting policies of our segments are the same as those described in
Note 1 to the Consolidated Financial Statements included in our 2003 Annual Report to Stockholders.

                                    Three-month periods ended
                                          September 30,
                                        2003        2002


Revenues
  Reader's Digest North America      $  200.1    $  208.2
  International Businesses              215.8       228.8
  Consumer Business Services             85.2        85.6
  Intercompany eliminations              (6.4)       (5.5)
                                     --------    --------
Total revenues                       $  494.7    $  517.1
                                     ========    ========

Operating (loss) profit
  Reader's Digest North America      $   11.5    $   10.1
  International Businesses               (1.2)        1.5
  Consumer Business Services            (13.8)      (10.1)
  Corporate Unallocated                 (10.0)       (2.3)
  Other operating items, net(1)            --         2.8
                                     --------    --------
Operating (loss) profit              $  (13.5)   $    2.0
                                     ========    ========
Intercompany eliminations
  Reader's Digest North America      $   (0.2)   $   (1.2)
  International Businesses               (0.7)       (0.6)
  Consumer Business Services             (5.5)       (3.7)
                                     --------    --------
Total intercompany eliminations      $   (6.4)   $   (5.5)
                                     ========    ========

    (1) Other operating items, net in 2003 consists primarily of net adjustments to litigation-related accrual balances following settlement of a lawsuit in the first quarter of 2003.


(5)   Comprehensive Loss

Accumulated other comprehensive loss as reported in our balance sheets as of September 30, 2003 and 2002 primarily represents foreign currency translation adjustments and unrealized gains (losses) on certain investments. The components of comprehensive loss, net of related tax, for the three-month periods ended September 30, 2003 and 2002 were as follows:


                                                                  Three-month periods ended
                                                                        September 30,
                                                                       2003       2002

Net loss                                                             $ (13.5)   $  (5.2)
Change in:
  Foreign currency translation adjustments                               1.6       (4.4)
  Net unrealized gains (losses) on certain investments(1)                0.2       (1.4)
  Reclassification adjustments for gains that are included in
    net loss(2)                                                         (0.5)      (0.9)
  Net unrealized losses on certain derivative transactions(3)             --       (0.6)
                                                                     -------    -------
Total comprehensive loss                                             $ (12.2)   $ (12.5)
                                                                     =======    =======


    (1) Net unrealized gains (losses) on certain investments which is net of related tax, principally represents unrealized gains (losses) related to our investment in the voting common shares of LookSmart, Ltd. For the three-month periods ended September 30, 2003 and
         2002, this amount is net of deferred taxes of $(0.1) and $0.7, respectively.

    (2) Reclassification adjustments for gains that are included in net loss are realized gains net of deferred taxes of $0.3 and $0.5 for the three-month periods ended September 30, 2003 and 2002, respectively.

    (3) Net unrealized losses on certain derivative transactions in 2003, net of related tax, represent gains and losses on the value of our interest rate caps. For the three-month periods ended
        September 30, 2003 and 2002, this amount is net of deferred tax assets of zero and $0.3, respectively.


(6) Other Operating Items, Net

During the three-month period ended September 30, 2002, we recorded other operating income of $2.8 comprised primarily of net adjustments to litigation-related accrual balances that were established in previous years, following settlement of a lawsuit in the first quarter of 2003.

Other operating items recorded in previous periods also represent charges related to the streamlining of our organizational structure and the strategic repositioning of certain businesses. The components of our restructuring charges included in accrued expenses on our balance sheets are described in further detail below.

- Severance Costs - These accruals represent the cost to separate employees from our operations as a result of actions taken to streamline the organizational structure. This separation is accomplished through involuntary severance programs. Accordingly, the positions to be separated were identified when the charge was recorded.

- Contract Terminations - These accruals represent anticipated costs to terminate contractual obligations in connection with streamlining activities.

The table below reflects changes for the three-month period ended September 30, 2003 to accruals recorded in previous periods. A majority of the reserves remaining and spending to date relate to severance costs. Of the approximately 580 positions identified to be separated under the charges recorded in the third and fourth quarters of 2003, approximately 65% had been separated as of September 30, 2003.

    Initial year        Balance at              Adjustments/      Balance at
      of charge       June 30, 2003   Spending     Accruals   September 30, 2003

Fiscal 2002 and prior    $  6.1        $ (1.8)      $ --          $   4.3
Fiscal 2003                28.6          (9.5)        --             19.1
                         ------        ------       ----          -------
     Total               $ 34.7        $(11.3)      $ --          $  23.4
                         ======        ======       ====          =======


(7) Inventories

                                          September 30,     June 30,
                                               2003           2003


  Raw materials                              $   9.4        $   9.3
  Work-in-progress                               3.4            6.2
  Finished goods                               188.8          140.2
                                             -------        -------
  Total inventories                          $ 201.6        $ 155.7
                                             =======        =======

The method used to value our inventories is the first-in, first-out (FIFO) method.

(8)   Investments

Available-for-Sale Marketable Securities

Marketable securities included in other noncurrent assets on the balance sheet primarily represents the fair market value (based on quoted market prices) of our investment in LookSmart, Ltd. These securities are accounted for and classified as available-for-sale securities. As of September 30, 2003, we had sold all of our remaining shares. The market value of these shares as of June 30, 2003 was $0.6.

During the three-month periods ended September 30, 2003 and 2002, we sold 0.2 million shares and 1.3 million shares of LookSmart, respectively, and recorded pre-tax gains of $0.8 and $1.4 in other (expense) income, net on the income statement, respectively.

Investments, at Cost

During the three-month period ended September 30, 2003, we recognized a gain of $2.7 in other (expense) income, net as a result of proceeds received in exchange for our interest in Schoolpop, Inc., which merged into an unrelated third party. We had written this investment down to zero in the fourth quarter of fiscal 2002.


(9)   Goodwill and Other Intangible Assets, Net

There were no changes in the carrying amount of goodwill during the three-month period ended September 30, 2003. The carrying amount of goodwill as of September 30, 2003 was $1,009.4 of which $686.4 was attributable to Reader's Digest North America and $323.0 was attributable to Consumer Business Services. We tested our goodwill for impairment in the third quarter of 2003 (our designated annual period) and determined that no impairment existed with respect to our holdings at that time. We will evaluate the carrying amount of goodwill for recoverability during the third quarter of 2004 and, if necessary, adjust the carrying value of our goodwill at that time.

The following categories of acquired intangible assets are included in other intangible assets, net as of September 30, 2003 and June 30, 2003:


                                           September 30, 2003       June 30, 2003
                                             Gross       Net       Gross       Net


Intangible assets with indefinite lives:
  Tradenames                               $   89.7   $   89.7   $   89.7   $   89.7

Intangible assets with finite lives:
  Licensing agreements                         56.1       40.7       54.8       41.0
  Customer lists                              137.8       73.2      137.8       81.6
  Other tradenames and
     noncompete agreements                      3.0         --        3.0         --
                                           --------   --------   --------   --------
Total intangible assets                    $  286.6   $  203.6   $  285.3   $  212.3
                                           ========   ========   ========   ========



Amortization related to intangible assets with finite lives amounted to $9.9 and $9.8 for the three-month periods ended September 30, 2003 and 2002, respectively. Our licensing agreement (discussed below) is principally amortized over the initial 10-year contract term, with a portion being amortized over the total 18-year term of our amended agreement. Customer lists are being amortized principally between three and six years. Estimated fiscal year amortization expense for intangible assets with finite lives is as follows: fiscal 2004 - $39.5; fiscal 2005 - $36.9; fiscal 2006 - $15.9;
fiscal 2007 - $10.5 and fiscal 2008 - $5.7.

Licensing Agreement

In May 2000, QSP, Inc. entered into a long-term licensing agreement with World's Finest Chocolate, Inc. The cost associated with the agreement was assigned to licensing agreements and is included in other intangible assets, net on the balance sheets. In September 2002, this agreement was amended to extend the term of the original agreement by 10 years, reduce the annual minimum tonnage purchase requirements, favorably adjust pricing and permit QSP to sell World's Finest Chocolate products through marketing channels other than fundraising, under specified circumstances. In connection with these amended terms, QSP paid World's Finest Chocolate $10.5 in 2003. The amount paid in May 2000 to consummate the initial agreement is being amortized over the original 10-year license term. Amounts paid to amend the agreement have been assigned to various amortization periods ranging from 7 to 17 years (the remaining period of the amended agreement).

The approximate annual minimum purchase amounts under the amended agreement are: fiscal 2004 - $55.0; fiscal 2005 - $59.0; fiscal 2006 - $61.0; fiscal
2007 - $62.0; and approximately $69.0 per year from fiscal 2008 to fiscal 2020. The amounts are estimates based on minimum tonnage requirements and nominal price increases as stipulated in the amended agreement.


(10) Debt

As described in Note 11 to the Consolidated Financial Statements included in our 2003 Annual Report to Stockholders, our borrowings consist principally of proceeds from the Term Loan Agreement (Term Loan) and our Five-Year Revolving Credit and Competitive Advance Facility Agreement (Five-Year Facility). (The Term Loan and the Five-Year Facility are collectively referred to as the 2002 Credit Agreements.) The maximum borrowing allowed under the Five-Year Facility is $192.5. The 2002 Credit Agreements are secured by substantially all of our assets and are subject to various financial and non-financial covenants.

During the three-month period ended September 30, 2003, we repaid $18.1 of principal related to the Term Loan (consisting of $7.3 in scheduled mandatory repayments and $10.8 in additional mandatory repayments pursuant to an excess cash flow calculation performed annually). The Term Loan requires us to make scheduled principal repayments of $7.3 per quarter during 2004 and increasing principal repayments thereafter. This amount is continually adjusted as we continue to make voluntary and additional mandatory repayments. In addition, we are required to perform a calculation in the first quarter of every fiscal year (based on an excess cash flow calculation outlined in the Term Loan) to determine any potential additional mandatory repayments. As of September 30, 2003, we had $847.2 of outstanding borrowings under the Term Loan and $105.0 outstanding borrowings under the Five-Year Facility. These amounts are included in long-term debt and in loans and notes payable on the balance sheets.

Interest expense for the three-month periods ended September 30, 2003 and 2002 was $11.6 and $12.9, respectively. Interest income on cash balances was $1.0 and $1.6 for the three-month periods ended September 30, 2003 and 2002, respectively. The weighted average interest rate on our borrowings for the three-month periods ended September 30, 2003 and 2002 was 4.0% and 4.3%, respectively.


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

In the normal course of business, we are exposed to market risk from the effect of foreign exchange rate fluctuations on the U.S. dollar value of our foreign subsidiaries' results of operations and financial condition. A significant portion of our risk is associated with foreign exchange rate fluctuations of the euro. We purchase foreign currency option and forward contracts to minimize the effect of fluctuating foreign currencies on specifically identifiable, anticipated transactions.

As a matter of policy, we do not speculate in financial markets and, therefore, we do not hold financial instruments for trading purposes. We continually monitor foreign currency risk and the use of derivative instruments.

Cash Flow Hedges - For the three-month period ended September 30, 2003, the fair value of our interest rate cap increased, resulting in a nominal gain, net of tax. For the three-month period ended September 30, 2002, the fair value of our interest rate cap decreased, resulting in a loss of $(0.6), net of deferred taxes of $0.3. These changes are reported in accumulated other comprehensive loss included in stockholders' equity on the balance sheet. The gains and losses are deferred until the underlying transaction is recognized in earnings.

There were no cash flow hedges discontinued during the three-month periods ended September 30, 2003 and 2002.


(12) Share Repurchase Authorization

As of September 30, 2003, under various share repurchase authorizations (announced during 2000, 2001 and 2002), we have repurchased 8.6 million shares of our Class A Nonvoting Common Stock for approximately $231.7 in previous periods. In May 2001 we announced a $250.0 share repurchase authorization, of which $186.0 remains as of September 30, 2003. Under the 2002 Credit Agreements, we are prohibited from repurchasing our Common Stock until our credit ratings are investment grade (see Note 10, Debt, for additional information).

In addition, on December 13, 2002 we repurchased 4.6 million shares for approximately $100.0, plus capitalizable acquisition costs of $1.7 in connection with the recapitalization transactions.

            The Reader's Digest Association, Inc. and Subsidiaries
                     Management's Discussion and Analysis
               of Financial Condition and Results of Operations
                 (Dollars in millions, except per share data)


Unless otherwise indicated, references in Management's Discussion and Analysis to "we," "our" and "us" are to The Reader's Digest Association, Inc. and its subsidiaries. All references to 2004 and 2003, unless otherwise indicated, are to fiscal 2004 and fiscal 2003, respectively. Our fiscal year represents the period from July 1 through June 30.

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


Three-Month Period Ended September 30, 2003, Compared With Three-Month Period Ended September 30, 2002

Results of Operations:  Company-Wide

In connection with restructuring actions announced in the third and fourth quarters of 2003, in the first quarter of 2004 we began to execute a plan to achieve sustainable revenue and profit growth by fiscal 2005. In order to achieve this plan, we implemented a series of strategic actions including reducing activity in certain international markets, reducing headcount, reducing the rate base for Reader's Digest magazine in the United States and other cost-reduction initiatives. In addition, we began to make investments in each of our reportable segments.

Revenues

Revenues for the first quarter of 2004 decreased 4% to $495, compared with $517 for the first quarter of 2003. Excluding the impact of foreign currency translation, revenues decreased 8%. The decline in revenues was attributable to declines in International Businesses, Reader's Digest North America and, to a much lesser extent, Consumer Business Services.

Revenues for International Businesses declined for all products in a majority of our markets. The most significant declines during the first quarter of 2004 were in France, Germany, Australia, Asia, Mexico and the United
Kingdom. The principal reasons for the decline include strategic reductions in mail quantities to eliminate the unfavorable effect of the intensity of our mailings on our response rates and smaller universes of active promotable customers. These declines were partially offset by increased revenues in certain markets due to the introduction of new products.

The decline in revenues for Reader's Digest North America was driven by lower advertising and circulation revenues for Reader's Digest magazine partially attributable to the January 2003 reduction in the rate base. In addition, newsstand revenues for Reader's Digest magazine and certain Reiman magazines also declined. Revenues for U.S. Books and Home Entertainment were lower due to lower membership in series products. These declines were partially offset by the addition of revenues from new products in the Home and Health affinity and revenues from RD Specials.

The slight decline in revenues for Consumer Business Services was driven by lower revenues for Books Are Fun and, to a lesser extent, for QSP. Revenues at Books Are Fun declined principally due to lower average sales per event and fewer events held. These declines were partially offset by improved results for Trade Publishing.

Operating (Loss) Profit

Operating loss for the first quarter of 2004 was $(13), compared with an operating profit of $2 for the first quarter of 2003. One item affecting the comparability of results was income of $3 recognized in the first quarter of 2003 following settlement of a lawsuit. In addition, the decline in results was driven by increased Corporate Unallocated expenses because of lower net pension income (from our overfunded U.S. pension plans) and increased costs associated with postretirement healthcare benefits and restricted stock grants. Operating results also declined for our Consumer Business Services and International Businesses operating segments. These declines were partially offset by increased profit for Reader's Digest North America.

In the Consumer Business Services segment, the decline in operating results was principally attributable to lower sales and increases in certain costs at Books Are Fun. For International Businesses, the increased operating loss was principally a result of the decline in revenues, the effect of which was partially offset by lower promotion costs and the impact of cost-reduction initiatives.

Partially offsetting these declines in profit was an improvement in results for Reader's Digest North America, primarily due to lower promotion and fulfillment costs for U.S. Books and Home Entertainment and lower promotion, fulfillment and agent costs for Reader's Digest magazine that resulted from the January 2003 reduction in the rate base.


Other (Expense) Income, Net

Other (expense) income, net decreased 25% to $(8) in the first quarter of 2004, compared with $(10) in the first quarter of 2003. The primary changes were:

  - A gain of $3 from proceeds received in exchange for our interest in Schoolpop, Inc., which merged into an unrelated third party. We had written this investment down to zero in the fourth quarter of fiscal 2002.
  - Lower interest expense of $1 due to lower interest rates. The weighted average interest rate on our borrowings was 4.0% and 4.3% for the three-month periods ended September 30, 2003 and 2002, respectively.
  - Lower sales of shares of LookSmart, Ltd. of $1. The sale of these shares represents the complete liquidation of our investment in LookSmart.
  - Lower interest income of $1 due to higher cash balances in the first quarter of 2003 than in the first quarter of 2004.


Income Taxes

The effective tax rate for the first quarters of both 2004 and 2003 was 36%.


Net Loss and Loss Per Share

For the first quarter of 2004, the net loss was $(13), or $(0.14) for both basic and diluted loss per share, compared with a net loss of $(5), or $(0.05) for both basic and diluted loss per share, in the first quarter of 2003. For the first quarters of both 2004 and 2003, the effect of potentially dilutive shares was not considered in the calculation of loss per share because such shares would have been anti-dilutive.

Results of Operations:  Operating Segments


                                    Three-month periods ended
                                          September 30,
                                          2003     2002

Revenues
  Reader's Digest North America          $ 200    $ 208
  International Businesses                 216      229
  Consumer Business Services                85       86
  Intercompany eliminations                 (6)      (6)
                                         -----    -----
Total revenues                           $ 495    $ 517
                                         =====    =====

Operating (loss) profit
  Reader's Digest North America          $  12    $  10
  International Businesses                  (1)       1
  Consumer Business Services               (14)     (10)
  Corporate Unallocated(1)                 (10)      (2)
  Other operating items, net(2)             --        3
                                         -----    -----
Operating (loss) profit                  $ (13)   $   2
                                         =====    =====

Intercompany eliminations
  Reader's Digest North America          $  --    $  (1)
  International Businesses                  (1)      (1)
  Consumer Business Services                (5)      (4)
                                         -----    -----
Total intercompany eliminations          $  (6)   $  (6)
                                         =====    =====

  (1) Corporate Unallocated includes expenses for the cost of governance and centrally managed expenses, as well as the accounting for U.S. pension plans, post-retirement healthcare costs, and executive compensation programs that are not allocated to the operating segments. Governance and centrally managed expenses include costs for departments such as corporate finance, general corporate management, investor relations, legal, public relations and treasury and for related information technology and facility costs incurred by these departments.

  (2) Other operating items, net in 2003 consist primarily of net adjustments to litigation-related accrual balances following settlement of a lawsuit in the first quarter of 2003.


Reader's Digest North America

Revenues for Reader's Digest North America for the first quarter of 2004 declined 4% to $200, compared with $208 for the first quarter of 2003. Excluding the impact of foreign currency translation, revenues declined 5%. The decline in revenues was principally attributable to Reader's Digest magazine and our U.S. Books and Home Entertainment business, partially offset by increased revenues from new magazine products.

The decline in revenues for Reader's Digest magazine was driven by lower advertising and circulation revenues. The decline in advertising revenues was driven by a lower rate per page and by fewer advertising pages as a result of softness in advertising and because of the January 2003 reduction in the rate base for Reader's Digest magazine. The decline in circulation revenues was driven by a decline in renewal pools, partially offset by the addition of new subscribers at lower introductory rates and by lower newsstand sales.

The decline in revenues for U.S. Books and Home Entertainment was driven by lower membership in Select Editions due to a smaller universe of active promotable customers, partially offset by higher pricing. In addition, lower music product sales due to a stronger product offering in the first quarter of 2003 contributed to the decline.

Revenues at Reiman were flat when compared with the first quarter of 2003. Revenues were lower because of lower newsstand sales of certain magazines, higher book returns, lower response rates for certain magazine promotions and lower sales of ancillary products. Offsetting these lower revenues was a shift in the timing of certain book sales, which affected the comparability of results between the current quarter and the prior year quarter.

The decline in revenues for Reader's Digest magazine and U.S. Books and Home Entertainment was partially offset by increased revenues from new book products in the Home and Health affinity and revenues from RD Specials, a newsstand product introduced in the second quarter of 2003.

Operating profit for this segment in the first quarter of 2004 increased 14% to $12, compared with $10 for the first quarter of 2003. Excluding the impact of foreign currency translation, profit increased 8%. The improvement in profit was attributable to lower promotion and fulfillment costs for U.S. Books and Home Entertainment that resulted from reduced activity; lower promotion, fulfillment and agent costs due to the January 2003 reduction in the rate base for Reader's Digest magazine; and the impact of cost-reduction measures. In addition, higher profits in Canada contributed to the increase. These improvements were partially offset by weaker profits at Reiman as a result of increased promotion costs to drive new customer acquisition.


International Businesses

Revenues for International Businesses for the first quarter of 2004 declined 6% to $216, compared with $229 for the first quarter of 2003. Excluding the impact of foreign currency translation, revenues declined 13%. The revenue decline was apparent in all products and was driven by several factors, including strategic reductions in mail quantities to eliminate the unfavorable effect of the intensity of our mailings on our response rates and a smaller active customer base. In addition, lower active membership in some series products and lower overall response rates to our mailings contributed to the decline. The markets most significantly affected by these issues include France, Germany, Australia, Asia, Mexico and the United Kingdom. Revenues in France were also adversely affected by a postal strike.

Partially offsetting these declines were improved revenues in Poland (attributable to increased response rates to our mailings), the benefits of new products in certain markets, and lower product return rates, particularly in Germany.

Operating loss for this segment for the first quarter of 2004 was $(1), compared with a profit of $1 in the first quarter of 2003. The decline in profitability was driven by the revenue changes described above, partially offset by lower promotion costs and the impact of cost-reduction measures.


Consumer Business Services

Revenues for Consumer Business Services for the first quarter of 2004 declined to $85, compared with $86 for the first quarter of 2003. The decline was primarily driven by lower revenues at Books Are Fun and, to a lesser extent, at QSP. These declines were largely offset by increased revenues for Trade Publishing.

The decline in revenues at Books Are Fun was attributable to a combination of lower average sales per event and fewer events held. The decline in the average sales per event was principally driven by a lower mix of higher priced products sold. The decrease in the number of events held was primarily because of turnover in the sales force, especially for business events, partially offset by increases in sales force recruiting efforts. These declines were partially offset by increased revenues from new product lines.

The slight decline in revenues at QSP was driven by lower food and magazine volumes, partially offset by a higher pricing mix. The decline in volume was from a shift in the timing of processing certain orders from the first quarter of 2004 to the second quarter of 2004 and because of lower sales per school early in the season.

These declines were partially offset by an increase in revenues in our Trade Publishing business due to increased product sales through Books Are Fun.

Operating loss for this segment for the first quarter of 2004 increased to $(14), compared with $(10) in the first quarter of 2003. The increased loss was driven by losses at Books Are Fun attributable to the revenue changes described above and by investments to increase sales force recruitment at both Books Are Fun and QSP. In addition, increased freight costs at Books Are Fun contributed to the decline. These declines were partially offset by lower operating costs at QSP as a result of the outsourcing of certain functions in the second quarter of 2003 and the impact of other cost-reduction measures.


Forward-Looking Information

Fiscal 2004 Results

In early 2004, we began to implement a two-year plan to achieve sustainable revenue and profit growth by fiscal 2005. The major components of the plan, some of which were previously announced, include more than $20 million of incremental investment spending as well as significant cost reductions intended to result in $70 million in annual savings. As outlined in the plan, quarter-to-quarter comparisons were expected to be down in the first half of 2004, as re-engineering and cost-reduction efforts are implemented to offset negative revenue trends and planned marketing activity reductions.
The first half of 2004 is also expected to be adversely affected by a reduction in U.S. pension income and the timing of some investment spending. The benefit of the cost reductions should begin to materialize during the second half of 2004. We continue to expect that full-year earnings per share will be in the range of $0.75 to $0.85 in 2004 and higher in fiscal 2005.


Liquidity and Capital Resources

                                                                       Three-month
                                                                       period ended
                                                                    September 30, 2003

  Cash and cash equivalents at June 30, 2003                               $  51
  Net change in cash due to:
    Operating activities                                                     (69)
    Investing activities                                                      (2)
    Financing activities                                                      82
    Effect of exchange rate changes on cash and cash equivalents               1
                                                                           -----
  Net change in cash and cash equivalents                                     12

  Cash and cash equivalents at September 30, 2003                          $  63
                                                                           =====



Cash and cash equivalents increased 22% to $63 as of September 30, 2003, compared with $51 as of June 30, 2003. The increase in cash flow was principally attributable to the proceeds from short-term borrowings to finance cash flow requirements in anticipation of the second quarter of 2004, our peak-selling season. In addition, unearned revenues increased due to an increase in book product shipments at Reiman. Uses of cash during the first quarter of 2004 included:

  - A build-up of inventory at Books Are Fun and QSP prior to the second quarter peak-selling season.
  - A net increase in other current and noncurrent assets and liabilities as a result of commission advances made to the sales force at QSP and increased promotion spending.
  - Higher accounts receivable balances at QSP, as a majority of their first quarter revenues were generated in late September, and at Reiman, from the timing of renewal promotions.
  - Mandatory repayments of $18 of principal related to the Term Loan (described below).
  - Cash payments related to our restructuring programs announced in the third and fourth quarters of 2003.
  - Employee incentive payments made in the first quarter of 2004 which were earned in 2003.

Debt
As described in Note 11 to the Consolidated Financial Statements included in our 2003 Annual Report to Stockholders, our borrowings principally comprise the $950 Term Loan Agreement (Term Loan) and the Five-Year Revolving Credit and Competitive Advance Facility Agreement (Five-Year Facility) (collectively referred to as the 2002 Credit Agreements). The maximum borrowing allowed under the Five-Year Facility is $193. During the first quarter of 2004, we repaid $18 of principal related to the Term Loan (consisting of $7 in scheduled mandatory repayments and $11 in additional mandatory repayments pursuant to an excess cash flow calculation performed annually) and borrowed $105 under the Five-Year Facility. The Term Loan requires us to make scheduled principal repayments of $7 per quarter during 2004 and increasing principal repayments thereafter. This amount is continually adjusted as we continue to make voluntary and additional mandatory repayments. In addition, we are required to perform a calculation in the first quarter of every fiscal year (based on an excess cash flow calculation outlined in the Term Loan) to determine any potential additional mandatory repayments. The weighted average interest rate on our borrowings for the three-month period ended September 30, 2003 was 4.0%. During the first quarter of 2004 Standard & Poor's reduced our credit rating to BB from BB+. As a result, the interest rate charged on outstanding borrowings under the 2002 Credit Agreements will increase 25 basis points. This increase is effective beginning the second quarter of 2004.

Under the 2002 Credit Agreements, we are required to hedge at least one-third of borrowings outstanding under the Term Loan. In July 2002, we entered into agreements to cap at 6% the LIBOR interest rate component of $400 of our borrowings under the Term Loan for a period of three years.

We believe that our liquidity, capital resources, cash flows and borrowing capacity are sufficient to fund normal capital expenditures, working capital requirements, the payment of dividends, debt service and the implementation of our strategic initiatives.

Recent Accounting Standards

In January 2003, the Financial Accounting Standards Board (FASB) issued FASB Interpretation (FIN) No. 46, Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51. FIN No. 46 introduced a new consolidation model with respect to variable interest entities. The new model requires that the determination of control should be based on the potential variability in gains and losses of the variable interest entity being evaluated. The entity with the majority of the variability in gains and losses is deemed to control the variable interest entity and is required to consolidate it.

On May 15, 2003, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. SFAS No. 150 establishes standards for classifying certain financial instruments that represent obligations, yet also have characteristics similar to equity instruments. Specifically, SFAS No. 150 addresses the accounting for instruments such as mandatorily redeemable securities, certain option contracts and obligations to be settled in shares.

As of July 1, 2003 we have adopted FIN No. 46 and SFAS No. 150. Adoption of these standards did not have a material impact on our operating results.

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

Some of these risks and uncertainties include factors relating to:

- the effects of potentially more restrictive privacy and other governmental regulation relating to our marketing methods;
-  the effects of modified and varied promotions;
-  our ability to identify customer trends;
- our ability to continue to create and acquire a broadly appealing mix of new products;
- our ability to attract and retain new and younger magazine subscribers and product customers in view of the maturing of an important portion of our customer base;
- our ability to attract and retain subscribers and customers in an economically efficient manner;
-  the effects of selective adjustments in pricing;
-  our ability to expand and more effectively utilize our customer database;
- our ability to expand into new international markets and to introduce new product lines into new and existing markets;
-  our ability to expand into new channels of distribution;
- our ability to negotiate and implement productive acquisitions, strategic alliances and joint ventures;
- our ability to successfully integrate newly acquired and newly formed businesses (including the Reiman business);
- the strength of relationships of newly acquired and newly formed businesses (including the Reiman business) with their employees, suppliers and customers;
- the accuracy of the basis of forecasts relating to newly acquired and newly formed businesses (including the Reiman business);
- our ability to achieve financial savings related to restructuring programs;
- our ability to contain and reduce costs, especially through global efficiencies;
- the cost and effectiveness of our re-engineering of business processes and operations;
- the accuracy of our management's assessment of the current status of our business;
-  the evolution of our organizational and structural capabilities;
- our ability to respond to competitive pressures within and outside the direct marketing and direct sales industries, including the Internet;
-  the effects of worldwide paper and postage costs;
- the effects of possible postal disruptions on deliveries of promotions, products and payments;
-  the effects of foreign currency fluctuations;
- the accuracy of our management's assessment of the future effective tax rate and the effects of initiatives to reduce the rate;
-  the adequacy of our financial resources;
- the effects of the terms of, and increased leverage resulting from additional borrowings under, our credit facilities;
-  the effects of interest rate fluctuations;
-  the effects of ratings downgrades;
- the effects of economic and political changes in the markets where we compete;
-  the effects of weather in limiting access to consumers; and
- the economic effects of terrorist activity and related events, especially those limiting access to consumers and otherwise affecting the direct marketing and direct sales industries.

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

                          PART II. OTHER INFORMATION


Item 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits

      31.1 Certification of Chief Executive Officer of The Reader's Digest Association, Inc. pursuant to rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

      31.2 Certification of Chief Financial Officer of The Reader's Digest Association, Inc. pursuant to rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

      32 Certifications of Chief Executive Officer and Chief Financial Officer of The Reader's Digest Association, Inc. pursuant to rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934.


(b) Reports on Form 8-K

    During the three-month period ended September 30, 2003, we filed the following Current Reports on Form 8-K.

    - Current Report on Form 8-K dated July 23, 2003, Item 5.

    - Current Report on Form 8-K/A dated July 23, 2003, Item 5.

    - Current Report on Form 8-K dated July 30, 2003, Items 9 and 12.

    - Current Report on Form 8-K/A dated July 31, 2003, Items 9 and 12.

    - Current Report on Form 8-K dated August 21, 2003, Item 5.

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                                        The Reader's Digest Association, Inc.
                                        (Registrant)



Date:  November 6, 2003           By:   /s/ THOMAS D. BARRY
                                        Thomas D. Barry
                                        Vice President and Corporate Controller
                                        (chief accounting officer and
                                        authorized signatory)