Form 10-Q/A
period 2003-09-30
READERS DIGEST ASSOCIATION INC
filed 2003-11-07
CIK 858558

FORM 10-Q/A

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

As   of   October   31,    2003,  98,927,679   shares   of   the    registrant's
common stock were outstanding.


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






                                        The Reader's Digest Association, Inc.
                                        (Registrant)



Date:  November 7, 2003           By:   /s/ THOMAS D. BARRY
                                        Thomas D. Barry
                                        Vice President and Corporate Controller
                                        (chief accounting officer and
                                        authorized signatory)