Form 10-Q
period 2003-12-31
READERS DIGEST ASSOCIATION INC
filed 2004-02-06
CIK 858558

FORM 10-Q

               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

      [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended December 31, 2003

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

As of January 30, 2004, 99,061,777 shares of the registrant's common stock were outstanding.


                                              Page 1 of 30 pages.

     THE READER'S DIGEST ASSOCIATION, INC. AND SUBSIDIARIES

                       Index to Form 10-Q
                           (unaudited)

                        December 31, 2003


                                                                  Page No.

Part I - Financial Information:

Item 1.  Financial Statements

The Reader's Digest Association, Inc. and Subsidiaries
Consolidated Condensed Financial Statements (unaudited):

  Consolidated Condensed Statements of Income
   for the three-month and six-month periods ended December 31,
   2003 and 2002                                                        3

  Consolidated Condensed Balance Sheets
   as of December 31, 2003 and June 30, 2003                            4

  Consolidated Condensed Statements of Cash Flows
   for the six-month periods ended December 31, 2003 and 2002           5

  Notes to Consolidated Condensed Financial Statements                  6

Item 2. Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                     14

Item 4. Controls and Procedures
27

=================================================================

Part II - Other Information:

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases
         of Equity Securities                                          28

Item 4. Submission of Matters to a Vote of Security Holders            28

Item 6. Exhibits and Reports on Form 8-K                               29

             The Reader's Digest Association, Inc. and Subsidiaries
                   Consolidated Condensed Statements of Income
       Three-month and six-month periods ended December 31, 2003 and 2002
                      (In millions, except per share data)
                                   (unaudited)



                                             Three-month period ended   Six-month period ended
                                                     December 31,            December 31,
                                                  2003       2002        2003          2002

Revenues                                       $   796.4  $   830.6  $   1,291.1  $   1,347.7

Product, distribution and editorial expenses      (310.1)    (313.2)      (518.4)      (529.1)
Promotion, marketing and administrative
 expenses                                         (363.3)    (370.8)      (663.1)      (672.8)
Other operating items, net                          (9.1)        --         (9.1)         2.8
                                               ---------  ---------  -----------  -----------
  Operating profit                                 113.9      146.6        100.5        148.6

Other expense, net                                 (10.0)     (13.1)       (17.6)       (23.2)
                                               ---------  ---------  -----------  -----------
  Income before provision for income
    taxes                                          103.9      133.5         82.9        125.4

Provision for income taxes                         (37.4)     (49.3)       (29.8)       (46.4)
                                               ---------  ---------  -----------  -----------
  Net income                                   $    66.5  $    84.2  $      53.1  $      79.0
                                               =========  =========  ===========  ===========

Basic earnings per share:
  Weighted average common shares
   outstanding                                      97.0       98.9         97.0         99.1
                                               =========  =========  ===========  ===========
  Basic earnings per share                     $    0.68  $    0.85  $      0.54  $      0.79
                                               =========  =========  ===========  ===========
Diluted earnings per share:
  Adjusted weighted average common
   shares outstanding                               99.3      100.0         99.1        100.2
                                               =========  =========  ===========  ===========

  Diluted earnings per share                   $    0.67  $    0.84  $      0.53  $      0.78
                                               =========  =========  ===========  ===========
Dividends per common share                     $    0.05  $    0.05  $      0.10  $      0.10
                                               =========  =========  ===========  ===========





See accompanying Notes to Consolidated Condensed Financial Statements.

             The Reader's Digest Association, Inc. and Subsidiaries
                      Consolidated Condensed Balance Sheets
                    As of December 31, 2003 and June 30, 2003
                                  (In millions)
                                   (unaudited)





                                                 December 31,   June 30,
                                                    2003          2003

Assets

  Cash and cash equivalents                       $   68.4     $   51.3
  Accounts receivable, net                           343.4        256.5
  Inventories                                        165.9        155.7
  Prepaid and deferred promotion costs               134.0        132.7
  Prepaid expenses and other current assets          161.3        191.8
                                                  --------     --------
Total current assets                                 873.0        788.0

  Property, plant and equipment, net                 162.8        162.5
  Goodwill                                         1,009.6      1,009.4
  Other intangible assets, net                       194.1        212.3
  Other noncurrent assets                            411.6        427.3
                                                  --------     --------
Total assets                                      $2,651.1     $2,599.5
                                                  ========     ========

Liabilities and stockholders' equity
  Loans and notes payable                         $   40.8     $   31.3
  Accounts payable                                   113.2         97.5
  Accrued expenses                                   293.7        281.4
  Income taxes payable                                20.6         36.5
  Unearned revenue                                   454.8        414.8
  Other current liabilities                           20.8         19.7
                                                  --------     --------
Total current liabilities                            943.9        881.2

  Long-term debt                                     757.3        834.7
  Unearned revenue                                   141.6        127.6
  Other noncurrent liabilities                       350.2        355.7
                                                  --------     --------
Total liabilities                                  2,193.0      2,199.2

  Capital stock                                       12.5         17.6
  Paid-in capital                                    209.5        215.0
  Retained earnings                                1,344.3      1,301.6
  Accumulated other comprehensive (loss) income     (102.1)      (109.2)
  Treasury stock, at cost                         (1,006.1)    (1,024.7)
                                                  --------     --------
Total stockholders' equity                           458.1        400.3
                                                  --------     --------
Total liabilities and stockholders' equity        $2,651.1     $2,599.5
                                                  ========     ========




See accompanying Notes to Consolidated Condensed Financial Statements.


             The Reader's Digest Association, Inc. and Subsidiaries
                 Consolidated Condensed Statements of Cash Flows
               Six-month periods ended December 31, 2003 and 2002
                                  (In millions)
                                   (unaudited)

                                                                     Six-month period ended
                                                                         December 31,
                                                                        2003       2002
Cash flows from operating activities
  Net income                                                           $  53.1  $   79.0
  Depreciation and amortization                                           32.2      32.0
  Asset impairments                                                        0.5        --
  Stock-based compensation                                                 5.6       3.1
  Net gain on marketable securities, the sales of certain assets and
   investments                                                            (3.7)     (5.3)
  Changes in current assets and liabilities, net of effects of acquisitions and dispositions
    Accounts receivable, net                                             (77.1)    (84.5)
    Inventories                                                           (6.6)     (9.1)
    Unearned revenues                                                     33.4      39.7
    Accounts payable and accrued expenses                                 17.5     (13.2)
    Other, net                                                            19.7      24.8
  Changes in noncurrent assets and liabilities, net of effects of
   acquisitions and dispositions                                          22.1      13.8
                                                                       -------  --------
Net change in cash due to operating activities                            96.7      80.3
                                                                       -------  --------
Cash flows from investing activities
  Proceeds from maturities and sales of short-term investments and
   marketable securities                                                   0.8       3.2
  Purchases of marketable securities, licensing agreements and
   other investments                                                      (1.3)     (7.6)
  Proceeds from other long-term investments                                3.0        --
  Proceeds from sales of property, plant and equipment                     0.1       3.4
  Capital expenditures                                                    (8.5)     (6.6)
                                                                       -------  --------
Net change in cash due to investing activities                            (5.9)     (7.6)
                                                                       -------  --------
Cash flows from financing activities
  Repayments of term loan                                                (67.4)    (16.0)
  (Repayments) proceeds from revolving credit and other facilities,
   net                                                                    (0.6)     15.6
  Dividends paid                                                         (10.3)    (10.6)
  Common stock repurchased                                                  --    (101.7)
  Proceeds from employee stock purchase plan and exercise of
   stock options                                                           1.4       1.8
  Other, net                                                              (0.1)     (0.5)
                                                                       -------  --------
Net change in cash due to financing activities                           (77.0)   (111.4)
                                                                       -------  --------
Effect of exchange rate changes on cash                                    3.3      (0.9)
                                                                       -------  --------
Net change in cash and cash equivalents                                   17.1     (39.6)

Cash and cash equivalents at beginning of period                          51.3     107.6
                                                                       -------  --------
Cash and cash equivalents at end of period                             $  68.4  $   68.0
                                                                       =======  ========


See accompanying Notes to Consolidated Condensed Financial Statements.

      The Reader's Digest Association, Inc. and Subsidiaries
       Notes to Consolidated Condensed Financial Statements
               (In millions, except per share data)
                            (unaudited)

Unless indicated otherwise, references in Notes to Consolidated Condensed Financial Statements to "we," "our" and "us" are to The Reader's Digest Association, Inc. and its subsidiaries. All references to 2004, 2003 and 2002, unless otherwise indicated, are to fiscal 2004, fiscal 2003 and fiscal 2002, respectively. Our fiscal year is the period from July 1 through June 30.

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

We report on a fiscal year beginning July 1. The three-month periods ended December 31, 2003 and 2002 are the second fiscal quarters of 2004 and 2003, respectively. Operating results for any interim period are not necessarily indicative of the results for an entire year due to the seasonality of our business.

In some instances certain prior period amounts have been reclassified to conform to the current year presentation.

New Accounting Standards

In May 2003, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. SFAS No. 150 established standards for classifying certain financial instruments that represent obligations yet also have characteristics similar to equity instruments. Specifically, SFAS No. 150 addresses the accounting for instruments such as mandatorily redeemable securities, certain option contracts and obligations to be settled in shares. In November 2003, the FASB indefinitely delayed the effective date of the classification and measurement provisions that relate to noncontrolling interests in limited life entities. We adopted SFAS No. 150 as of July 1, 2003. Adoption of this standard did not have a material impact on our operating results or financial position.

In December 2003, the FASB issued FASB Interpretation (FIN) No. 46R, a revision to FIN No. 46, Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51. FIN No. 46 introduced a new consolidation model with respect to variable interest entities. The new model requires that the determination of control should be based on the potential variability in gains and losses of the variable interest entity being evaluated. The entity with the majority of the variability in gains and losses is deemed to control the variable interest entity and is required to consolidate it. FIN No. 46R revised the effective dates for different types of entities. FIN No. 46R must be applied to all entities considered special purpose entities for the period ending after December 15, 2003 (the second quarter of 2004 for us). However, FIN No. 46R is effective for the first reporting period that ends after March 15, 2004 (the third quarter of 2004 for us) for all other types of variable interest entities.

In December 2003, the FASB issued a revision to SFAS No. 132, Employers' Disclosures about Pensions and Other Postretirement Benefits. The statement revises the financial statement disclosures required for pension and postretirement obligations. Additional disclosures include descriptions of plan assets and the investment strategy employed. In addition to these annual disclosures, SFAS No. 132 also requires interim disclosures such as the components of net periodic pension cost. The statement does not change the recognition or measurement of benefit plan obligations. The annual disclosure requirements are effective for fiscal years ending after December 15, 2003 (fiscal 2004 for us). The interim disclosure requirements are effective for interim periods beginning after December 15, 2003 (the third quarter of 2004 for us).

Adoption of FIN No. 46R and the revision to SFAS No. 132 will not have any impact on our operating results or financial position.


(2)   Basic and Diluted Earnings Per Share

Basic earnings per share is computed by dividing net income less preferred stock dividend requirements by the weighted average number of common shares outstanding during the period. The preferred stock dividend requirements were $0.3 for each of the three-month periods ended December 31, 2003 and 2002 and $0.7 for each of the six-month periods ended December 31, 2003 and 2002.

Diluted earnings per share is computed in the same manner except that the weighted average number of common shares outstanding assumes the exercise and conversion of certain stock options and vesting of certain restricted stock. For the three-month periods ended December 31, 2003 and 2002, the assumed exercise, conversion and vesting were 2.3 million shares and 1.1 million shares, respectively. For the six-month periods ended December 31, 2003 and 2002, the assumed exercise, conversion and vesting was 2.2 million shares and 1.1 million shares, respectively.

In addition, options to purchase 11.4 million shares and 13.1 million shares were not included in the calculation of diluted earnings per share for the three-month periods ended December 31, 2003 and 2002, respectively, because the exercise price for these options exceeded the average market price during the period. Accordingly, the effect of including these options in the calculation of earnings per share would have been anti-dilutive for the three-month periods ended December 31, 2003 and 2002, respectively. For the six-month periods ended December 31, 2003 and 2002, 11.4 million shares and 11.1 million shares, respectively, were not included in the calculation of diluted earnings per share for this reason.

(3)  Stock-Based Compensation

The table below shows our net income and also basic and diluted earnings per share as reported on our income statements for the respective periods and adjusts these amounts to include the pro forma impact of using the fair-value-based method to calculate stock compensation expense as prescribed under SFAS No. 123. The fair value of our options on the date of grant was calculated using the Black-Scholes option-pricing model. The pro forma stock compensation would result in additional expense of $(2.7) and $(5.6), net of tax, for the three- and six-month periods ended December 31, 2003, respectively. For the three- and six-month periods ended December 31, 2002, such amounts would be $(3.1) and $(6.6), net of tax, respectively.

                             Three-month period ended     Six-month period ended
                                    December 31,               December 31,
                                  2003       2002            2003        2002

Net income, as reported        $   66.5    $   84.2        $   53.1    $   79.0
                               ========    ========        ========    ========

Less:  stock-based
  compensation expense
  determined using the fair
  value based method, net of
  tax                              (2.7)       (3.1)           (5.6)       (6.6)
                               --------    --------        --------    --------

Net income, pro forma          $   63.8    $   81.1        $   47.5    $   72.4
                               ========    ========        ========    ========

Basic earnings per share, as
 reported                      $   0.68    $   0.85        $   0.54    $   0.79
                               ========    ========        ========    ========
Basic earnings per share,
 pro forma                     $   0.65    $   0.82        $   0.48    $   0.72
                               ========    ========        ========    ========
Diluted earnings per share,
 as reported                   $   0.67    $   0.84        $   0.53    $   0.78
                               ========    ========        ========    ========
Diluted earnings per share,
 pro forma                     $   0.64    $   0.81        $   0.47    $   0.72
                               ========    ========        ========    ========

For the three- and six-month periods ended December 31, 2003, $1.8 and $3.6, net of tax, respectively, of expenses related to restricted stock and other stock-based compensation plans are included in our reported net income and earnings per share amounts. For the three- and six-months periods ended December 31, 2002, those amounts were approximately $1.1 and $2.0, net of tax, respectively.


(4) Revenues and Operating Profit by Reportable Segment

We modified our reportable segments during the fourth quarter of 2003 to reflect our new internal management organization. The three reportable segments are Reader's Digest North America, International Businesses and Consumer Business Services. We have restated segment results of operations for prior periods to conform to our new reportable segments.

Reportable segments are based on our method of internal reporting. We present our segment revenues as if the transactions were with third parties. Revenues and expenses attributable to intercompany transactions are eliminated (under the intercompany eliminations caption below) to reconcile our reportable segment amounts to consolidated amounts, as reported in our income statements. We separately report Corporate Unallocated expenses, which include the cost of governance and centrally managed expenses, as well as the accounting for U.S. pension plans, post-retirement healthcare costs, and executive compensation programs that are not allocated to the operating segments. Governance and centrally managed expenses include costs for departments such as corporate finance, general corporate management, investor relations, legal, public relations and treasury and for related information technology and facility costs incurred by these departments.

The accounting policies of our segments are the same as those described in Note 1 to the Consolidated Financial Statements included in our 2003 Annual Report to Stockholders.


                               Three-month period ended    Six-month period ended
                                      December 31,              December 31,
                                     2003      2002            2003       2002
Revenues
  Reader's Digest North America   $  234.9  $  233.7       $    435.0  $    441.9
  International Businesses           275.5     291.1            491.3       519.9
  Consumer Business Services         298.8     317.1            384.0       402.7
  Intercompany eliminations          (12.8)    (11.3)           (19.2)      (16.8)
                                  --------  --------       ----------  ----------
 Total revenues                   $  796.4  $  830.6       $  1,291.1  $  1,347.7
                                  ========  ========       ==========  ==========
Operating profit
  Reader's Digest North America   $   31.7  $   28.1       $     43.3  $     38.2
  International Businesses            23.6      28.5             22.4        30.0
  Consumer Business Services          80.8      98.7             67.0        88.6
  Corporate Unallocated              (13.1)     (8.7)           (23.1)      (11.0)
  Other operating items, net          (9.1)       --             (9.1)        2.8
                                  --------  --------       ----------  ----------
Operating profit                  $  113.9  $  146.6       $    100.5  $    148.6
                                  ========  ========       ==========  ==========
Intercompany eliminations
  Reader's Digest North America   $   (0.3) $   (1.7)      $     (0.5) $     (2.9)
  International Businesses            (0.7)     (1.6)            (1.4)       (2.2)
  Consumer Business Services         (11.8)     (8.0)           (17.3)      (11.7)
                                  --------  --------       ----------  ----------
Total intercompany eliminations   $  (12.8) $  (11.3)      $    (19.2) $    (16.8)
                                  ========  ========       ==========  ==========



(5)  Comprehensive (Loss) Income

Accumulated other comprehensive (loss) income, as reported in the balance sheets, primarily represents foreign currency translation adjustments. The components of comprehensive income, net of related tax, for the three- and six-month periods ended December 31, 2003 and 2002 were as follows:


                                                    Three-month period ended     Six-month period ended
                                                            December 31,              December 31,
                                                          2003      2002             2003     2002

Net income                                              $  66.5   $  84.2          $  53.1  $  79.0
Change in:
  Foreign currency translation adjustments                  5.8       6.9              7.4      2.5
  Net unrealized gains (losses) on certain
   investments(1)                                            --       1.3              0.2     (0.2)
  Reclassification adjustments for gains that are
   included in net income(2)                                 --      (1.2)            (0.5)    (2.0)
  Net unrealized gains (losses) on certain derivative
   transactions(3)                                           --      (0.4)              --     (1.0)
                                                        -------   -------          -------  -------

Total comprehensive (loss) income                       $  72.3   $  90.8          $  60.2  $  78.3
                                                        =======   =======          =======  =======



    (1)Net unrealized gains (losses) on certain investments, net of related tax, principally represents our investment in the voting common shares of LookSmart, Ltd. For the three- and six-month periods ended December 31, 2003, these amounts are net of deferred taxes of zero and a deferred tax liability of $(0.1), respectively. For the three- and six-month periods ended December 31, 2002, these amounts are net of a deferred tax liability of $(0.7) and a deferred tax asset of $0.1.

    (2)Reclassification adjustments for gains that are included in net income are net of deferred taxes of zero and a deferred tax asset of $0.3 for the three- and six-month periods ended December 31, 2003, respectively. For the three- and six-month periods ended December 31, 2002, these amounts are deferred tax assets of $0.6 and $1.1, respectively.

    (3)Net unrealized gains (losses) on certain derivative transactions in 2003 and 2002, net of related tax, principally represent gains and losses on the value of our interest rate caps. For both the three- and six-month periods ended December 31, 2003, these amounts are net of deferred taxes of zero. For the three- and six-month periods ended December 31, 2002, this amount is net of deferred tax assets of $0.2 and $0.5, respectively. See Note 11,
       Derivative Instruments, for additional information.


(6)  Other Operating Items and Restructuring Charges

In the three-month period ended December 31, 2003, we recorded restructuring charges of $9.1. The charges comprised $7.6 for severance and $1.5 for contract terminations and other charges. The severance charges relate to the termination of approximately 130 employees to integrate Reiman's customer service department with our outsource provider and to streamline operations in certain European markets and corporate departments. These individuals are expected to be terminated during the third and fourth quarters of 2004 and the first half of fiscal 2005. These actions were taken to streamline our operations.

For the six-month period ended December 31, 2002, we recorded income of $2.8 comprised primarily of net adjustments to litigation-related accrual balances that were established in previous years, following settlement of a lawsuit in the first quarter of 2003.

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

- Impairment Losses - As a result of restructuring activities, we have previously incurred charges related to the carrying value of certain long-lived assets, computer hardware and software, and property, plant and equipment no longer used in our operations.

The table below reflects changes for the three-month period ended December 31, 2003 to accruals recorded in the current and previous periods. A majority of the reserves remaining and spending to date relate to severance costs. Of the approximately 700 positions identified to be separated under the charges recorded in the third and fourth quarters of 2003 and in the second quarter of 2004, approximately 65% had been separated as of December 31, 2003. Included in the September 30, 2003 balance is a reclassification of approximately $0.9 to properly reflect spending against the appropriate year of the charge. These adjustments did not affect our operating results or aggregate reserve levels.

 Initial year        Balance at                                    Balance at
  of charge      September 30, 2003    Spending     Charges    December 31, 2003

2002 & prior          $   5.2           $ (0.8)      $  --          $   4.4
        2003             18.2             (5.9)         --             12.3
        2004               --             (0.2)        9.1              8.9
                      -------           ------      ------          -------
Total                 $  23.4           $ (6.9)     $  9.1          $  25.6
                      =======           ======      ======          =======

For the six-month period ended December 31, 2003, spending charged against reserves recorded in the current and previous periods amounted to $18.2 primarily related to severance and costs incurred to restructure business processes in certain corporate departments. Included in the June 30, 2003 balance is a reclassification of approximately $0.9 to properly reflect spending against the appropriate year of the charge.

   Initial year      Balance at                                  Balance at
    of charge      June 30, 2003    Spending     Charges     December 31, 2003

  2002 & prior       $    7.0       $ (2.6)       $  --           $   4.4
  2003                   27.7        (15.4)          --              12.3
  2004                     --         (0.2)         9.1               8.9
                     --------       ------        -----           -------
     Total           $   34.7       $(18.2)       $ 9.1           $  25.6
                     ========       ======        =====           =======


(7)   Inventories

                                            December 31,      June 30,
                                                2003            2003


  Raw materials                               $  11.1         $   9.3
  Work-in-progress                                2.2             6.2
  Finished goods                                152.6           140.2
                                              -------         -------
Total inventories                             $ 165.9         $ 155.7
                                              =======         =======

We use the first-in, first-out (FIFO) method to value our inventories.


(8)   Investments

Available-for-Sale Marketable Securities

Marketable securities included in other noncurrent assets on the balance sheets primarily represent the fair market value (based on quoted market prices) of our investment in LookSmart, Ltd. These securities are accounted for, and classified as, available-for-sale securities. As of September 30, 2003, we had sold all of our remaining shares. As of June 30, 2003, the market value of these shares totaled $0.6.

During the six-month period ended December 31, 2003, we sold 0.2 million shares of LookSmart and recorded pre-tax gains of $0.8 in other expense, net on the income statement. During the three- and six-month periods ended December 31, 2002, we sold 0.7 million shares and 2.0 million shares of LookSmart, respectively, and recorded pre-tax gains of $1.8 and $3.1, respectively, in other expense, net on the income statements.


(9)   Goodwill and Intangible Assets, Net

There were no changes in the carrying amount of goodwill during the three-month period ended December 31, 2003. The carrying amount of goodwill as of December 31, 2003 was $1,009.6 of which $686.4 was attributable to Reader's Digest North America and $323.2 was attributable to Consumer Business Services. We tested our goodwill for impairment in the third quarter of 2003 (our designated annual period) and determined that no impairment existed with respect to our holdings at that time. We will evaluate the carrying amount of goodwill for recoverability during the third quarter of 2004 and, if necessary, adjust the carrying value of our goodwill at that time.

The following categories of acquired intangible assets are included in other intangible assets, net, on the balance sheets, as of December 31, 2003 and June 30, 2003:


                                            December 31, 2003       June 30, 2003
                                             Gross       Net       Gross       Net

Intangible assets with indefinite lives:
  Trade names                              $   89.7   $   89.7   $   89.7   $   89.7

Intangible assets with finite lives:
  Licensing agreements                         56.6       39.7       54.8       41.0
  Customer lists                              137.9       64.7      137.8       81.6
  Other trade names and
   noncompete agreements                        3.0         --        3.0         --
                                           --------   --------   --------   --------
Total intangible assets                    $  287.2   $  194.1   $  285.3   $  212.3
                                           ========   ========   ========   ========



Amortization related to intangible assets with finite lives amounted to $9.9 and $19.8 for the three- and six-month periods ended December 31, 2003, respectively. For the three- and six-month periods ended December 31, 2002 amortization amounted to $9.9 and $19.7, respectively. Our most significant licensing agreement (discussed below) is principally amortized over the initial 10-year contract term, with a portion being amortized over the remaining 17-year term of our amended agreement. Customer lists are being amortized principally between three and six years. Estimated fiscal year amortization expense for intangible assets with finite lives is as follows: fiscal 2004 - $39.6; fiscal 2005 - $36.9; fiscal 2006 - $16.0; fiscal 2007 -
$10.5 and fiscal 2008 - $5.8.

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

During the six-month period ended December 31, 2003, we repaid $67.4 of principal related to the Term Loan (consisting of $14.6 in mandatory repayments, $10.8 in additional mandatory repayments pursuant to an excess cash flow calculation performed annually, and $42.0 in voluntary prepayments). The Term Loan requires us to make scheduled principal repayments of $7.3 per quarter during 2004 and increasing principal repayments thereafter. The amount of scheduled repayments is continually adjusted to the extent that we continue to make voluntary repayments and additional mandatory repayments. We are required to perform a calculation in the first quarter of every fiscal year (based on an excess cash flow calculation outlined in the Term Loan) to determine any potential additional mandatory repayments. As of December 31, 2003, we had $797.9 of outstanding borrowings under the Term Loan and zero outstanding under the Five-Year Facility. These amounts are included in long-term debt and in loans and notes payable on the balance sheets.

Interest expense for the three- and six-month periods ended December 31, 2003 was $12.7 and $24.3, respectively ($12.6 and $25.5 for the three- and six-month periods ended December 31, 2002, respectively). Interest income on cash balances was $1.4 and $2.4 for the three- and six-month periods ended December 31, 2003, respectively ($1.8 and $3.4 for the three- and six-month periods ended December 31, 2002, respectively). The weighted average interest rate on our borrowings for the six-month periods ended December 31, 2003 and 2002 was 4.1% and 4.2%, respectively.


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

In the normal course of business, we are exposed to market risk from the effect of foreign exchange rate fluctuations on the U.S. dollar value of our foreign subsidiaries' results of operations and financial condition. A significant portion of our risk is associated with foreign exchange rate fluctuations of the euro. We purchase foreign currency option and forward contracts to minimize the effect of fluctuating foreign currencies on significant known transactions.

As a matter of policy, we do not speculate in financial markets and, therefore, we do not hold financial instruments for trading purposes. We continually monitor foreign currency risk and the use of derivative instruments.

Cash Flow Hedges - For the six-month period ended December 31, 2003, the fair value of our interest rate caps increased by a nominal amount, net of deferred taxes (for the three-month period ended December 31, 2003, the fair value of our interest rate caps was unchanged). For the three- and six-month periods ended December 31, 2002, the fair value of our interest rate caps decreased, resulting in a loss of $(0.4) and $(1.0), respectively, net of deferred taxes of $0.2 and $0.5, respectively. These changes are reported in accumulated other comprehensive (loss) income included in stockholders' equity on the balance sheets. The gains and losses are deferred until the underlying transaction is recognized in earnings.

There were no cash flow hedges discontinued during the three- and six-month periods ended December 31, 2003 and 2002.


(12) Share Repurchase Authorization

As of December 31, 2003, under various share repurchase authorizations (announced during 2000, 2001 and 2002), we have repurchased 8.6 million shares of our Class A Nonvoting Common Stock for approximately $231.7 in previous periods. In May 2001 we announced a $250.0 share repurchase authorization, of which $186.0 remains as of December 31, 2003. Under the 2002 Credit Agreements, we are prohibited from repurchasing our Common Stock until our credit ratings are investment grade (see Note 10, Debt, for additional information).

In addition, on December 13, 2002 we repurchased 4.6 million shares for approximately $100.0, plus capitalizable acquisition costs of $1.7, in connection with the recapitalization transactions described in Note 12 to the Consolidated Financial Statements included in our 2003 Annual Report to Stockholders.

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


Three-Month Period Ended December 31, 2003, Compared With
Three-Month Period Ended December 31, 2002

Results of Operations:  Company-Wide

Overview

The second quarter of the fiscal year is our most significant in terms of revenues and operating profit. The second quarter of 2004 marked a period of increased challenges for QSP and Books Are Fun, while Reader's Digest magazine, our Special Interest Magazines and our U.S. Books and Home Entertainment business exhibited strong improvements in profit when compared with the second quarter of 2003. We continued to invest in Reiman, QSP and Books Are Fun and to implement plans to reduce unfavorable trends in International Businesses. Despite a difficult quarter, cash flow improved, enabling us to voluntarily pay down a portion of our outstanding long-term debt.

In 2003, we announced a plan to achieve sustainable revenue and profit growth by fiscal 2005. The plan included cost-reduction actions that were announced in the third and fourth quarters of 2003. In the second quarter of 2004, we announced additional actions (principally employee separations) necessary to complete certain restructuring and cost-reduction programs, primarily in our international markets.

Revenues

Revenues for the second quarter of 2004 decreased 4% to $796, compared with $831 for the second quarter of 2003. Excluding the impact of foreign currency translation, revenues decreased 9%. The decline in revenues was principally attributable to declines in International Businesses and Consumer Business Services. In addition, revenues for Reader's Digest North America declined slightly.

We anticipated a decline in revenues for International Businesses. The most significant declines were in the United Kingdom, France and Germany and were evident for most products. The principal reasons for the decline were strategic reductions in mail quantities, exiting of marginal revenue streams, smaller numbers of active promotable customers and adverse trends in response rates in certain markets. Additionally, weak economic conditions in Europe also contributed to these trends.

The decline in revenues for Consumer Business Services was principally attributable to lower revenues at QSP and Books Are Fun, partially offset by increased sales at Trade Publishing. The decline in revenues at QSP was driven by lower sales of gift and magazine products. The decline in revenues at Books Are Fun was driven by lower average sales per event and fewer events.

The modest decline in revenues for Reader's Digest North America was attributable to lower Reader's Digest magazine circulation and advertising revenues, and lower revenues in Canada.

Operating Profit

Operating profit for the second quarter of 2004 declined 22% to
$114, compared with $147 for the second quarter of 2003.
Excluding the impact of foreign currency translation, profit declined 24%.  Lower profits were driven by:

  -     A decline in profits for Consumer Business Services
  -     Restructuring charges of $(9)
  -     A decline in profits for International Businesses
  -     A net increase in Corporate Unallocated expenses of $(4)
  - Incremental investment spending of $(7), which is included in the results of our reportable segments

These declines were slightly offset by increased profit for Reader's Digest North America.

Profits in Consumer Business Services declined due to lower sales for QSP and, to a lesser extent, Books Are Fun. Investments in the sales force at QSP, Inc. contributed to the decline.

Profits in our International Businesses declined principally due to lower revenues in most markets and increased promotion spending to drive new customer acquisition in certain markets. The most significant declines were noted in Germany, the United Kingdom and Switzerland. These declines were partially offset by increased profits as a result of cost reductions in Australia, Mexico and certain other markets.

The increase in profits for Reader's Digest North America was primarily driven by lower promotion costs for Reader's Digest magazine and U.S. Books and Home Entertainment. In addition, increased profits for our Special Interest Magazines and new products contributed to the improvement. These increases were partially offset by investments in new magazines and increased customer acquisition efforts.

Corporate Unallocated expenses reflect the cost of governance and centrally managed expenses, as well as the accounting for U.S. pension plans, post-retirement healthcare costs, and executive compensation programs that are not allocated to the operating segments. For the second quarter of 2004, these costs increased $(4) when compared with the second quarter of 2003. The increase was attributable to a $(5) decrease in net pension income (from our over-funded U.S. pension plan), a $(1) increase in compensation expense due to a greater mix of restricted stock versus stock options, and a $(1) increase associated with post-retirement healthcare costs. These increases were partially offset by $3 of lower overhead costs because of the benefits of cost-reduction efforts.

During the second quarter of 2004, we recorded restructuring charges of $(9). The charges principally comprised severance of $(8), primarily in European markets, and contract terminations and other charges of $(1). The severance charges relate to the termination of approximately 130 employees to integrate Reiman's customer service department with our outsource provider, and to streamline operations in certain European markets and corporate departments. These individuals are expected to be separated in the third and fourth quarters of 2004 and the first half of fiscal 2005.


Other Expense, Net

Other expense, net decreased 24% to $(10) in the second quarter of 2004, compared with $(13) in the second quarter of 2003. The most significant component of other expense, net is interest expense. For the second quarter of 2004 and 2003 interest expense was $(13). The following items affected the comparability of other expense, net in the second quarter of 2003:

  - Expenses of $(6) incurred in the second quarter of 2003 in connection with our recapitalization transactions that were completed during that quarter
  - A gain of $2 from the sale of a building in Australia in the second quarter of 2003
  - Income from the sale of LookSmart, Ltd. shares of $2 in the second quarter of 2003 (we completely liquidated our investment in LookSmart in the first quarter of 2004)


Income Taxes

The effective tax rate for the second quarter of 2004 was 36.0%. The effective tax rate for the second quarter of 2003 was 36.9%, which included expenses associated with the recapitalization transactions that were not tax deductible. Excluding these expenses, our effective tax rate for the second quarter of 2003 was 35.4%.


Net Income and Earnings Per Share

For the second quarter of 2004, net income was $67, or $0.67 per share for diluted earnings per share ($0.68 for basic earnings per share). In the prior year period, net income was $84, or $0.84 per share for diluted earnings per share ($0.85 for basic earnings per share).


Results of Operations:  Operating Segments


                                    Three-month periods ended
                                           December 31,
                                          2003     2002

Revenues
  Reader's Digest North America          $ 235    $ 234
  International Businesses                 275      291
  Consumer Business Services               299      317
  Intercompany eliminations                (13)     (11)
                                         -----    -----
Total revenues                           $ 796    $ 831
                                         =====    =====

Operating profit
  Reader's Digest North America          $  32    $  28
  International Businesses                  23       29
  Consumer Business Services                81       99
  Corporate Unallocated(1)                 (13)      (9)
  Other operating items, net(2)             (9)      --
                                         -----    -----
Operating profit                         $ 114    $ 147
                                         =====    =====

Intercompany eliminations
  Reader's Digest North America          $  --    $  (2)
  International Businesses                  (1)      (1)
  Consumer Business Services               (12)      (8)
                                         -----    -----
Total intercompany eliminations          $ (13)   $ (11)
                                         =====    =====

    (1)Corporate Unallocated includes expenses for the cost of governance and centrally managed expenses, as well as the accounting for U.S. pension plans, post-retirement healthcare costs, and executive compensation programs that are not allocated to the operating segments. Governance and centrally managed expenses include costs for departments such as corporate finance, general corporate management, investor relations, legal, public relations and treasury and for related information technology and facility costs incurred by these departments.

    (2)Other operating items, net in 2004 consists primarily of severance and other charges taken to streamline our operations. The charge related to: 7% to Reader's
       Digest North America, 73% to International
       Businesses, 11% to Consumer Business Services and
       9% to corporate departments that benefit the entire organization.

Reader's Digest North America

Revenues for Reader's Digest North America for the second quarter of 2004 increased to $235, compared with $234 for the second quarter of 2003. Excluding the impact of foreign currency translation, revenues declined 1%. Revenues declined for Reader's Digest magazine and our business in Canada. Increased revenues for our U.S. Books and Home Entertainment business and RD Specials partially offset these declines.

 - Revenues for Reader's Digest magazine declined principally due to lower circulation and advertising revenues. Circulation revenues continue to be adversely affected by a decline in renewal pools, partially offset by the addition of new subscribers at lower introductory rates. In addition, newsstand sales continued to decline due to softness in the newsstand market. Advertising revenues were adversely affected by lower revenue per page, primarily due to the January 2003 reduction in the rate base for Reader's Digest magazine, partially offset by an increase in the number of advertising pages.
 - The decline in revenues in Canada was driven by lower sales for Books and Home Entertainment products, due to strategic reductions in mail quantities and lower response rates to promotional mailings, and less than $1 in lower advertising revenues for Reader's Digest magazine, due to the expiration of certain nonrecurring advertising contracts.

Partially offsetting the revenue declines for Reader's Digest magazine and Canada were:

 - Increased revenues for U.S. Books and Home Entertainment driven by increased promotional mailings for music, video and book products. Also, payment rates and prices for Select Editions were higher. These increases were partially offset by lower response rates and lower membership in Select Editions.
 - Increased revenues for RD Specials due to the publication of an additional issue in the second quarter of 2004 when compared with the second quarter of 2003 and due to increased sales volume. RD Specials is a newsstand product that was introduced in the second quarter of 2003.

Revenues for Reiman for the second quarter of 2004 were flat with the second quarter of 2003 at approximately $100. Increased revenues from new products were offset by lower payment rates for new book products and lower renewals for certain magazines.

Operating profit for this segment for the second quarter of 2004 increased 13% to $32, compared with $28 for the second quarter of 2003. Excluding the impact of foreign currency translation, profit increased 10%. The profit increase was driven by a significant improvement in results for Reader's Digest magazine, U.S. Books and Home Entertainment and Special Interest Magazines due to lower promotion and overhead costs resulting from cost-reduction initiatives. These improvements were partially offset by costs incurred to launch new magazines, including Backyard Living, as well as a decrease in profits at Reiman resulting from investments to acquire new customers for Taste of Home magazine and from the revenue changes described above.


International Businesses

Revenues for International Businesses for the second quarter of 2004 declined 5% to $275, compared with $291 for the second quarter of 2003. Excluding the impact of foreign currency translation, revenues declined 16%. The decline was the result of a lower number of active promotable customers and adverse trends in response rates in certain markets. We believe that weak economic conditions in Europe and lower consumer spending patterns are contributing to these trends. To mitigate the impact of these factors, we have strategically reduced mail quantities and the frequency of our mailings. These reductions are intended to reduce the risk of unprofitable mailings and mailing intensity, and they have resulted in lower revenues in most markets.

The most significant declines were in the United Kingdom, France and Germany. Revenues in Spain also declined as we discontinued certain significant lines of business in that market.

Partially offsetting these declines were higher revenues in Russia, due to increased promotional mailings, and the expansion of new businesses in a number of markets.

Operating profit for this segment for the second quarter of 2004 decreased 17% to $23, compared with a profit of $29 for the second quarter of 2003. Excluding the impact of foreign currency translation, profits declined 25%. The profit decline was driven by lower revenues, increased promotion spending to drive new customer acquisition and testing of products in new markets. The most significant declines in profit were in Germany, the United Kingdom and Switzerland. These declines were partially offset by lower promotion and overhead costs and the effect of cost-reduction initiatives in certain European markets, Australia, Mexico and Asia.


Consumer Business Services

Revenues for Consumer Business Services for the second quarter of 2004 declined 6% to $299, compared with $317 for the second quarter of 2003. The decline was attributable to lower revenues for QSP and Books Are Fun, partially offset by increased revenues for Trade Publishing.

The 9% decline in revenues for QSP was driven by lower same-account sales and a decrease in the number of accounts launched when compared with the second quarter of 2003. This resulted in lower gift and magazine volumes and was attributable to turnover in the sales force in certain territories, increased competition for fundraising dollars, a soft economy and slightly increased account incentives.

The 8% decline in revenues for Books Are Fun was driven by lower average sales per event and a decrease in the number of events held. Lower average sales per event were attributable to weaker product selection in the current quarter relative to the second quarter of 2003 and shortages of strong selling products. Turnover in the sales force during the first quarter of 2004 primarily contributed to the decline in events. Shortages of strong selling products were the result of higher than expected selling rates for certain products and our aggressive efforts to manage inventory. In order to rectify these issues we:

  -    Changed management in our purchasing department
  - Implemented new incentive programs to encourage our sales force to increase the number of events held
  - Are reviewing our product allocation strategy and product testing processes
  -    Are overhauling our recruiting process

Our efforts to grow the sales force in 2004 have resulted in an overall increase in the number of sales representatives to serve new and existing markets for both QSP and Books Are Fun.
However, because of the time required to develop territories, the impact of the additional sales representatives was not significant in the second quarter. In addition, a majority of the new sales representatives were contracted to serve new and developing markets.

Revenue declines for QSP and Books Are Fun were partially offset by a 29% increase in revenues for Trade Publishing due to increased promotional mailings for certain products and increased sales to mass marketers.

Operating profit for this segment for the second quarter of 2004 declined 18% to $81, compared with $99 for the second quarter of 2003. The decline in profits was driven by an approximate 20% decline in profits for QSP as well as Books Are Fun due to the revenue changes described above and investments in the sales force at QSP. Increased commission rates, higher freight costs and an unfavorable mix of products sold at Books Are Fun adversely affected profit margins.


Six-Month Period Ended December 31, 2003, Compared With Six-Month
Period Ended December 31, 2002

Results of Operations:  Company-Wide

Overview

Because of the significance of revenues and operating profit generated in the second quarter, the primary drivers of performance for the six-month period are similar to those for the second quarter. The first half of 2004, particularly the second quarter, marked a period of increased challenges for QSP and Books Are Fun. However, results for our U.S. Books and Home Entertainment business and Reader's Digest magazine improved. We continued to invest in Reiman, QSP and Books Are Fun and to implement programs to reduce unfavorable trends in International Businesses. Despite a difficult first half, cash flow improved, enabling us to voluntarily pay down some of our outstanding long-term debt.

In 2003 we announced a plan to achieve sustainable revenue and profit growth by fiscal 2005. The plan included cost-reduction actions that were announced in the third and fourth quarters of 2003. In the second quarter of 2004, we announced additional actions (principally employee separations) necessary to complete certain restructuring and cost-reduction programs, primarily in our international markets.


Revenues

Revenues for the six-month period ended December 31, 2003 declined 4% to $1,291, compared with $1,348 for the six-month period ended December 31, 2002. Excluding the impact of foreign currency translation, revenues declined 8%. The decline was attributable to lower revenues for all of our reportable segments.

We anticipated a decline in revenues for International Businesses. The most significant declines were in France, Germany, the United Kingdom, Australia, Asia and Mexico. The principal reasons for the decline were strategic reductions in mail quantities, exiting of marginal revenue streams, a smaller number of active promotable customers and adverse trends in response rates in certain markets. Weak economic conditions contributed to these trends.

Revenues for Consumer Business Services declined due to lower revenues at QSP and Books Are Fun, partially offset by improved performance for Trade Publishing. The decline in revenues for QSP was driven by lower sales of gift and magazine products. Books Are Fun experienced lower average sales per event and fewer events.

Revenues for Reader's Digest North America declined principally because of lower circulation and advertising revenues for Reader's Digest magazine and, to a lesser extent, for U.S. Books and Home Entertainment and our business in Canada.

Operating Profit

Operating profit for the six-month period ended December 31, 2003 declined 32% to $100, compared with $149 for the six-month period ended December 31, 2002. Excluding the impact of foreign currency translation, profit declined 34%. The profit decline was driven by lower profits for Consumer Business Services and International Businesses, a net increase in Corporate Unallocated expenses, and restructuring charges taken in the second quarter of 2004. These declines were partially offset by increased profits for Reader's Digest North America. The results of our reportable segments include incremental investment spending of $(10).

The decline in profit for Consumer Business Services was attributable to lower sales for QSP and Books Are Fun and investments in the sales force for both of these businesses.

Profits for International Businesses declined because of lower overall revenues, partially offset by lower promotion costs and the impact of cost-reduction initiatives in certain markets. The most significant declines were in Germany, the United Kingdom and Switzerland. However, results did improve in Australia, Mexico and Asia.

Results for Reader's Digest North America improved due to lower promotion, fulfillment and overhead costs for Reader's Digest magazine and U.S. Books and Home Entertainment and to the impact of cost-reduction initiatives. These improvements were partially offset by lower advertising profits for Reader's Digest magazine, investments in new magazines and increased customer acquisition efforts.

Corporate Unallocated expenses represent the cost of governance and centrally managed expenses, as well as the accounting for U.S. pension plans, post-retirement healthcare costs, and executive compensation programs that are not allocated to the operating segments. For the six-month period ended December 31, 2003, these expenses increased $(12) to $(23). The increase was principally driven by non-cash expenses, including $(9) in lower net pension income (from our over funded U.S. pension plan), increased costs of $(2) associated with postretirement healthcare benefits and $(2) in restricted stock grants (due to a greater mix of restricted stock versus stock options) Partially offsetting these increases was a reduction in costs for corporate departments of $2 as a result of cost-cutting initiatives.

During the six-month period ended December 31, 2003, we recorded a restructuring charge of $(9), comprised of severance of $(8), primarily in European markets, and contract terminations and other charges of $(1). The severance charges relate to the termination of approximately 130 employees to integrate Reiman's customer service department with our outsource provider, and to streamline operations in certain European markets and corporate departments. These individuals are expected to be separated in the third and fourth quarters of 2004 and the first half of fiscal 2005.

During the six-month period ended December 31, 2002, we recorded income of $3 for net adjustments to litigation-related accrual balances following the settlement of a lawsuit in the first quarter of 2003.


Other Expense, Net

Other expense, net decreased 24% to $(18) for the six-month period ended December 31, 2003, compared with $(23) for the six-month period ended December 31, 2002. The most significant component of other expense, net is interest expense. For the six-month period ended December 31, 2003 interest expense was $(24), compared with $(26) for the six-month period ended December 31, 2002. The primary factors affecting comparability were:

  - Expenses of $(6) incurred in the second quarter of 2003 in connection with our recapitalization transactions that were completed during that quarter
  - A gain of $2 from the sale of a building in Australia in the second quarter of 2003
  - Higher income from the sale of LookSmart, Ltd. shares of $2 in the first half of 2003. We completely liquidated our investment in LookSmart in the first quarter of 2004
  - A gain of $3 from proceeds received in exchange for our interest in Schoolpop, Inc., which merged into an unrelated third party in the first quarter of 2004 (we had written this investment down to zero in the fourth quarter of fiscal 2002)


Income Taxes

The effective income tax rate for the six-month period ended
December 31, 2003 was 36.0%.   The effective income tax rate for
the six-month period ended December 31, 2002, 37.0%, included expenses associated with the recapitalization transactions that were not tax deductible. Excluding these costs, our effective tax rate for the six-month period ended December 31, 2002 was 35.3%.


Net Income and Earnings Per Share

For the six-month period ended December 31, 2003, net income was $53, or $0.53 per share for diluted earnings per share ($0.54 for basic earnings per share). In the prior year period, net income was $79, or $0.78 per share for diluted earnings per share ($0.79 for basic earnings per share).

Results of Operations:  Operating Segments


                                            Six-month periods ended
                                                  December 31,
                                                2003       2002
Revenues
  Reader's Digest North America               $   435    $   442
  International Businesses                        491        520
  Consumer Business Services                      384        403
  Intercompany eliminations                       (19)       (17)
                                              -------    -------
Total revenues                                $ 1,291    $ 1,348
                                              =======    =======

Operating profit
  Reader's Digest North America               $    43    $    38
  International Businesses                         22         30
  Consumer Business Services                       67         89
  Corporate Unallocated(1)                        (23)       (11)
  Other operating items, net(2)                    (9)         3
                                              -------    -------
Operating profit                              $   100    $   149
                                              =======    =======

Intercompany eliminations
  Reader's Digest North America               $    (1)   $    (3)
  International Businesses                         (1)        (2)
  Consumer Business Services                      (17)       (12)
                                              -------    -------
Total intercompany eliminations               $   (19)   $   (17)
                                              =======    =======

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

   (2) Other operating items, net in 2004 consists primarily of severance and other charges taken to streamline our operations. This charge related to: 7% to Reader's
       Digest North America, 73% to International
       Businesses, 11% to Consumer Business Services and
       9% to corporate departments that benefit the entire organization. In 2003, this line item consists primarily of net adjustments to litigation-related accrual balances following settlement of a lawsuit in the first quarter of 2003.

Reader's Digest North America

Revenues for Reader's Digest North America for the six-month period ended December 31, 2003 declined 2% to $435, compared with $442 for the six-month period ended December 31, 2002. Excluding the effect of foreign currency translation, revenues declined
3%. The decline in revenues was driven by lower revenues for Reader's Digest magazine and, to a lesser extent, U.S. Books and Home Entertainment and our business in Canada. These declines were partially offset by increased revenues for RD Specials.

  - Revenues for Reader's Digest magazine declined due to lower circulation and advertising revenues. The decline in circulation revenues was driven by a continued decline in renewal pools, partially offset by the addition of new subscribers at lower introductory rates. Also, newsstand sales continued to decline due to softness in the newsstand market. The decline in advertising revenues was driven by lower revenue per page, primarily due to the January 2003 reduction in the rate base for Reader's Digest magazine.
  - The decline in revenues for U.S. Books and Home
    Entertainment was attributable to lower membership in Select Editions. This decline was partially offset by increased promotional mailings, higher payment rates and increased prices for Select Editions. In addition, sales of book products in the Home and Health affinity increased due to more targeted products and mailings.
  - Revenues in Canada declined because of lower sales for video products, which was due to strategic reductions in mail quantities, lower response rates to promotional mailings and the elimination of certain series products. Advertising and circulation revenues for Reader's Digest magazine in Canada declined $1 due to a lower circulation base, higher newsstand returns and the expiration of certain nonrecurring advertising contracts. These declines were partially offset by increased sales of book and music products as a result of increased response rates to promotional mailings.

Revenues for Reiman were flat for the six-month period ended December 31, 2003, when compared with the comparable period in the prior year. The comparability of revenues between the periods was favorably affected by a shift in the timing of certain book sales. In addition, increased revenues from new products were offset by higher book returns, lower response rates for certain magazine promotions and lower sales of ancillary products.

Revenues for RD Specials were higher due to an increase in the number of issues published in 2004 when compared with the comparable period in 2003 and to increased sales volume. RD
Specials is a newsstand product that was introduced in the second quarter of 2003.

Operating profit for this segment for the six-month period ended December 31, 2003 increased 13% to $43, compared with $38 for the six-month period ended December 31, 2002. Excluding the impact of foreign currency translation profits increased 10%. The improvement in profit was attributable to lower promotion and fulfillment costs for Reader's Digest magazine and lower promotion costs for U.S. Books and Home Entertainment, which resulted from cost-reduction initiatives. In addition, advertising profits for certain Special Interest Magazines improved.

These improvements were partially offset by a decrease in profits at Reiman because of the revenue changes described above and investments to drive new customer acquisition for Taste of Home magazine. In addition, costs incurred to launch a new magazine, Backyard Living, and lower advertising profits for Reader's Digest magazine adversely affected profit.


International Businesses

Revenues for International Businesses for the six-month period ended December 31, 2003 declined 6% to $491, compared with $520 for the six-month period ended December 31, 2002. Excluding the effect of foreign currency translation, revenues declined 15%. Revenues for International Businesses declined for a majority of the product lines in most of our markets due to depressed economic conditions and weaker consumer spending patterns. The most significant declines were in France, Germany and the United Kingdom. The decline was the result of a lower number of active promotable customers and adverse trends in response rates in certain markets. We believe that weak economic conditions and lower consumer spending patterns are contributing to these trends. To mitigate the impact of these factors, we have strategically reduced mail quantities and the frequency of our mailings. These reductions are intended to reduce the risk of unprofitable mailings and mailing intensity, and have resulted in lower revenues in most markets. In addition, lower membership in some series products adversely affected revenues.

Partially offsetting these declines were higher revenues in Russia due to increased promotional mailings and the expansion of new businesses in a number of markets.

Operating profit for this segment for the six-month period ended December 31, 2003 decreased 25% to $22, compared with $30 for the six-month period ended December 31, 2002. Excluding the impact of foreign currency translation, profits declined 33%. The most significant declines in profit were noted in Germany, the United Kingdom and Switzerland. The profit decline was driven by lower revenues and increased costs for new products and costs related to entering new markets. These declines were partially offset by lower promotion and overhead costs, the effect of cost-reduction initiatives in certain markets and profit improvement in Australia, Mexico and Asia.

Consumer Business Services

Revenues for Consumer Business Services for the six-month period ended December 31, 2003 declined 5% to $384, compared with $403 for the six-month period ended December 31, 2002. The decline was attributable to lower revenues for QSP and Books Are Fun, partially offset by increased revenues for Trade Publishing.

The 9% decline in revenues for QSP was driven by lower same-account sales and a decrease in the number of accounts launched when compared with the comparable period in the prior year. This resulted in lower gift and magazine volumes and was attributable to turnover in the sales force in certain territories, increased competition for fundraising dollars, a soft economy and slightly increased account incentives.

The 8% decline in revenues for Books Are Fun was driven by lower average sales per event and fewer events held. Lower average sales per event were driven by a weaker product selection and shortages of strong selling products. Turnover in the sales force during the first quarter of 2004 primarily contributed to the decline in events. Shortages of strong selling products were the result of higher than expected selling rates for certain products and our aggressive efforts to manage inventory. In order to rectify these issues we:

  -   Changed management in our purchasing department
  - Implemented new incentive programs to encourage our sales force to increase the number of events held
  - Are reviewing our product allocation strategy and product testing processes
  -   Are overhauling our recruiting process

During 2004, we increased our efforts to grow the sales force at both QSP and Books Are Fun. These investments have successfully increased the aggregate number of sales representatives at both of these businesses. However, because of the time required to develop territories, the impact of the additional sales representatives was not significant in the second quarter. In addition, a majority of the new sales representatives were contracted to serve new and developing markets.

Revenue declines for QSP and Books Are Fun were partially offset by increased revenues for Trade Publishing due to increased sales to Books Are Fun and QSP, increased promotional mailings and increased international sales of certain products.

Operating profit for this segment for the six-month period ended
December 31, 2003 decreased 24% to $67, compared with $89 for the six-month period ended December 31, 2002. The decline in profits was driven by a 27% decline in profits for QSP and Books Are Fun due to the revenue changes described above and investments in the sales force for both businesses. In addition, increased commission rates, higher freight costs and an unfavorable mix of products sold at Books Are Fun adversely affected profit margins.


Forward-Looking Information

Fiscal 2004 Results

We continue to make progress in our two-year plan to achieve sustainable revenue and profit growth by fiscal 2005 while steadily improving our already strong cash-flow generation. The plan is principally driven by re-engineering and cost-reduction activities to eliminate a minimum of $70 in costs by fiscal 2005 (we expect that these activities will result in overhead savings in excess of $50 in 2004). In addition, we are investing an incremental $20 in specific growth initiatives across all businesses to drive future revenue growth.

To track the progress of the plan in 2004, we identified 15 key metrics related to growth targets, operating performance, cost-reduction targets and investments. Under the plan, we expected that the initial phase would result in lower first-half results due to reduced marketing activity in international markets, timing of cost-reduction benefits and incremental investment spending, and that year-over-year growth would be achieved beginning in the second half of 2004. Through the first half of the year, we remain on track to achieve most of the metrics.

However, the softness at Books Are Fun and QSP was greater than anticipated. We expect modest revenue and profit growth for Consumer Business Services in the second half, although not enough to offset the first half decline. As a result, certain revenue and profit-related metrics will not be achieved.

We expect International Businesses profits to grow by double-digits in the second half of the year, leading to full year low double-digit gains in that business unit. We also expect Reader's Digest North America to continue to grow at a double-digit pace in the second half of the year, primarily
fourth quarter weighted.   However, improved profits in the
second half of the year in all operating segments will not be sufficient to offset the first half decline for Consumer Business Services. As a result, we are lowering full-year diluted earnings per share guidance from a range of $0.75 to $0.85 to a
range of $0.65 to $0.75.   This guidance excludes the impact of
the second quarter restructuring charge, as well as any benefits from the planned sale and partial leaseback of our Westchester headquarters facility.


Liquidity and Capital Resources

Six-month period ended December 31, 2003

Cash and cash equivalents at June 30, 2003                          $  51

Net change in cash due to:
  Operating activities                                                 97
  Investing activities                                                 (6)
  Financing activities                                                (77)
  Effect of exchange rate changes on cash and cash equivalents          3
                                                                    -----
Net change in cash and cash equivalents                                17

Cash and cash equivalents at December 31, 2003                      $  68
                                                                    =====

Cash and cash equivalents increased 33% to $68 as of December 31, 2003, compared with $51 as of June 30, 2003. The increase in cash was due to cash flow from operations. Positive cash flow was driven by net income, depreciation and amortization, lower cash paid for taxes, advances received for new subscriptions and other products, and management of payables and receivables.
These increases were partially offset by cash payments related to our restructuring charges. Uses of cash, principally related to financing, were repayment of $67 of principal related to the Term Loan and cash payment for dividends of $10.


Debt

As described in Note 11 to the Consolidated Financial Statements included in our 2003 Annual Report to Stockholders, our borrowings principally comprise the $950 Term Loan Agreement (Term Loan) and the Five-Year Revolving Credit and Competitive Advance Facility Agreement (Five-Year Facility) (collectively referred to as the 2002 Credit Agreements). The maximum borrowing allowed under the Five-Year Facility is $193. As of December 31, 2003, there were no outstanding borrowings under the Five-Year Facility and $798 outstanding under the Term Loan. During the six-month period ended December 31, 2003, we repaid $67 of principal related to the Term Loan (consisting of $14 in scheduled mandatory repayments, $11 in additional mandatory repayments pursuant to an excess cash flow calculation performed annually and $42 in voluntary prepayments). The Term Loan requires us to make scheduled principal repayments of $7 per quarter during 2004 and increasing principal repayments thereafter. The amount of scheduled repayments is continually adjusted to the extent that we continue to make voluntary repayments and additional mandatory repayments. In addition, we are required to perform a calculation in the first quarter of every fiscal year (based on an excess cash flow calculation outlined in the Term Loan) to determine any potential additional mandatory repayments. The weighted average interest rate on our borrowings for the six-month periods ended December 31, 2003 and 2002 was 4.1% and 4.2%, respectively (4.2% and 4.1%, for the three-month periods ended December 31, 2003 and 2002, respectively).

Under the 2002 Credit Agreements, we are required to hedge at least one-third of borrowings outstanding under the Term Loan. In July 2002, we entered into agreements to cap at 6% the LIBOR interest rate component of $400 of our borrowings under the Term Loan for a period of three years.

Historically, in the first quarter of the fiscal year, we use proceeds from short-term borrowings to finance cash flow requirements in anticipation of the second quarter, our peak-selling season. During the second quarter of the fiscal year, we normally generate cash from operations and pay down our short-term borrowings. During the second half of the fiscal year, cash flow is generally sufficient to fund operations. Accordingly, we believe that our liquidity, capital resources, cash flows and borrowing capacity are sufficient to fund normal capital expenditures, working capital requirements, the payment of dividends and the implementation of our strategic initiatives.


Recent Accounting Standards

In May 2003, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. SFAS No. 150 established standards for classifying certain financial instruments that represent obligations yet also have characteristics similar to equity instruments. Specifically, SFAS No. 150 addresses the accounting for instruments such as mandatorily redeemable securities, certain option contracts and obligations to be settled in shares. In November 2003, the FASB indefinitely delayed the effective date of the classification and measurement provisions that relate to noncontrolling interests in limited life entities. We adopted SFAS No. 150 as of July 1, 2003. Adoption of this standard did not have a material impact on our operating results or financial position.

In December 2003, the FASB issued FASB Interpretation (FIN) No. 46R, a revision to FIN No. 46, Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51. FIN No. 46 introduced a new consolidation model with respect to variable interest entities. The new model requires that the determination of control should be based on the potential variability in gains and losses of the variable interest entity being evaluated. The entity with the majority of the variability in gains and losses is deemed to control the variable interest entity and is required to consolidate it. FIN No. 46R revised the effective dates for different types of entities. FIN No. 46R must be applied to all entities considered special purpose entities for the period ending after December 15, 2003 (the second quarter of 2004 for us). However, FIN No. 46R is effective for the first reporting period that ends after March 15, 2004 (the third quarter of 2004 for us) for all other types of variable interest entities.

In December 2003, the FASB issued a revision to SFAS No. 132, Employers' Disclosures about Pensions and Other Postretirement Benefits. The statement revises the financial statement disclosures required for pension and postretirement obligations. Additional disclosures include descriptions of plan assets and the investment strategy employed. In addition to these annual disclosures, SFAS No. 132 also requires interim disclosures such as the components of net periodic pension cost. The statement does not change the recognition or measurement of benefit plan obligations. The annual disclosure requirements are effective for fiscal years ending after December 15, 2003 (fiscal 2004 for us). The interim disclosure requirements are effective for interim periods beginning after December 15, 2003 (the third quarter of 2004 for us).

Adoption of FIN No. 46R and the revision to SFAS No. 132 will not have any impact on our operating results or financial position.

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

Some of these risks and uncertainties include factors relating to:

- the effects of potentially more restrictive privacy and other governmental regulation relating to our marketing methods;
-  the effects of modified and varied promotions;
-  our ability to identify customer trends;
- our ability to continue to create and acquire a broadly appealing mix of new products;
- our ability to attract and retain new and younger magazine subscribers and product customers in view of the maturing of an important portion of our customer base;
- our ability to attract and retain subscribers and customers in an economically efficient manner;
-  the effects of selective adjustments in pricing;
- our ability to expand and more effectively utilize our customer database;
- our ability to expand into new international markets and to introduce new product lines into new and existing markets;
-  our ability to expand into new channels of distribution;
- our ability to negotiate and implement productive acquisitions, strategic alliances and joint ventures;
- our ability to successfully integrate newly acquired and newly formed businesses (including the Reiman business);
- the strength of relationships of newly acquired and newly formed businesses (including the Reiman business) with their employees, suppliers and customers;
- the accuracy of the basis of forecasts relating to newly acquired and newly formed businesses (including the Reiman business);
- our ability to achieve financial savings related to restructuring programs;
- our ability to contain and reduce costs, especially through global efficiencies;
- the cost and effectiveness of our re-engineering of business processes and operations;
- the accuracy of our management's assessment of the current status of our business;
- the evolution of our organizational and structural capabilities;
- our ability to respond to competitive pressures within and outside the direct marketing and direct sales industries, including the Internet;
- our ability to recruit, train and retain effective sales personnel;
-  the effects of worldwide paper and postage costs;
- the effects of possible postal disruptions on deliveries of promotions, products and payments;
-  the effects of foreign currency fluctuations;
- the accuracy of our management's assessment of the future effective tax rate and the effects of initiatives to reduce the rate;
-  the adequacy of our financial resources;
- the effects of the terms of, and increased leverage resulting from additional borrowings under, our credit facilities;
-  the effects of interest rate fluctuations;
-  the effects of downgrades of our credit ratings;
- the effects of economic and political changes in the markets where we compete;
-  the effects of weather in limiting access to consumers; and
- the economic effects of terrorist activity and related events, especially those limiting access to consumers and otherwise affecting the direct marketing and direct sales industries.

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

PART II.  OTHER INFORMATION

Item 2.    CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER
           PURCHASES OF EQUITY SECURITIES

Shown in the table below are securities of the registrant that were not registered under the Securities Act of 1933 and were sold by the registrant within the past three years. The securities were sold to employees of subsidiaries of the registrant located outside of the United States pursuant to international employee stock purchase plans that permit the participants to purchase shares of company stock generally at a purchase price of 85% of the lower of the fair market value of the company stock on the first or the last day of a six-month period. These sales were made outside of the United States in reliance on the safe harbor under Regulation S under the Securities Act.

                                                      Number of      Aggregate
    Class of security               Date of sale     shares sold  purchase price
Class A Nonvoting Common Stock    June 30, 2001         7,275        $176,078
Class A Nonvoting Common Stock    December 31, 2001     7,993        $159,391
Class A Nonvoting Common Stock    June 30, 2002         8,257        $134,393
Common Stock                      December 31, 2002     9,255        $120,160
Common Stock                      June 30, 2003         8,231        $ 95,665
Common Stock                      December 31, 2003     8,102        $ 94,922



Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

At the 2003 Annual Meeting of Stockholders of The Reader's Digest
Association, Inc. held on November 21, 2003, the following matter was voted on by stockholders:

  Proposal 1: Election of Class 1 Directors to hold office until the 2006 Annual Meeting or until their successors are duly elected and qualified. Each nominee was elected by the votes cast as follows:

                                       For      Withheld
       Jonathan B. Bulkeley        86,797,292   2,190,947
       Herman Cain                 86,797,091   2,191,148
       William E. Mayer            84,288,053   4,700,186

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

      10.31 Amendment to Employment Agreement dated as of November 21, 2003, between The Reader's Digest Association, Inc. and Thomas O. Ryder.*

*Denotes a management contract or compensatory plan.


 (b)  Reports on Form 8-K

      During the three months ended December 31, 2003, we filed the following current reports on Form 8-K.

      - Current report on Form 8-K dated October 30, 2003, Items 9 and 12.

                            SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                                          The Reader's Digest Association, Inc.
                                          (Registrant)



Date:  February 6, 2004             By:   /s/ THOMAS D. BARRY
                                          Thomas D. Barry
                                          Vice President and
                                          Corporate Controller
                                          (chief accounting officer and
                                          authorized signatory)