Form 10-Q
period 2004-03-31
READERS DIGEST ASSOCIATION INC
filed 2004-05-07
CIK 858558

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2004

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

As of April 30, 2004, 98,999,706 shares of the registrant's common stock were outstanding.

                                                          Page 1 of 31 pages.

           THE READER'S DIGEST ASSOCIATION, INC. AND SUBSIDIARIES

                             Index to Form 10-Q
                                 (unaudited)

                               March 31, 2004


                                                                        Page No.

Part I - Financial Information:

Item 1.  Financial Statements

The Reader's Digest Association, Inc. and Subsidiaries
Consolidated Condensed Financial Statements (unaudited):

  Consolidated Condensed Statements of Income
   for the three-month and nine-month periods ended March 31, 2004
   and 2003                                                                 3

  Consolidated Condensed Balance Sheets
   as of March 31, 2004 and June 30, 2003                                   4

  Consolidated Condensed Statements of Cash Flows
   for the nine-month periods ended March 31, 2004 and 2003                 5

  Notes to Consolidated Condensed Financial Statements                      6

Item 2.   Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                       16

Item 4.   Controls and Procedures                                          29


Part II - Other Information                                                30

Item 6.   Exhibits and Reports on Form 8-K                                 30




                     The Reader's Digest Association, Inc. and Subsidiaries
                              Consolidated Condensed Statements of Income
                  Three-month and nine-month periods ended March 31, 2004 and 2003
                                 (In millions, except per share data)
                                            (unaudited)

                                            Three-month period ended    Nine-month period ended
                                                     March 31,                 March 31,
                                                  2004       2003         2004          2003

Revenues                                       $   561.0  $   563.5    $   1,852.1  $   1,911.2

Product, distribution and editorial expenses      (234.9)    (236.4)        (753.3)      (765.5)
Promotion, marketing and administrative
  expenses                                        (307.0)    (314.5)        (970.1)      (987.3)
Other operating items, net                            --      (16.1)          (9.1)       (13.3)
                                               ---------  ---------    -----------  -----------

  Operating profit (loss)                           19.1       (3.5)         119.6        145.1

Other (expense) income, net                        (17.5)      (5.1)         (35.1)       (28.3)
                                               ---------  ---------    -----------  -----------

  Income (loss) before provision for
    income taxes                                     1.6       (8.6)          84.5        116.8

Benefit (provision) for income taxes                 0.6        4.0          (29.3)       (42.4)
                                               ---------  ---------    -----------  -----------

  Net income (loss)                            $     2.2  $    (4.6)   $      55.2  $      74.4
                                               =========  =========    ===========  ===========

Basic earnings (loss) per share:
  Weighted average common shares
    outstanding                                     97.1       96.8           97.0         98.4
                                               =========  =========    ===========  ===========

  Basic earnings (loss) per share              $    0.02  $   (0.05)   $      0.56  $      0.75
                                               =========  =========    ===========  ===========

Diluted earnings (loss) per share:
  Adjusted weighted average common
   shares outstanding                               99.4       96.8           99.2         99.6
                                               =========  =========    ===========  ===========

  Diluted earnings (loss) per share            $    0.02  $   (0.05)   $      0.55  $      0.74
                                               =========  =========    ===========  ===========

Dividends per common share                     $    0.05  $    0.05    $      0.15  $      0.15
                                               =========  =========    ===========  ===========





See accompanying Notes to Consolidated Condensed Financial Statements.

            The Reader's Digest Association, Inc. and Subsidiaries
                     Consolidated Condensed Balance Sheets
                    As of March 31, 2004 and June 30, 2003
                                 (In millions)
                                  (unaudited)





                                                  March 31,    June 30,
                                                     2004        2003

Assets

  Cash and cash equivalents                       $   56.8     $   51.3
  Accounts receivable, net                           259.2        256.5
  Inventories                                        167.4        155.7
  Prepaid and deferred promotion costs               126.1        132.7
  Prepaid expenses and other current assets          166.3        191.8
                                                  --------     --------
Total current assets                                 775.8        788.0

  Property, plant and equipment, net                 160.0        162.5
  Goodwill                                         1,009.4      1,009.4
  Other intangible assets, net                       183.9        212.3
  Other noncurrent assets                            415.4        427.3
                                                  --------     --------
Total assets                                      $2,544.5     $2,599.5
                                                  ========     ========

Liabilities and stockholders' equity
  Loans and notes payable                         $    4.4     $   31.3
  Accounts payable                                   106.9         97.5
  Accrued expenses                                   267.8        281.4
  Income taxes payable                                21.9         36.5
  Unearned revenue                                   444.0        414.8
  Other current liabilities                           19.0         19.7
                                                  --------     --------
Total current liabilities                            864.0        881.2

  Long-term debt                                     732.3        834.7
  Unearned revenue                                   138.8        127.6
  Other noncurrent liabilities                       354.1        355.7
                                                  --------     --------
Total liabilities                                  2,089.2      2,199.2

  Capital stock                                       15.2         17.6
  Paid-in capital                                    210.0        215.0
  Retained earnings                                1,341.3      1,301.6
  Accumulated other comprehensive loss              (104.7)      (109.2)
  Treasury stock, at cost                         (1,006.5)    (1,024.7)
                                                  --------     --------
Total stockholders' equity                           455.3        400.3
                                                  --------     --------
Total liabilities and stockholders' equity        $2,544.5     $2,599.5
                                                  ========     ========



See accompanying Notes to Consolidated Condensed Financial Statements.


                       The Reader's Digest Association, Inc. and Subsidiaries
                          Consolidated Condensed Statements of Cash Flows
                          Nine-month periods ended March 31, 2004 and 2003
                                            (In millions)
                                              (unaudited)

                                                                       Nine-month period ended
                                                                               March 31,
                                                                            2004      2003

Cash flows from operating activities

  Net income                                                             $   55.2  $   74.4
 Depreciation and amortization                                               47.7      48.0
  Asset impairments                                                           0.8        --
  Stock-based compensation                                                    7.8       4.9
  Net gain on the sales of businesses, certain assets, investments
   and contract terminations                                                 (3.8)     (7.1)
  Changes in current assets and liabilities, net of effects of acquisitions and dispositions:
   Accounts receivable, net                                                   6.9      15.8
   Inventories                                                               (8.2)    (24.2)
   Unearned revenue                                                          23.1      26.4
   Accounts payable and accrued expenses                                    (15.6)    (18.9)
   Other, net                                                                22.1      (8.1)
  Changes in noncurrent assets and liabilities, net of effects of
   acquisitions and dispositions                                             25.4      20.7
                                                                         --------  --------
Net change in cash due to operating activities                              161.4     131.9
                                                                         --------  --------

Cash flows from investing activities
  Proceeds from maturities and sales of short-term investments and
   marketable securities                                                      0.8       5.2
  Purchases of investments and marketable securities                         (1.3)     (7.5)
  Proceeds from other long-term investments, net and sale of a
   business                                                                   3.0        --
  Proceeds from sales of property, plant and equipment                        0.6       3.7
  Capital expenditures                                                      (12.3)     (9.8)
                                                                         --------  --------
Net change in cash due to investing activities                               (9.2)     (8.4)
                                                                         --------  --------

Cash flows from financing activities
  Repayments of revolving credit and other facilities, net                   (0.7)       --
  Repayments of term loan                                                  (428.6)    (34.5)
  Proceeds from senior notes offering                                       300.0        --
  Payments of debt financing fees                                            (6.5)       --
  Dividends paid                                                            (15.5)    (15.8)
  Common stock repurchased                                                     --    (101.7)
  Proceeds from employee stock purchase plan and exercise                     1.4       1.8
   of stock options
  Other, net                                                                  0.6       0.4
                                                                         --------  --------
Net change in cash due to financing activities                             (149.3)   (149.8)
                                                                         --------  --------
Effect of exchange rate changes on cash                                       2.6      (0.3)
                                                                         --------  --------
Net change in cash and cash equivalents                                       5.5     (26.6)

Cash and cash equivalents at beginning of period                             51.3     107.6
                                                                         --------  --------
Cash and cash equivalents at end of period                               $   56.8  $   81.0
                                                                         ========  ========



See accompanying Notes to Consolidated Condensed Financial Statements

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

We report on a fiscal year that begins July 1. The three-month periods ended March 31, 2004 and 2003 are the third fiscal quarters of 2004 and 2003, respectively. Operating results for any interim period are not necessarily indicative of the results for an entire year due to the seasonality of our business.

Certain reclassifications have been made to the prior year financial statements to conform with the current year presentation.

New Accounting Standards

In May 2003, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. SFAS No. 150 established standards for classifying certain financial instruments that represent obligations yet also have characteristics similar to equity instruments. Specifically, SFAS No. 150 addresses the accounting for instruments such as mandatorily redeemable securities, certain option contracts and obligations to be settled in shares. SFAS No. 150 is effective for interim periods beginning after June 15, 2003 (for us, effective fiscal 2004 and thereafter). In November 2003, the FASB indefinitely delayed the effective date of the classification and measurement provisions that relate to noncontrolling interests in limited life entities.

In December 2003, the FASB issued FASB Interpretation (FIN) No. 46R, a revision to FIN No. 46, Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51. FIN No. 46 introduced a new consolidation model with respect to variable interest entities. The new model required that the determination of control should be based on the potential variability in gains and losses of the variable interest entity being evaluated. The entity with the majority of the variability in gains and losses is deemed to control the variable interest entity and is required to consolidate it. FIN No. 46R revised the effective dates for different types of entities. FIN No. 46R must be applied to all entities considered special purpose entities for the period ending after December 15, 2003 (the second quarter of 2004 for us). However, FIN No. 46R is effective for the first reporting period that ends after March 15, 2004 (the third quarter of 2004 for us) for all other types of variable interest entities.

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

Adoption of SFAS No. 150, FIN No. 46R and the revision to SFAS No. 132 did not have any impact on our operating results or financial position.

On January 12, 2004, the FASB issued FASB Staff Position (FSP) 106-1, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003. FSP 106-1 relates to the Medicare Prescription Drug, Improvement and Modernization Act of 2003 Act (the Act) signed into law by President Bush on December 8, 2003. The Act introduces a prescription drug benefit under Medicare Part D (Part D) and a federal subsidy for sponsors of retiree health care benefit plans that provide a benefit that is at least "actuarially equivalent" to Part D. Based on the level of benefits provided under our retiree health care plans, we believe they are at least "actuarially equivalent" to those provided by Part
D. In accordance with the provisions of FSP 106-1, we have elected not to defer the effect of the Act on our accumulated postretirement benefit obligation. We will reflect an $11.2 benefit as an unrecognized gain on our measurement date, March 31, 2004. This gain will be amortized as a component of net periodic postretirement (benefit) cost in future periods. The FASB will issue final authoritative guidance on this topic, which could require us to re-evaluate the impact of the Act.


(2)   Basic and Diluted Earnings (Loss) Per Share

Basic earnings (loss) per share is computed by dividing net income (loss) less preferred stock dividend requirements by the weighted average number of common shares outstanding during the period. The preferred stock dividend requirements were $0.3 for each of the three-month periods ended March 31, 2004 and 2003 and $1.0 for each of the nine-month periods ended March 31, 2004 and 2003.

Diluted earnings (loss) per share is computed in the same manner except that the weighted average number of common shares outstanding assumes the exercise and conversion of certain stock options and vesting of certain restricted stock. For the three-month period ended March 31, 2004, the assumed exercise, conversion and vesting were 2.3 million shares. For the comparable period ended March 31, 2003, including these shares in our calculation of loss per share results in a smaller loss per share; therefore, these shares are considered anti-dilutive and excluded from the computation of diluted loss per share. Accordingly, our loss per share for the three-month period ended March 31, 2003 is calculated using the basic number of shares. For the nine-month period ended March 31, 2004, the assumed exercise, conversion and vesting were 2.2 million shares; for the comparable period ended March 31, 2003, there were 1.2 million shares.

For the three- and nine-month periods ended March 31, 2004, 11.0 million shares were not included in the calculation of earnings per share. The effect would have been anti-dilutive and/or the exercise prices of these options were greater than the average market price of the stock during the period. For the three- and nine-month periods ended March 31, 2003, 13.8 million shares and 12.6 million shares, respectively, were not included in the calculation of loss per share because the exercise prices of these options were greater than the average market price of the stock during the period.


(3)   Stock-Based Compensation

The table below shows our net income (loss) and basic and diluted earnings
(loss) per share as reported on our income statements for the respective periods and adjusts these amounts to include the pro forma impact of using the fair value based method to calculate stock compensation expense as prescribed under SFAS No. 123, Accounting for Stock-Based Compensation. The fair value of our options on the date of grant was calculated using the Black-Scholes option-pricing model. The pro forma stock compensation would result in an additional $(2.6) and $(8.2) of expense, net of tax, for the three- and nine-month periods ended March 31, 2004, respectively. For the three- and nine-month periods ended March 31, 2003, such amounts would be $(3.1) and $(10.0), net of tax, respectively.

                              Three-month period ended   Nine-month period ended
                                       March 31,              March 31,
                                    2004      2003        2004       2003

Net income (loss), as
  reported                       $   2.2    $  (4.6)      $   55.2    $   74.4
                                 =======    =======       ========    ========

Less:  stock-based
  compensation expense
  determined using the fair
  value based method, net of
  tax                               (2.6)      (3.1)          (8.2)      (10.0)
                                 -------    -------       --------    --------

Net income (loss), pro forma     $  (0.4)   $  (7.7)      $   47.0    $   64.4
                                 =======    =======       ========    ========
Basic earnings (loss) per
  share, as reported             $  0.02    $ (0.05)      $   0.56    $   0.75
                                 =======    =======       ========    ========
Basic earnings (loss) per
  share, pro forma               $ (0.01)   $ (0.08)      $   0.48    $   0.65
                                 =======    =======       ========    ========
Diluted earnings (loss) per
  share, as reported             $  0.02    $ (0.05)      $   0.55    $   0.74
                                 =======    =======       ========    ========
Diluted earnings (loss) per
  share, pro forma               $ (0.01)   $ (0.08)      $   0.46    $   0.64
                                 =======    =======       ========    ========


For the three- and nine-month periods ended March 31, 2004, $1.4 and $5.1, net of tax, respectively, of expenses related to restricted stock are included in our net income (loss) and earnings (loss) per share, as reported. For the three- and nine-months periods ended March 31, 2003, those amounts were approximately $1.0 and $3.0, net of tax, respectively.


(4)Revenues and Operating Profit (Loss) by Reportable Segment

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


                                 Three-month period ended   Nine-month period ended
                                          March 31,                 March 31,
                                       2004      2003            2004      2003
Revenues
  Reader's Digest North America     $  197.5  $  203.2       $    632.5  $    645.1
  International Businesses             238.7     236.2            730.0       756.1
  Consumer Business Services           129.2     128.5            513.2       531.2
  Intercompany eliminations             (4.4)     (4.4)           (23.6)      (21.2)
                                    --------  --------       ----------  ----------
Total revenues                      $  561.0  $  563.5       $  1,852.1  $  1,911.2
                                    ========  ========       ==========  ==========

Operating profit (loss)
  Reader's Digest North America     $   11.3  $    9.0       $     54.6  $     47.2
  International Businesses              13.9       4.3             36.3        34.3
  Consumer Business Services             4.1       2.8             71.1        91.4
  Corporate Unallocated                (10.2)     (3.5)           (33.3)      (14.5)
  Other operating items, net              --     (16.1)            (9.1)      (13.3)
                                    --------  --------       ----------  ----------
Operating profit (loss)             $   19.1  $   (3.5)      $    119.6  $    145.1
                                    ========  ========       ==========  ==========

Intercompany eliminations
  Reader's Digest North America     $   (0.2) $   (1.0)      $     (0.8) $     (3.8)
  International Businesses              (0.9)     (0.1)            (2.2)       (2.4)
  Consumer Business Services            (3.3)     (3.3)           (20.6)      (15.0)
                                    --------  --------       ----------  ----------
Total intercompany eliminations     $   (4.4) $   (4.4)      $    (23.6) $    (21.2)
                                    ========  ========       ==========  ==========




(5)  Comprehensive (Loss) Income

Accumulated other comprehensive income as reported in our balance sheets primarily represents foreign currency translation adjustments. The components of comprehensive income, net of related tax, for the three- and nine-month periods ended March 31, 2004 and 2003 were as follows:


                                                Three-month period ended    Nine-month period ended
                                                         March 31,                   March 31,
                                                     2004       2003             2004       2003

Net income (loss)                                   $  2.2  $ (4.6)            $  55.2  $  74.4
Change in:
  Foreign currency translation adjustments            (3.5)    6.1                 4.0      8.6
  Net unrealized gains on certain
    investments (1)                                     --     0.2                 0.2       --
  Reclassification adjustments for gains that
   are included in net income (2)                       --    (1.3)               (0.5)    (3.3)
  Net unrealized gains (losses) on certain
   derivative transactions (3)                        (0.1)   (0.1)               (0.1)    (1.1)
  Reclassification adjustments for losses
   that are included in net income (4)                 1.0      --                 1.0       --
                                                    ------  ------             -------  -------
Total comprehensive (loss) income                   $ (0.4) $  0.3             $  59.8  $  78.6
                                                    ======  ======             =======  =======



(1)Net unrealized gains on certain investments, net of related tax, principally represents our investment in the voting common shares of LookSmart, Ltd.
   For the three- and nine-month periods ended March 31, 2004, these amounts are net of deferred taxes of zero and a deferred tax liability of $(0.1), respectively. For the three- and nine-month periods ended March 31, 2003, these amounts are net of deferred tax liabilities of $(0.1) and zero, respectively.

(2)Reclassification adjustments for gains that are included in net income are net of deferred taxes of zero and a deferred tax asset of $0.3 for the three- and nine-month periods ended March 31, 2004, respectively. For each of the three- and nine-month periods ended March 31, 2003, these amounts were $0.7 and $1.8, respectively.

(3)Net unrealized (losses) gains on certain derivative transactions in 2004, net of related tax, principally represents gains and losses on the value of our interest rate caps. For each of the three- and nine-month periods ended March 31, 2004, these amounts are net of nominal deferred tax liabilities. For the three- and nine-month periods ended March 31, 2003, these amounts are net of deferred tax assets of $0.1 and $0.6, respectively. See Note
   11, Derivative Instruments, for additional information.

(4)Reclassification adjustments for losses that are included in net income in 2004, net of related tax, principally represents amortization of the premium paid to consummate the interest rate caps. For each of the three- and nine-month periods ended March 31, 2004, these amounts are net of deferred tax liabilities of $(0.5).


(6) Other Operating Items, Net

During the three-month period ended March 31, 2004, we recorded charges of $(1.7) in other operating items, net. These charges related to severance of $(0.6), and asset impairments and costs associated with closing our Norway location totaling $(1.1). The severance charges relate to efforts to streamline certain domestic businesses. These charges were offset by $1.7 of reversals of charges recorded in previous periods that are no longer necessary. We generally review our restructuring charges quarterly to determine the appropriateness of existing reserves in light of current circumstances. Accordingly, these charges, principally consisting of severance, were reversed because of the occurrence of events that affected our original plans.

For the nine-month period ended March 31, 2004, we recorded other operating items, net, of $(9.1). The charges comprised $(6.5), net, for severance and $(2.6), net, for contract terminations, asset impairments and costs associated with closing our Norway location. The severance charges relate to integrating Reiman's customer service department with our outsource provider and streamlining operations in certain European markets and corporate departments. As a result of these actions, approximately 140 employees are expected to be terminated during the fourth quarter of 2004 and the first half of fiscal 2005.

For the nine-month period ended March 31, 2003, we recorded an expense of $(13.3) under other operating items, net. This amount comprised expenses of $(16.1) recorded in the third quarter of 2003 (primarily related to severance costs associated with staff eliminations in overhead areas across the company, primarily in international locations, and asset impairments in the United States), and income of $2.8 recorded in the first quarter of 2003.
The $2.8 consisted primarily of net adjustments to litigation-related accrual balances, established in previous years, following settlement of a lawsuit in the first quarter of 2003.

Other operating items recorded in previous periods also represent charges related to the streamlining of our organizational structure and the strategic repositioning of certain businesses. The components of these charges, included in accrued expenses on the balance sheets, are described in further detail below:

- Severance Costs - These accruals represent the cost to separate employees from our operations as a result of actions taken and plans developed to streamline the organizational structure. This separation is accomplished through a combination of voluntary and involuntary severance programs. The positions to be separated were identified when the charge was recorded.

- Contract Terminations - These accruals represent anticipated costs to terminate contractual obligations in connection with streamlining activities.

- Impairment Losses - As a result of streamlining activities, we have previously incurred charges related to the carrying value of certain long-lived assets, computer hardware and software, and property, plant and equipment no longer used in our operations.

The table below reflects changes for the three-month period ended March 31, 2004 to accruals recorded in the current and previous periods. A majority of the reserves remaining and spending to date relate to severance costs. Of the approximately 700 positions identified to be separated under the charges recorded in the third and fourth quarters of 2003 and in the second and third quarters of 2004, approximately 75% had been separated as of March 31, 2004.


   Initial year         Balance at       Adjustments/                   Balance at
    of charge       December 31, 2003      Accruals      Spending     March 31, 2004

  2002 & prior          $   4.4            $ (0.5)        $ (0.6)         $   3.3
  2003                     12.3              (0.1)          (3.0)             9.2
  2004                      8.9               1.6           (2.2)             8.3
                        -------            ------         ------          -------
     Total              $  25.6            $  1.0         $ (5.8)         $  20.8
                        =======            ======         ======          =======



For the nine-month period ended March 31, 2004, spending charged against reserves recorded in the current and previous periods amounted to $(24.0) primarily related to severance and costs incurred to restructure business processes in certain corporate departments.


   Initial year         Balance at     Adjustments/                   Balance at
    of charge         June 30, 2003      Accruals      Spending     March 31, 2004

  2002 & prior           $   7.0         $ (0.5)        $ (3.2)        $   3.3
  2003                      27.7           (0.1)         (18.4)            9.2
  2004                        --           10.7           (2.4)            8.3
                         -------         ------         ------         -------
     Total               $  34.7         $ 10.1         $(24.0)        $  20.8
                         =======         ======         ======         =======



(7)   Inventories

                                             March 31,       June 30,
                                                2004           2003

Raw materials                                 $  10.5        $   9.3
Work-in-progress                                  2.8            6.2
Finished goods                                  154.1          140.2
                                                -----          -----
Total inventories                             $ 167.4        $ 155.7
                                              =======        =======

As of March 31, 2004 and 2003, we held $167.4 and $182.8 in inventories, respectively. During both of these periods, we used the first-in, first-out
(FIFO) method to value our inventories.


(8)   Investments

Marketable securities previously included in other noncurrent assets on the balance sheets primarily represented the fair market value (based on quoted market prices) of our investment in LookSmart, Ltd. These securities were accounted for and classified as available-for-sale securities. As of March 31, 2004, we had sold all of our remaining shares (as of June 30, 2003, the market value of these shares totaled $0.6).

During the nine-month period ended March 31, 2004, we sold 0.2 million shares of LookSmart and recorded a pre-tax gain of $0.8 in other (expense) income, net on the income statements. During the three- and nine-month periods ended March 31, 2003, we sold 0.7 million and 2.7 million shares of LookSmart, respectively, and recorded pre-tax gains of $2.0 and $5.1, respectively, in other (expense) income, net on the income statements.

(9)   Goodwill and Intangible Assets, Net

There were no changes in the carrying amount of goodwill during the three-month period ended March 31, 2004. The carrying amount of goodwill as of March 31, 2004 was $1,009.4, of which $686.4 was attributable to Reader's Digest North America and $323.0 was attributable to Consumer Business Services. We tested our goodwill for impairment in the third quarter of 2004 (our designated annual period) and determined that no impairment existed with respect to our holdings at that time.

The following categories of acquired intangible assets are included in other intangible assets, net, on the balance sheets, as of March 31, 2004 and June 30, 2003:


                                             March 31, 2004       June 30, 2003
                                             Gross       Net     Gross      Net

Intangible assets with indefinite lives:
  Trade names                              $   89.7   $  89.7   $  89.7   $  89.7

Intangible assets with finite lives:
  Licensing agreements                         56.1      38.0      54.8      41.0
  Customer lists                              137.8      56.2     137.8      81.6
  Other trade names and
    noncompete agreements                       3.0        --       3.0        --
                                           --------   -------   -------   -------
Total intangible assets                    $  286.6   $ 183.9   $ 285.3   $ 212.3
                                           ========   =======   =======   =======



Amortization related to intangible assets with finite lives amounted to $(9.9) and $(29.7) for the three- and nine-month periods ended March 31, 2004, respectively. For the three- and nine-month periods ended March 31, 2003, amortization amounted to $(9.9) and $(29.7), respectively. Our most significant licensing agreement (discussed below) is principally amortized over the initial 10-year contract term, with a portion being amortized over the remaining 17-year term of our amended agreement. Customer lists are being amortized principally between three and six years. Estimated fiscal year amortization expense for intangible assets with finite lives is as follows: fiscal 2004 - $39.9; fiscal 2005 - $36.8; fiscal 2006 - $15.9;
fiscal 2007 - $10.5 and fiscal 2008 - $5.8.

Licensing Agreement

In May 2000, QSP, Inc. entered into a long-term licensing agreement with World's Finest Chocolate, Inc. The cost associated with the agreement was assigned to licensing agreements and is included in other intangible assets, net on the balance sheets. In September 2002, this agreement was amended to extend the term of the original agreement by 10 years, reduce the annual minimum tonnage purchase requirements, favorably adjust pricing and permit QSP to sell World's Finest Chocolate products through marketing channels other than fundraising, under specified circumstances. In connection with these amended terms, QSP paid World's Finest Chocolate $10.5 in 2003. The amount paid in May 2000 to consummate the initial agreement is being amortized over the original 10-year license term. Amounts paid to amend the agreement have been assigned various amortization periods ranging from 7 to 17 years (the remaining period of the amended agreement).

The approximate annual minimum purchase amounts under the amended agreement are: fiscal 2004 - $55.0; fiscal 2005 - $59.0; fiscal 2006 - $61.0; fiscal
2007 - $62.0; and approximately $69.0 per year from fiscal 2008 to fiscal 2020. The amounts are estimates based on minimum tonnage requirements and nominal price increases as stipulated in the amended agreement. We continue to monitor our performance under this contract and, although sales related to this agreement are higher, we currently do not anticipate meeting the minimum purchase requirements for 2004. Accordingly, we have recorded an estimated penalty of approximately $0.8 in accrued expenses on the balance sheet. For the nine-month period ended March 31, 2003, we had accrued a penalty of $2.0.


(10) Debt

As described in Note 11 to the Consolidated Financial Statements included in our 2003 Annual Report to Stockholders, our borrowings (collectively referred to as the 2002 Credit Agreements) consist principally of proceeds from the Term Loan Agreement (Term Loan) and our Five-Year Revolving Credit and Competitive Advance Facility Agreement (Five-Year Facility). The maximum borrowing allowed under the Five-Year Facility is $192.5. The 2002 Credit Agreements are secured by substantially all of our assets and are subject to various financial and non-financial covenants.

On March 3, 2004, we completed a private placement, with registration rights, of $300.0 of 6.5% senior unsecured notes due in 2011 (Senior Notes) in order to refinance amounts outstanding under the Term Loan. The proceeds from this offering were used to repay $294.0 of principal outstanding under the Term Loan, with the remainder used to pay a portion of the financing costs. Total financing fees of approximately $7.6 related to the offering have been deferred and will be amortized on a straight-line basis over the life of the Senior Notes. Concurrently with the refinancing, we amended the 2002 Credit Agreements to allow us to repurchase shares, pay cash dividends and make certain other restricted payments, in any combination thereof, up to $50.0 each fiscal year.

During the nine-month period ended March 31, 2004, we also repaid $134.6 of principal outstanding under the Term Loan (consisting of $15.8 in mandatory repayments, $10.8 in additional mandatory repayments pursuant to an excess cash flow calculation performed annually, and $108.0 in voluntary prepayments), excluding amounts that were refinanced. The amount of scheduled repayments is continually adjusted to the extent that we continue to make voluntary repayments and additional mandatory repayments. As a result, after all Term Loan repayments described above, scheduled principal repayments under the Term Loan are $1.1 per quarter until fiscal 2007 and $105.6 per quarter in fiscal 2008. We are required to perform a calculation in the first quarter of every fiscal year (based on an excess cash flow calculation outlined in the Term Loan) to determine any potential additional mandatory repayments. As of March 31, 2004, we had $436.7 of borrowings outstanding under the Term Loan, $300.0 outstanding under the Senior Notes and zero outstanding under the Five-Year Facility. These amounts are included in long-term debt and in loans and notes payable on the balance sheets.

Interest expense for the three- and nine-month periods ended March 31, 2004 was $(18.2) and $(42.6), respectively (for the three- and nine-month periods ended March 31, 2003, interest expense was $(10.5) and $(36.0), respectively). As a result of the refinancing described above, we wrote off $(5.2) of deferred financing fees for the portion of the Term Loan that was refinanced. Such amount was recognized in interest expense. In addition, we terminated interest rate caps with a notional amount of $250.0, which resulted in accelerated amortization of $(1.3) of the premium paid for these instruments. Such amount is included in interest expense. Interest income on cash balances was $1.2 and $3.7 for the three- and nine-month periods ended March 31, 2004, respectively ($0.7 and $4.1 for the three- and nine-month periods ended March 31, 2003, respectively). The weighted average interest rate charged by our lenders on our borrowings for the nine-month periods ended March 31, 2004 and 2003 was 4.2% and 4.1%, respectively.


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

Cash Flow Hedges - For the nine-month period ended March 31, 2004, the fair value of our interest rate caps decreased by a nominal amount, net of deferred taxes; for the three-month period ended March 31, 2004, the fair value of our interest rate caps decreased $(0.1), net of deferred taxes. For the three- and nine-month periods ended March 31, 2003, the fair value of our interest rate caps decreased, resulting in a loss of $(0.1) and $(1.1), respectively, net of deferred tax assets of $0.1 and $0.6, respectively. These changes are reported in accumulated other comprehensive loss included in stockholders' equity on the balance sheets. The gains and losses are deferred until the underlying transaction is recognized in earnings.

As described in Note 10, Debt, in the third quarter of 2004 we refinanced a portion of our borrowings outstanding under the Term Loan. As a result, the total amount of outstanding borrowings under the Term Loan, and the total notional amount of related interest rate caps required, declined. Accordingly, in the third quarter we terminated interest rate caps with a notional value of $250.0 and recognized the remaining unamortized premium on those instruments, $1.3, in interest expense. We currently maintain interest rate caps with a notional amount of $150.0. There were no cash flow hedges discontinued during the three- and nine-month periods ended March 31, 2003.


(12) Pension Information

In December 2003, the FASB issued a revision to SFAS No. 132. The statement revised the financial statement disclosures required for pension and postretirement obligations, including new interim disclosures. We sponsor various pension plans including those for employees in the United States, international employees and excess plans for executives. The largest plan, covering substantially all employees in the United States, is a cash balance plan.

The table below details the components of our net periodic pension (benefit) cost for the three- and nine-month periods ended March 31, 2004 and 2003.


                                            Three-month period ended    Nine-month period ended
                                                    March 31,                  March 31,
                                                  2004     2003              2004     2003

Service cost                                    $   5.0  $   3.8           $  14.5  $  11.4
Interest cost                                      11.5     11.6              33.7     34.7
Expected return on plan assets                    (16.3)   (20.0)            (48.1)   (59.8)
Amortization                                       (0.1)    (0.2)             (0.4)    (0.6)
Recognized actuarial gain                           1.4     (0.5)              4.1     (1.5)
Curtailments, settlements and other items            --      0.1                --      0.7
                                                -------  -------           -------  -------
Net periodic pension (benefit) cost             $   1.5  $  (5.2)          $   3.8  $ (15.1)
                                                =======  =======           =======  =======



For the three- and nine-month periods ended March 31, 2004, approximately $2.8 and $7.3, respectively was contributed to our pension plans. For 2004, total contributions are expected to be $9.6.

The table below details the components of our net periodic postretirement (benefit) cost for the three- and nine-month periods ended March 31, 2004 and 2003.


                                    Three-month period ended   Nine-month period ended
                                            March 31,                 March 31,
                                          2004    2003               2004   2003

Service cost                             $  0.3  $  0.2            $  0.9  $  0.7
Interest cost                               1.6     1.3               4.7     3.7
Amortization of prior service cost         (0.2)   (0.1)             (0.4)   (0.3)
Recognized actuarial gain                    --    (0.5)               --    (1.6)
                                         ------  ------            ------  ------
Net periodic postretirement cost         $  1.7  $  0.9            $  5.2  $  2.5
                                         ======  ======            ======  ======



(13) Share Repurchase Authorization

As of March 31, 2004, under various share repurchase authorizations (announced during 2000, 2001 and 2002), we have repurchased 8.6 million shares of our Class A Nonvoting Common Stock for approximately $231.7 in previous periods. In May 2001 we announced a $250.0 share repurchase authorization, of which $186.0 remains as of March 31, 2004. Under the 2002 Credit Agreements, we were prohibited from repurchasing our Common Stock until our credit ratings are investment grade. However, because of the amendment described in Note 10, Debt, we are allowed to repurchase shares, pay cash dividends and make certain other restricted payments, in any combination, up to $50.0 each fiscal year.

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

The following discussion and analysis provides information that we believe is relevant to an assessment and understanding of our consolidated results of operations and financial condition and has been written excluding the effect of foreign currency translation, except as specifically noted otherwise.
This discussion should be read in conjunction with the Consolidated Condensed Financial Statements and related notes. Certain amounts and percentages do not recalculate due to rounding. Operating results for any interim period are not necessarily indicative of the results for an entire year due to the seasonality of our business.


Three-Month Period Ended March 31, 2004, Compared With Three-Month Period Ended March 31, 2003

Results of Operations:  Company-Wide

Overview

The second half of the fiscal year is generally not as significant as the first half because it usually represents less than half of our annual revenues and a minor portion of our operating profit. The second quarter is our most significant in terms of revenues and operating profit. In 2004, the third quarter results were a distinct improvement over the year-ago quarter, and we are making progress toward our plan, which calls for sustainable revenue and profit growth by fiscal 2005. In fact, all three of our reportable segments reported significant year-over-year profit improvements. The most significant profit improvement was in International Businesses. However, revenues declined in two of our three reportable segments.

In the third quarter of 2004, we refinanced a portion of borrowings outstanding by issuing 6.5% senior unsecured notes due in 2011. This transaction gave us more operating flexibility by extending the maturities on a portion of our existing debt.


Revenues

Revenues for the third quarter of 2004 decreased to $561, compared with $563 for the third quarter of 2003. Excluding the effect of foreign currency translation, revenues declined 6%. While revenues for International Businesses and Reader's Digest North America were lower, revenues for Consumer Business Services were relatively flat.

We anticipated a decline in revenues for International Businesses because weak conditions persist in most of the markets in which we operate. In addition, our decisions to scale back promotional mailings and to exit marginally profitable businesses in certain markets adversely affected revenues. Response rates to promotional mailings have generally stabilized although our active customer base has continued to shrink as a result of fewer mailings. The most significant revenue declines were in the United Kingdom, Switzerland, Germany, and Asia.

Revenues for Reader's Digest North America declined because of continued lower circulation revenues for Reader's Digest magazine, in response to our January 2004 reduction in the rate base, and lower revenues from annual book products at Reiman. Lower sales of Books and Home Entertainment products, due to the elimination of an illustrated series business, contributed to the decline.

Consumer Business Services revenues were relatively flat when compared with the third quarter of 2003. We had less revenue from Books Are Fun because of lower corporate event sales. Increased sales of series and other products in Trade Publishing and Young Families through direct mail and retail channels offset much of the revenue decline. In addition, revenues at QSP improved slightly.

Operating Profit

Operating results for the third quarter of 2004 increased to a profit of $19 from a loss of $(3) in the same quarter of 2003. The significant improvement was largely attributable to the fact that there were no restructuring charges in the third quarter of 2004 and because all of our reportable segments generated increased profits, especially International Businesses. However, overall improvements were partially offset by higher non-cash corporate expenses.

We attribute the improvement in International Businesses profits principally to active management of costs in most markets, improved execution and the realization of the benefits of cost-reduction initiatives. The countries with the most significant increases in profits were France and Australia, where prior year profits were adversely affected by our transition to new outsource vendors. The resolution of these issues and improved payment rates in these markets drove the profit improvement this year. Profits in other markets, including Benelux, Poland and Mexico, improved due to lower product and promotion costs.

Profits for Reader's Digest North America increased because of lower promotion and fulfillment costs for Reader's Digest magazine and lower overall overhead costs. However, profits declined at Reiman because of lower book revenues and investments in new business initiatives.

Consumer Business Services had higher profits as a result of increased sales for Trade Publishing and Young Families. Increased product costs at Books Are Fun and increased investments in the sales force at QSP partially offset this improvement.

Corporate Unallocated expenses reflect the cost of governance and centrally managed expenses, as well as the accounting for U.S. pension plans, post-retirement healthcare costs, and executive compensation programs that are not allocated to the reportable segments. For the third quarter of 2004, these costs increased $(7) when compared with the third quarter of 2003. The increase was because of a $(5) decrease in net pension income (from our over-funded U.S. pension plan), a $(1) increase in compensation expense due to a greater mix of restricted stock versus stock options and a $(1) increase associated with post-retirement healthcare costs.


Other (Expense) Income, Net

Other (expense) income, net for the third quarter of 2004 increased to $(18), compared with $(5) for the third quarter of 2003. The primary reason for the increase was the write-off of deferred financing fees because we refinanced a portion of our existing debt and we terminated some of our interest rate caps that were no longer required. These two transactions resulted in additional non-cash interest expense of $(6.5). Other factors affecting comparability include:

  - Income of $3 in the third quarter of 2003, related to an insurance recovery of costs associated with the recapitalization transactions that were completed during the second quarter of 2003.
  - Gains on sales of shares of LookSmart, Ltd. of $2 in the third quarter of 2003 (we completely liquidated our remaining investment in LookSmart in the first quarter of 2004).
  - The write-off of $(2) in the third quarter of 2004 of foreign currency translation losses associated with the closure of our business in Norway.


Income Taxes

The effective income tax rate for the third quarter of 2004, a benefit of 34.8%, was affected by two significant factors. In the third quarter we reversed a $3 valuation allowance related to deferred tax assets in an international market. This was partially offset by a total of $2 from non-deductible expenses related to the dissolution of our Norway subsidiary and reduced tax benefits resulting from certain international transactions. For the third quarter of 2003, our effective tax rate was a benefit of 46.5%. This included the recovery from our insurance company of expenses associated with the recapitalization. Excluding this income item, our effective tax rate for the third quarter of 2003 was a benefit of 35.4%.


Net Income (Loss) and Earnings (Loss) Per Share

For the third quarter of 2004, net income was $2, or $0.02 per share for both basic and diluted earnings per share. In the prior year period, we reported a net loss of $(5), or $(0.05) per share for both basic and diluted loss per share.


Results of Operations:  Reportable Segments

The following chart details our revenues, profit and other operating items, net.


                                        Three-month period ended
                                                March 31,
                                            2004       2003

Revenues
  Reader's Digest North America            $ 197      $ 203
  International Businesses                   239        236
  Consumer Business Services                 129        128
  Intercompany eliminations                   (4)        (4)
                                           -----      -----
Total revenues                             $ 561      $ 563
                                           =====      =====

Operating profit (loss)
  Reader's Digest North America            $  11      $   9
  International Businesses                    14          4
  Consumer Business Services                   4          3
  Corporate Unallocated(1)                   (10)        (3)
  Other operating items, net(2)               --        (16)
                                           -----      -----
Operating profit (loss)                    $  19      $  (3)
                                           =====      =====

Intercompany eliminations
  Reader's Digest North America            $  --      $  (1)
  International Businesses                    (1)        --
  Consumer Business Services                  (3)        (3)
                                           -----      -----
Total intercompany eliminations            $  (4)     $  (4)
                                           =====      =====

   (1) Corporate Unallocated includes expenses for the cost of governance and centrally managed expenses, as well as the accounting for U.S. pension plans, post-retirement healthcare costs, and executive compensation programs that are not allocated to the reportable segments. Governance and centrally managed expenses include costs for departments such as corporate finance, general corporate management, investor relations, legal, public relations and treasury and for related information technology and facility costs incurred by these departments.

   (2) Other operating items, net in 2003 consists primarily of severance and other charges taken to streamline our operations. The charge related to: 2% to Reader's Digest North America, 64% to International Businesses, 12% to Consumer Business Services and 22% to corporate departments that benefit the entire organization.


Reader's Digest North America

Revenues for Reader's Digest North America for the third quarter of 2004 decreased 3% to $197, compared with $203 for the third quarter of 2003. Excluding the effect of foreign currency translation, revenues declined 5%. The decline was due primarily to lower circulation revenues for Reader's Digest magazine, lower sales of book products at Reiman and lower revenues for U.S. Books and Home Entertainment products.

Circulation revenues for Reader's Digest magazine were down due to a decline in renewal pools and fewer agent subscriptions, due to the January 2004 reduction in the rate base, partially offset by the addition of new subscribers at lower introductory rates. We expected a decline in revenues for Reader's Digest magazine because of the January 2004 rate base reduction that was executed to enhance the profitability of the magazine.

Revenues for Reiman declined because of increased return rates for annual book products and lower renewal rates for certain magazines. Increased revenues from new products partially offset these declines.

U.S. Books and Home Entertainment revenues declined primarily because we discontinued part of our illustrated series business.

Revenues from new products partially offset these declines. In particular, we had increased revenues due to Backyard Living (a magazine combining Reiman and Reader's Digest content) and Our Canada (a Reiman-inspired magazine in Canada). We launched these magazines in the third quarter of 2004.

Operating profit for this segment for the third quarter of 2004 increased 26% to $11, compared with $9 for the third quarter of 2003. Excluding the effect of foreign currency translation, profits increased 22%. Improved profitability due to a lesser reliance on subscriptions generated by agents and lower promotion and fulfillment costs for Reader's Digest magazine, due in part to the January 2004 reduction in the rate base, were the primary drivers of this improvement. Another driver was lower overhead costs from cost-reduction initiatives. Lower profits from Reiman, because of reduced revenue and increased costs associated with new magazine launches, partially offset these profit improvements.


International Businesses

Revenues for International Businesses for the third quarter of 2004 increased 1% to $239, compared with $236 for the third quarter of 2003. Excluding the effect of foreign currency translation, revenues decreased 11%.
International Businesses has been faced with several issues influencing the revenue decline, principally: lower response rates to promotional mailings in some markets (however, response rates in many markets have begun to stabilize), and weak economic conditions in many of our markets.

To mitigate these factors, we reduced mail quantities and the frequency of our mailings. While these reductions reduce the risk of unprofitable mailings and mailing intensity, thereby increasing profits, they also decrease the number of active promotable customers, thereby lowering revenues.

The most significant revenue declines were in the United Kingdom, Switzerland, Germany and Asia. Revenues in Spain declined as we discontinued certain significant lines of business in that market. In addition, revenues in our Nordic region declined as we consolidated our businesses in this region to enhance profitability.

Increased revenues in Russia partially offset other revenue declines. The improvements in Russia came from increased sales of general books and other products.

Operating profit for this segment for the third quarter of 2004 increased to $14, compared with $4 for the third quarter of 2003. Excluding the effect of foreign currency translation, profits increased $8. Active management of costs in most markets, improved execution and the impact of cost-reduction initiatives were the key drivers of the increase in profits. Lower promotion and product costs, which came from lower overall sales volumes in certain markets, partially offset the improvement. Increased promotion spending to test new products and expand into new markets was another partially offsetting factor to the overall profit improvement. The countries that showed largest improvements in profit were France, Australia, Benelux, Poland and Mexico.


Consumer Business Services

Revenues for Consumer Business Services for the third quarter of 2004 were flat compared with the third quarter of 2003. Trade Publishing and Young Families and, to a lesser extent, QSP, had increased revenues, yet revenue declines at Books Are Fun offset those improvements.

The 2% decline in revenues for Books Are Fun resulted from lower corporate event sales and fewer events held. We attribute the decline in average sales per event to weaker product selection. We held fewer events primarily because of turnover in the sales force earlier in the year.

Trade Publishing and Young Families had a 9% increase in revenues driven by increased sales of certain products through retail channels for Trade Publishing and additional series mailings for Young Families. At the same time, we discontinued certain unprofitable mailings in Young Families, lowering revenues.

We attribute the 1% increase in revenues for QSP to increased sales of food products and the finalization of fall marketing and selling programs. In addition, revenues for QSP Canada also increased. However, lower same-account sales and fewer accounts launched in the third quarter of 2004 when compared with the third quarter of 2003 resulted in lower sales volumes for magazines and gifts. The chief drivers of the decline in accounts launched and in sales volumes for magazines and gifts were turnover in the sales force in certain territories, increased competition for fundraising dollars and a soft economy.

Because of our efforts to grow the sales force, we now have more sales representatives to serve new and existing markets for both QSP and Books Are Fun. However, because of the time required to develop territories, the additional sales representatives did not make a significant impact in the third quarter.

Operating profit for this segment for the third quarter of 2004 increased 46% to $4. While improved performance for Trade Publishing and Young Families (as explained above) were the key drivers of the improved profits, there were other partially offsetting factors. QSP made investments in its sales force and Books Are Fun had increased commission rates and increased costs for freight and warehousing. Moreover, lower average selling prices further deteriorated margins at Books Are Fun.

During the year we estimate the quantity of products we will purchase from World's Finest Chocolate (WFC). Although we expect purchases in 2004 to be 15% higher than in 2003, this level of purchases will not meet our minimum tonnage commitment. Instead of buying additional inventory at the end of 2004 to compensate for this shortfall, we have accrued a penalty that we expect to pay WFC. The estimated penalty for 2004 of $1 is comparable to the penalty accrued in the third quarter of 2003.


Nine-Month Period Ended March 31, 2004, Compared With Nine-Month Period Ended March 31, 2003

Results of Operations:  Company-Wide

Overview

The first nine months of the fiscal year represent the vast majority of our revenues and operating profit for the fiscal year. This is because the second quarter is our most significant in terms of revenues and operating profit. In 2004, the third quarter marked an important period in our two-year plan to achieve sustainable revenue and profit growth by fiscal 2005. International Businesses exhibited the most significant profit improvement. Profits for International Businesses increased 6% for the nine-month period ended March 31, 2004 when compared with the comparable period in the previous year. This compares with a 25% decline in profit for the six-month period ended December 31, 2003, when compared with the six-month period ended December 31, 2002. In addition, profits for Reader's Digest North America improved in response to our efforts to improve circulation profitability.

In the third quarter of 2004, we refinanced a portion of borrowings outstanding by issuing 6.5% senior unsecured notes due in 2011. This transaction gave us more operating flexibility by extending the maturities on a portion of our existing debt.


Revenues

Revenues for the nine-month period ended March 31, 2004 decreased 3% to $1,852, compared with $1,911 for the nine-month period ended March 31, 2003. Excluding the effect of foreign currency translation, revenues decreased 8%. We attribute the revenue decline primarily to lower sales for International Businesses and secondarily, to lower sales for Reader's Digest North America and Consumer Business Services.

Revenues for International Businesses declined because of fewer active promotable customers, lower response rates to promotional mailings and lower membership in certain series products. Weak economic conditions in many of our markets contributed to the decline. Due to these factors, we strategically reduced promotional mailings, which further lowered revenues. The most significant revenue declines were in the United Kingdom, France, Germany, Asia and Switzerland.

The decline in revenues for Reader's Digest North America was evident in almost all of the businesses in this segment. Reader's Digest magazine had the most significant decline, in part due to the January 2003 and 2004 reductions in the rate base, but there were also declines for U.S. Books and Home Entertainment and at Reiman.

Revenues for Consumer Business Services declined due to weaker sales for QSP and Books Are Fun. These declines were principally a result of turnover in the sales force earlier in the year. Improved performance for Trade Publishing and Young Families partially offset these declines.

Operating Profit

Operating profit for the nine-month period ended March 31, 2004 decreased 18% to $120, compared with $145 for the nine-month period ended March 31, 2003. Excluding the effect of foreign currency translation, profits decreased 22%. We had lower profits because we had higher corporate expenses during this period in 2004 than the same period in 2003. In addition, weaker results for Consumer Business Services (primarily in the second quarter of 2004) and, to a lesser extent, International Businesses contributed to the lower profits. Increased profits from Reader's Digest North America and a smaller restructuring charge partially offset the decline.

Corporate Unallocated expenses reflect the cost of governance and centrally managed expenses, as well as the accounting for U.S. pension plans, post-retirement healthcare costs, and executive compensation programs that are not allocated to the reportable segments. For the nine-month period ended March 31, 2004, these costs increased $(19) when compared with the comparable period in the prior year. The increase was because of a $(13) decrease in net pension income (from our over-funded U.S. pension plan), a $(3) increase in compensation expense due to a greater mix of restricted stock versus stock options and a $(3) increase associated with post-retirement healthcare costs.

Profits for Consumer Business Services declined because of lower overall revenues, principally in the second quarter of 2004. Investments in the sales force at QSP and increased selling and product costs at Books Are Fun contributed to the decline.

The decline in profits for International Businesses was the result of lower overall revenues. Lower promotion costs and the effect of cost-reduction initiatives partially offset the declines. The most significant profit improvement was in Australia.

Profits for Reader's Digest North America increased principally due to lower product, promotion and fulfillment costs.


Other (Expense) Income, Net

Other (expense) income, net for the nine-month period ended March 31, 2004 increased to $(35), compared with $(28) for the nine-month period ended March 31, 2003. The primary reason for the increase was the write-off of deferred financing fees because we refinanced a portion of our existing debt and we terminated some of our interest rate caps that were no longer required.
These two transactions resulted in additional interest expense of $(6.5). Other factors affecting comparability include:

  - A gain of $3 from proceeds received in exchange for our interest in Schoolpop, Inc., which merged into an unrelated third party in the first quarter of 2004 (we had written this investment down to zero in the fourth quarter of fiscal 2002).
  - The write-off of $(2) in the third quarter of 2004 in foreign currency translation losses associated with the closure of our business in Norway.
  - Lower gains on sales of shares of LookSmart, Ltd. of $5. In the first quarter of 2004, we completely liquidated our remaining investment in LookSmart.
  - Expenses of $(3) incurred in 2003 connection with our recapitalization transactions.
  - A gain of $2 from the sale of a building in Australia in the second quarter of 2003.


Income Taxes

The effective income tax rate for the nine-month periods ended March 31, 2004 and 2003 was 34.7% and 36.3%, respectively. The effective tax rate for the nine-month period ended March 31, 2004 includes the reversal of a $3 valuation allowance related to deferred tax assets in an international market. The effective tax rate for the nine-month period ended March 31, 2003 includes expenses associated with the recapitalization transactions that were not tax deductible. Excluding these items, our effective tax rates for the nine-month periods ended March 31, 2004 and 2003 were 38.2% and 35.3%, respectively. The higher rate in 2004 was principally due to certain non-deductible charges in 2004 and a reduction in the benefit related to certain international transactions.


Net Income and Earnings Per Share

For the nine-month period ended March 31, 2004, net income was $55, or $0.55 per share on a diluted-earnings basis ($0.56 per share for basic earnings per share). In the prior year period, net income was $74, or $0.74 per share on a diluted-earnings basis ($0.75 per share for basic earnings per share).


Results of Operations:  Reportable Segments

The following chart details our revenues, profit and other operating items, net.


                                            Nine-month period ended
                                                   March 31,
                                              2004           2003

 Revenues
   Reader's Digest North America            $   633         $   645
   International Businesses                     730             756
   Consumer Business Services                   513             531
   Intercompany eliminations                    (24)            (21)
                                            -------         -------
 Total revenues                             $ 1,852         $ 1,911
                                            =======         =======

 Operating profit
   Reader's Digest North America            $    55         $    47
   International Businesses                      36              34
   Consumer Business Services                    71              91
   Corporate Unallocated(1)                     (33)            (14)
   Other operating items, net(2)                 (9)            (13)
                                            -------         -------
 Operating profit                           $   120         $   145
                                            =======         =======
  Intercompany eliminations
   Reader's Digest North America            $    (1)        $    (4)
   International Businesses                      (2)             (2)
   Consumer Business Services                   (21)            (15)
                                            -------         -------
 Total intercompany eliminations            $   (24)        $   (21)
                                            =======         =======

   (1) Corporate Unallocated includes expenses for the cost of governance and centrally managed expenses, as well as the accounting for U.S. pension plans, post-retirement healthcare costs, and executive compensation programs that are not allocated to the reportable segments. Governance and centrally managed expenses include costs for departments such as corporate finance, general corporate management, investor relations, legal, public relations and treasury and for related information technology and facility costs incurred by these departments.

   (2) Other operating items, net in 2004 consists primarily of severance and other charges taken to streamline our operations. This charge related to: 6% to Reader's Digest North America, 71% to
       International Businesses, 22% to Consumer Business Services and
       1% to corporate departments that benefit the entire organization and amounts that are not allocable. Other operating items, net in 2003 consists primarily of severance and other charges taken to streamline our operations. This charge related to: 8% to Reader's Digest North America, 76% to International Businesses, 9% to Consumer Business Services and
       8% to corporate departments that benefit the entire organization and amounts that are not allocable.


Reader's Digest North America

Revenues for Reader's Digest North America for the nine-month period ended March 31, 2004 decreased 2% to $633, compared with $645 for the nine-month period ended March 31, 2003. Excluding the effect of foreign currency translation, revenues declined 4%. Lower revenues for Reader's Digest magazine, U.S. Books and Home Entertainment, and Reiman were partially offset by increased revenues from new magazines.

The decline in revenues for Reader's Digest magazine was attributable to lower circulation and advertising revenues, due to the January 2003 and 2004 reductions in the rate base. Circulation revenues continued to be adversely affected by a decline in renewal pools, partially offset by the introduction of new subscribers at lower introductory rates. In addition, newsstand sales declined due to softness in the overall market, although this trend showed signs of stabilizing in the third quarter of 2004. Although advertising revenues declined due to a lower rate per page, because of the January 2003 and 2004 reductions in the rate base for Reader's Digest magazine, the number of advertising pages sold increased.

Revenues for U.S. Books and Home Entertainment declined because of lower membership in Select Editions and the discontinuance of certain marginally profitable series products. At the same time, increased promotional mailings for single sales products and, increased payment rates and higher prices for Select Editions, partially offset the decline.

Revenues for Reiman declined due to higher return rates for certain annual book products and lower renewals for certain magazines. At the same time, revenues from new book products and from investments in new customer acquisition partially offset these declines.

Along with these declines in revenues for Reader's Digest North America there were also increases from the introduction of new products, including RD Specials (introduced in the third quarter of 2003), Backyard Living, in the United States, and Our Canada, in Canada (launched in the third quarter of 2004). Furthermore, advertising and circulation revenues for Selecciones increased due to an increase in the rate base.

Operating profit for this segment for the nine-month period ended March 31, 2004 increased 15% to $55, compared with $47 for the nine-month period ended March 31, 2003. The main driver for the increase in profit was due to a lesser reliance on subscriptions generated by agents (due to the January 2003 and 2004 reductions in the rate base) and lower product, fulfillment and promotion costs for Reader's Digest magazine and U.S. Books and Home Entertainment. Secondarily, the benefits of cost-reduction initiatives contributed to the improvement.

These improvements were partially offset by lower profits at Reiman due to investments in new customer acquisition for Taste of Home magazine and the launch of two new magazines, Backyard Living and Our Canada.


International Businesses

Revenues for International Businesses for the nine-month period ended March 31, 2004 decreased 3% to $730, compared with $756 for the nine-month period ended March 31, 2003. Excluding the effect of foreign currency translation, revenues declined 14%. The decline in revenues in this segment was driven by lower response rates to promotional mailings and lower series membership in many markets. In addition, weaker economic conditions in our markets contributed to the decline.

To mitigate these factors we reduced mail quantities and the frequency of our mailings. While these reductions reduce the risk of unprofitable mailings and mailing intensity, they also reduce the number of active promotable customers, thereby lowering revenues. However, in certain markets, response rates have begun to stabilize in the third quarter of 2004.

The most significant declines were in the United Kingdom, France, Germany, Asia and Switzerland. Revenues also declined in Spain as we discontinued certain significant lines of business in that market. In addition, revenues declined in our Nordic region as we consolidated our businesses in this region to enhance profitability.

Revenue increases in Russia partially offset declines elsewhere. Results have improved in Russia as we have increased promotional mailings for single sales products to drive revenue growth.

Operating profit for this segment for the nine-month period ended March 31, 2004 increased 6% to $36, compared with $34 for the nine-month period ended March 31, 2003. Excluding the effect of foreign currency translation, profits declined 6%. The most significant declines in profit were in Germany, Switzerland and the United Kingdom. Lower overall revenues drove these declines. However, profits improved in a number of markets, including Australia, Mexico, Poland and France; these improvements were principally due to lower promotion costs and the effect of cost-reduction initiatives. The most significant increase in profits was in Australia. In 2003, issues associated with our transition to new outsource vendors adversely affected profits there. The resolution of these issues and improved payment rates drove the profit improvement.


Consumer Business Services

Revenues for Consumer Business Services for the nine-month period ended March 31, 2004 decreased 3% to $513, compared with $531 for the nine-month period ended March 31, 2003. Excluding the effect of foreign currency translation, revenues declined 4%. This decline was driven by lower revenues for QSP and Books Are Fun, principally in the second quarter of 2004. Increased revenues for Trade Publishing and Young Families partially offset the decline.

Revenues for QSP declined 7% due to lower same-account sales and fewer accounts launched in the relevant reporting periods. This resulted in lower sales volumes of magazines and gifts. The decline in accounts launched and in sales volumes of magazines and gifts resulted from turnover in the sales force in certain territories, increased competition for fundraising dollars and a soft economy. Increased account incentives contributed to the decline. Increased sales of food products (particularly WFC) and slightly higher pricing for magazine and gift products partially offset the other declines in revenues.

Revenues for Books Are Fun declined 6% due to lower average sales per event and fewer events held. We attribute the weaker average sales per event to shortages of strong selling products in the second quarter of 2004, which was an unforeseen side effect of aggressively managing our inventory, and to weaker product selection. The decline in the number of events held was primarily due to turnover in the sales force earlier in the year.

Because of our efforts to grow the sales force, we now have more sales representatives to serve new and existing markets for both QSP and Books Are Fun. However, because of the time required to develop territories, the additional sales representatives did not make a significant impact for the nine-month period ended March 31, 2004.

Trade Publishing and Young Families had a 15% increase in revenues that partially offset the overall revenue decline in Consumer Business Services. Trade Publishing sales increased because of improved sales of certain products through retail channels, and Young Families generated more revenues because of additional series mailings. At the same time, we discontinued certain unprofitable products in Young Families, lowering revenues.

Operating profit for this segment for the nine-month period ended March 31, 2004 decreased 22% to $71, compared with $91 for the nine-month period ended March 31, 2003. The main drivers of this decline in profits were the revenue changes described above and investments in the sales force for both QSP and Books Are Fun. Increased commission rates and higher freight and warehousing costs at Books Are Fun contributed to the decline.

Forward-Looking Information

Fiscal 2004 Results

Through the first three quarters of 2004, we remained on track with 12 of our 15 investment metrics for growth, operating performance, cost reduction and investment, which were identified as part of the two-year plan. We strategically reduced marketing activity in international markets, while implementing cost-reduction efforts and incremental investment spending. As expected, these moves contributed to soft results in the first half and have begun to show improved results in the second half.

Most notably, with one quarter remaining in 2004 we were at or close to achieving our cash and debt targets. In addition, through the first three quarters, we have achieved the low end of our full-year earnings per share guidance.

In the fourth quarter, we expect the following: International Businesses and Reader's Digest North America profits to continue to improve, driving double-digit full-year operating profit growth within these reportable segments; somewhat weaker performance at Consumer Business Services on slightly lower revenues (QSP records a seasonal loss during the fourth quarter); and higher non-cash corporate unallocated expenses consistent with the first three quarters of 2004. As a result, we expect full-year earnings per share near the middle of our previous guidance of $0.65 to $0.75 per share. This range excludes any potential restructuring charges and one-time items.


Liquidity and Capital Resources

                                                               Nine-month
                                                              period ended
                                                             March 31, 2004

Cash and cash equivalents at June 30, 2003                        $  51

Net change in cash due to:
  Operating activities                                              161
  Investing activities                                               (9)
  Financing activities                                             (149)
  Effect of exchange rate changes on cash and cash equivalents        3
Net change in cash and cash equivalents                               6
                                                                  -----
Cash and cash equivalents at March 31, 2004                       $  57
                                                                  =====

Cash and cash equivalents increased 11% to $57 as of March 31, 2004, compared with $51 as of June 30, 2003. Positive cash flow consists of net income, depreciation and amortization, and advances received for new subscriptions and other products. These increases were partially offset by cash payments related to our restructuring charges. Uses of cash, principally related to financing, were repayments of $135, net of principal related to the Term Loan, and cash payments for dividends of $16.

Debt

As described in Note 11 to the Consolidated Financial Statements included in our 2003 Annual Report to Stockholders, our borrowings principally comprised the $950 Term Loan Agreement (Term Loan) and the Five-Year Revolving Credit and Competitive Advance Facility Agreement (Five-Year Facility) (collectively referred to as the 2002 Credit Agreements). The maximum borrowing allowed under the Five-Year Facility is $193. As of March 31, 2004, there were no outstanding borrowings under the Five-Year Facility and $437 outstanding under the Term Loan.

In March 2004, we completed a private placement, with registration rights, of $300 of 6.5% senior unsecured notes due in 2011 (Senior Notes) in order to refinance amounts outstanding under the Term Loan. The net proceeds from these notes were used to refinance $294 of principal related to the Term Loan in complete repayment of amounts outstanding under Tranche A and a portion of amounts outstanding under Tranche B. The remaining proceeds were used to pay financing costs. The total estimated financing fees of $8 related to the offering have been deferred and will be amortized on a straight-line basis over the life of the Senior Notes. As a result of this transaction, we wrote off $5 of the unamortized portion of deferred financing fees for the portion of the Term Loan that was refinanced. Such amount was recognized in interest expense in the third quarter of 2004. Concurrently with the refinancing, we amended the 2002 Credit Agreements to allow us to repurchase shares, pay cash dividends and make certain other restricted payments, in any combination thereof, up to $50 each fiscal year.

During the nine-month period ended March 31, 2004, excluding amounts that were refinanced, we repaid $135 of principal related to the Term Loan (consisting of $16 in scheduled mandatory repayments, $11 in additional mandatory repayments pursuant to an excess cash flow calculation performed annually and $108 in voluntary prepayments). The Term Loan requires us to make scheduled principal repayments of $1 per quarter until the end of fiscal 2007 and $106 per quarter during fiscal 2008. The amount of scheduled repayments is continually adjusted to the extent that we continue to make voluntary repayments and additional mandatory repayments. In addition, we are required to perform a calculation in the first quarter of every fiscal year (based on an excess cash flow calculation outlined in the Term Loan) to determine any potential additional mandatory repayments.

The weighted average interest rate charged by our lenders on our borrowings for the nine-month periods ended March 31, 2004 and 2003 was 4.2% and 4.1%, respectively (4.5% and 3.8%, for the three-month periods ended March 31, 2004 and 2003, respectively). In the fourth quarter of 2004, we expect to negotiate to reduce the interest rate under the Term Loan to reflect current market rates.

Under the 2002 Credit Agreements, we are required to hedge at least one-third of borrowings outstanding under the Term Loan. In July 2003, we entered into agreements to cap at 6% the LIBOR interest rate component of $400 of our borrowings under the Term Loan for a period of three years. As a result of the refinancing described above, the total amount of outstanding borrowings under the Term Loan, and the total notional amount of interest rate caps required, decreased. As a result, in the third quarter we terminated interest rate caps with a notional amount of $250 and recorded additional interest expense of $1 related to these instruments. We currently maintain interest rate caps with a notional amount of $150.


Recent Accounting Standards

In May 2003, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. SFAS No. 150 established standards for classifying certain financial instruments that represent obligations yet also have characteristics similar to equity instruments. Specifically, SFAS No. 150 addresses the accounting for instruments such as mandatorily redeemable securities, certain option contracts and obligations to be settled in shares. SFAS No. 150 is effective for interim periods beginning after June 15, 2003 (for us, effective fiscal 2004 and thereafter). In November 2003, the FASB indefinitely delayed the effective date of the classification and measurement provisions that relate to noncontrolling interests in limited life entities.

In December 2003, the FASB issued FASB Interpretation (FIN) No. 46R, a revision to FIN No. 46, Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51. FIN No. 46 introduced a new consolidation model with respect to variable interest entities. The new model required that the determination of control should be based on the potential variability in gains and losses of the variable interest entity being evaluated. The entity with the majority of the variability in gains and losses is deemed to control the variable interest entity and is required to consolidate it. FIN No. 46R revised the effective dates for different types of entities. FIN No. 46R must be applied to all entities considered special purpose entities for the period ending after December 15, 2003 (the second quarter of 2004 for us). However, FIN No. 46R is effective for the first reporting period that ends after March 15, 2004 (the third quarter of 2004 for us) for all other types of variable interest entities.

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

Adoption of SFAS No. 150, FIN No. 46R and the revision to SFAS No. 132 did not have any impact on our operating results or financial position.

On January 12, 2004, the FASB issued FASB Staff Position (FSP) 106-1, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003. FSP 106-1 relates to the Medicare Prescription Drug, Improvement and Modernization Act of 2003 Act (the Act) signed into law by President Bush on December 8, 2003. The Act introduces a prescription drug benefit under Medicare Part D (Part D) and a federal subsidy for sponsors of retiree health care benefit plans that provide a benefit that is at least "actuarially equivalent" to Part D. Based on the level of benefits provided under our retiree health care plans, we believe they are at least "actuarially equivalent" to those provided by Part
D. In accordance with the provisions of FSP 106-1, we have elected not to defer the effect of the Act on our accumulated postretirement benefit obligation. We will reflect an $11 benefit as an unrecognized gain on our measurement date, March 31, 2004. This gain will be amortized as a component of net periodic postretirement (benefit) cost in future periods. The FASB will issue final authoritative guidance on this topic, which could require us to re-evaluate the impact of the Act.

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

PART II.  OTHER INFORMATION


Item 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a)   Exhibits

      31.1 Certification of Chief Executive Officer of The Reader's Digest Association, Inc. pursuant to rule 13a-14(a)/15d-14(a) of the Securties Exchange Act of 1934.

      31.2 Certification of Chief Financial Officer of The Reader's Digest Association, Inc. pursuant to rule 13a-14(a)/15d-14(a) of the Securties Exchange Act of 1934.

      32 Certifications of Chief Executive Officer and Chief Financial Officer of The Reader's Digest Association, Inc. pursuant to rule 13a-14(b)/15d-14(b) of the Securties Exchange Act of 1934.


(b)   Reports on Form 8-K

      During the three months ended March 31, 2004, we filed the following reports on Form 8-K:

        -  Current Report on Form 8-K dated January 28, 2004, Items 7, 9 and 12.

        -  Current Report on Form 8-K dated February 18, 2004, Items 7 and 9

        -  Current Report on Form 8-K dated February 23, 2004, Item 5

        -  Current Report on Form 8-K dated March 1, 2004, Items 7 and 9.

        -  Current Report on Form 8-K dated March 3, 2004, Items 5, 7 and 9.

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                                          The Reader's Digest Association, Inc.
                                          (Registrant)



Date:  May 7, 2004                  By:  /s/THOMAS D. BARRY
                                         Thomas D. Barry
                                         Vice President and Corporate Controller
                                        (chief accounting officer and authorized
                                         signatory)