Form 10-K
period 2004-06-30
READERS DIGEST ASSOCIATION INC
filed 2004-09-09
CIK 858558

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended June 30, 2004Commission file number: 1-10434

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Act).  Yes [X]  No [   ]

The aggregate market value of registrant's voting and non-voting equity held by non-affiliates of registrant, as of December 31, 2003, the last business day of the registrant's most recently completed second fiscal quarter, was approximately $1,455,978,000 based on the closing price of registrant's Common Stock on the New York Stock Exchange--Composite Transactions on such date.

At July 31, 2004, 99,557,636 shares of the registrant's Common Stock were outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

Annual Report to Stockholders of The Reader's Digest Association, Inc. for the fiscal year ended June 30, 2004. Certain information therein is incorporated by reference into Part I and Part II hereof.

Proxy Statement for the Annual Meeting of Stockholders of The Reader's Digest Association, Inc. to be held on November 19, 2004. Certain information therein is incorporated by reference into Part III hereof.

                                TABLE OF CONTENTS

                                                                            Page
PART I

 ITEM 1.BUSINESS.............................................................. 1
   Reportable Segments........................................................ 1
   Books and Home Entertainment and Reiman Books.............................. 2
     Select Editions.......................................................... 2
     Series Books............................................................. 2
     General Books............................................................ 3
     Reiman Books............................................................. 3
     Music.................................................................... 3
     Video.................................................................... 4
     Production and Fulfillment............................................... 4
   Reader's Digest Magazine, Special Interest Magazines and Reiman Magazines.. 5
     Circulation and Advertising.............................................. 6
     Reader's Digest and Reiman Magazine Editorial............................ 7
     Internet Initiatives..................................................... 7
     Reiman's Complementary Businesses........................................ 7
     Custom Publishing........................................................ 8
     Production and Fulfillment............................................... 8
   Consumer Business Services................................................. 9
     Books Are Fun, Ltd....................................................... 9
     QSP...................................................................... 9
     Reader's Digest Trade Publishing.........................................10
     Financial Services Marketing Alliances...................................10
     Gifts.com and Good Catalog Company.......................................11
   Marketing..................................................................11
   Information Technology and Customer Database Enhancement...................12
   Competition and Trademarks.................................................13
   Employees..................................................................13
   Executive Officers.........................................................13
   Available Information......................................................15

 ITEM 2.PROPERTIES............................................................16

 ITEM 3.LEGAL PROCEEDINGS.....................................................17

 ITEM 4.SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...................17


PART II

 ITEM 5.MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER
        MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.....................18

 ITEM 6.SELECTED FINANCIAL DATA...............................................18

 ITEM 7.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATION....................................18

                                TABLE OF CONTENTS
                                   (Continued)

                                                                            Page

 ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
          MARKET RISK.........................................................20

 ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.........................20

 ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
          ON ACCOUNTING AND FINANCIAL DISCLOSURE..............................20

 ITEM 9A. CONTROLS AND PROCEDURES.............................................20


PART III

 ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT..................21

 ITEM 11. EXECUTIVE COMPENSATION..............................................21

 ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
          AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS......................21

 ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS......................21

 ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES..............................21


PART IV

 ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
          ON FORM 8-K.........................................................22

 SIGNATURES...................................................................26

 INDEX TO CONSOLIDATED FINANCIAL STATEMENTS...................................27


  Unless the context otherwise requires, references in this Annual Report on Form 10-K to "Reader's Digest," "we," "us," and "our" are to The Reader's Digest Association, Inc. and its subsidiaries.

                                      PART I
ITEM 1. BUSINESS

      We are a global leader in publishing and direct marketing, and we create and deliver products that inform, enrich, entertain and inspire, including magazines, books, recorded music collections and home videos.

      We are a Delaware corporation, originally incorporated in New York in 1926 and then reincorporated in Delaware in 1951. The mailing address of our principal executive offices is Pleasantville, New York 10570, and our telephone number is (914) 238-1000.

      We are best known for publishing our flagship, Reader's Digest magazine. DeWitt and Lila Acheson Wallace founded Reader's Digest magazine in 1922. Today, Reader's Digest has a worldwide circulation of about 19 million and over 85 million readers each month. Reader's Digest is published in 49 editions and 20 languages.


Reportable Segments

      Our internal management organization reflects three reportable segments:
Reader's Digest North America, Consumer Business Services and Reader's Digest International.

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

   Consumer Business Services

      This segment comprises our operations that:

  - Sell books and gift items by display marketing products on-site through independent sales representatives at schools and businesses through Books Are Fun, Ltd. in the United States and Canada;
  - Sell our magazines and other publishers' magazines and other products through youth fundraising campaigns of QSP, Inc. in the United States and Quality Service Programs Inc. in Canada (QSP Canada);
  - Publish and market (primarily through retail and direct marketing channels, as well as through Books Are Fun, Ltd. and QSP, Inc.) Books and Home Entertainment products of Young Families and Children's Publishing;
  - Promote our financial services marketing alliances in the United States and Canada; and
  - Sold gifts and other merchandise through Gifts.com, Inc. (including Good Catalog Company), which ceased operations in 2002.

   Reader's Digest International

      This segment comprises our operations outside of the United States and Canada that:

  - Publish and market (primarily through direct marketing) Books and Home Entertainment products (described above), Reader's Digest magazine in numerous editions and languages and several special interest magazines, and include the results of financial services marketing alliances; and
  - Establish and develop the operations of other new business development initiatives, including entering new markets, developing new products, acquiring customers through new channels and expanding U.S. businesses such as Books Are Fun and Young Families into markets overseas.

      Financial information about each of our operating segments is included in
Note 14 to our consolidated financial statements, which are incorporated by reference into this report.


Books and Home Entertainment and Reiman Books

      Our Books and Home Entertainment products consist of Reader's Digest Select Editions, series books, general books, recorded music collections and series, and home video products and series. We market these products principally by direct mail through our Reader's Digest North America and Reader's Digest International reportable segments. Consumer Business Services also sells Reader's Digest Books and Home Entertainment products by display marketing those products on-site, at schools and businesses through Books Are Fun and through the youth fundraising campaigns of QSP, Inc. For more information about how we market our Books and Home Entertainment products, please refer to the section of this report captioned "Marketing."


   Select Editions

      Reader's Digest Select Editions, which were formerly called "Condensed Books" in many markets, are a continuing series of condensed versions of current popular fiction. A condensed work reduces the length of an existing text, while retaining the author's style, integrity and purpose. We publish Select Editions in 14 languages and sell them in the United States, Canada and 27 other countries. We generally publish six volumes of Select Editions a year. Some of our international subsidiaries publish four or five volumes a year.

      International editions of Select Editions generally include some material from the U.S. edition or from other international editions, translated and edited as appropriate. International editions also include some condensed versions of locally published works. Each local editorial staff determines whether existing Select Editions selections are appropriate for their local market.


   Series Books

      We market two types of series books--reading series and illustrated series. These book series may be either open-ended and continuing or closed-ended, consisting of a limited number of volumes. We publish reading series books in four languages and sell them in the United States, Canada and 10 other countries. Our reading series include The World's Best Reading, which consists of full-length editions of classic works of literature. We publish six volumes of The World's Best Reading each year in the United States, Canada and two other countries and in two languages. We publish illustrated series, which are generally closed-ended, in eight languages and sell them in the United States, Canada and 15 other countries.

   General Books

      Our general books consist primarily of reference books, cookbooks, "how-to" and "do-it-yourself" books, and children's books, some of which we publish in series. We also publish books on subjects such as history, travel, religion, health, nature, home, computers and puzzles. We publish general books in 20 languages and sell them in the United States, Canada and 36 other countries.

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


   Reiman Books

        Reiman leverages its magazine brand equity, reader loyalty and editorial capability by publishing and marketing books that complement its magazines. Reiman principally markets annual editions of books created primarily from magazine content from the prior year. In fiscal 2004, Reiman published and sold
4.3 million books. Reiman has nine established annual book programs that are marketed on a continuity basis, with customers agreeing to receive future editions of the books unless they respond to an annual prepublication notice. In fiscal 2004, Reiman launched three additional annual book programs. Annual books constitute about 90% of unit volume, of which about 63% are renewals. Reiman markets most of its books through solo direct mail in which Reiman sends a promotion featuring one book to names from its customer database and outside lists. Reiman sells its books by offering a free preview period during which the customer agrees to examine the book before purchasing it. If they do not wish to purchase the book, they can return it without further obligation.


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

      We license existing recordings from major record companies and sponsor our own recordings with the world's most renowned orchestras and with international and local artists. We also continue to acquire rights to master recordings. Our music vault consists of approximately 10,000 selections, which we use in our music collections around the world. We have digitized a major part of these selections for online access. We also license our selections to third parties for retail sales or for movie synchronization.

      We are a member of the Recording Industry Association of America in the United States, and we have been recognized with 51 gold, platinum and multi-platinum certificates. In several other countries, we are a member of the International Federation of the Phonographic Industry.

   Video

      Our single sales and series home video products reflect the core interests of our global customers--travel, natural history, history and children's animated programs. We market a range of video products through direct response channels in the United States and 24 other countries. In some countries, we also sell our home video products through retail outlets.

      We are working with award-winning production companies in the United States, Europe and Australia to create original programs with very high editorial and production standards--programs that are intended to stand out in a competitive marketplace. Most of our original documentary programs are also being licensed to broadcasters worldwide. We are creating an archive of valuable footage for potential use in future productions and are creating multi-lingual DVDs of our programs for our customers in markets worldwide.

   Production and Fulfillment

      We hire independent contractors to print and bind the various editions of Select Editions. We have an exclusive agreement through 2005 with a printing company for printing the English-language Select Editions distributed in the United States and Canada. The majority of all other U.S. book products produced by Reader's Digest are printed by several independent contractors. We usually hire independent contractors to produce and manufacture our music and video products.

      Paper is the principal raw material necessary for production of our Select Editions, series books and general books. Our exclusive agreement with a major supplier to supply paper for Select Editions globally expires in December 2006. We purchase paper for series books and general books for each printing. We believe that our existing contractual arrangements and other available sources of paper provide us with an adequate supply of paper at competitive prices. We use independent contractors in arranging for us to acquire some of the necessary raw materials to manufacture music and video products.

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

      Our European operations use several manufacturing companies for the production of books. The majority of our Home Entertainment products are produced throughout Europe by three major manufacturers.

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

Reader's Digest Magazine, Special Interest Magazines and Reiman Magazines

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

      We publish Reader's Digest in the United States and Canada. Globally, Reader's Digest is published in 49 editions and 20 languages. We license independent contractors to publish Reader's Digest in India, Italy, Korea, Denmark, South Africa and Indonesia. These magazines are sold primarily through direct marketing. In addition, we sell Reader's Digest and other publishers' magazines and products in the United States and in Canada through youth fundraising campaigns of our subsidiaries, QSP, Inc. in the United States and Quality Service Programs, Inc. in Canada.

      We publish Reader's Digest in several editions in the United States, including an English-language edition, a Spanish-language edition entitled Selecciones, and Reader's Digest Large Print for Easier Reading. We license independent contractors to publish a braille edition and a recorded edition in the United States.

      Reiman publishes 13 bi-monthly magazines in the United States and Canada, including Backyard Living, which was launched in the third quarter of fiscal 2004.

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

      Internationally, we publish Moneywise, a magazine devoted to helping families manage their finances, in the United Kingdom. We also publish Receptar, a leading Czech do-it-yourself and gardening monthly magazine, Krizovky, a Czech entertainment puzzle magazine and The Family Handyman in Australia. In the second quarter of fiscal 2004, we launched Our Canada, a new bi-monthly general interest magazine with principally reader-contributed content.

      We promote our special interest magazines to our Reader's Digest customer list. We also promote other products to each magazine's customer list, as appropriate. This strategy helps us to expand the customer base for all of our products. Reiman markets its magazines principally through direct mail and cross-promotion of titles within its magazine group. Reiman markets products to its customer database of approximately 40 million current and former customers, combined with selective rental of outside customer lists. Through reader involvement, Reiman seeks to identify and address customer interest in existing and new publications. New magazine ideas and titles, also created using reader-submitted editorial content are test-marketed to subscribers of existing magazines and selected outside lists. This has enabled Reiman to more accurately measure the potential for new products and launch new magazines at relatively low start-up costs. Reiman does not use cash-prize sweepstakes in connection with its marketing.

      We also publish other limited-edition special interest publications in the United States and internationally. These include a special homeowners' edition of The Family Handyman that is used by real estate brokers in the United States and special holiday-themed editions of Reader's Digest in Mexico. In addition, we publish a series of monthly check-out counter magazines branded as RD Specials that consist primarily of repurposed content from our books and magazines relating to the topics of home, health and food.

   Circulation and Advertising

      The following table shows circulation and advertising information for our portfolio of magazines in our reportable segments (this includes both Reader's Digest magazine and our special interest magazines):

                                                                       Advertising
                                                                          Pages
               Reportable Segment                      Circulation       Carried

Reader's Digest North America
  Reader's Digest magazine - U.S. and Canada(1) ....    11,238,050         2,867
  Reiman magazines(2) ..............................    11,465,000            --
  Special interest magazines .......................     2,502,557         1,571

Reader's Digest International
  Reader's Digest magazine(1) ......................     8,037,004         7,828
  Special interest magazines .......................       235,035           720

(1) In Canada and international markets, Reader's Digest magazine detailed in these captions is published in multiple editions and languages. Circulation for these editions constitutes a rate base.
(2) Reiman's magazines do not have a guaranteed circulation rate base and are not audited by the Audit Bureau of Circulation. The amount indicated in the table above represents their average circulation for the year for all of their publications.

      Approximately 70% of total U.S. fiscal 2004 and fiscal 2003 revenues for Reader's Digest were generated by circulation revenues and 30% by advertising revenues. Circulation levels of each of Reiman's titles fluctuate throughout the year. The overall circulation level is managed in total to maximize the profitability of the entire portfolio, which may cause year-over-year increases or decreases in the average circulation for individual titles. Reiman's magazines do not accept on-page advertising and rely on subscriptions for almost all revenue. "Savings Packs" of coupons are poly-bagged with the food magazines.

      We have determined that the U.S. edition of Reader's Digest has the largest paid circulation of any U.S. magazine, other than those automatically distributed to all members of the American Association of Retired Persons. Our determination is based on the most recent audit report issued by the Audit Bureau of Circulation, Inc., a not-for-profit organization that monitors circulation in the United States and Canada. Approximately 95% of the U.S. paid circulation of Reader's Digest consists of subscriptions. The balance consists of single copy sales at newsstands and in supermarkets and similar retail establishments. We sell our special interest magazines by subscription and at newsstands.

      We maintain the circulation rate base for Reader's Digest through annual subscription renewals and new subscriptions. In fiscal 2004, we sold approximately 3.6 million new subscriptions in the United States and approximately 1.8 million new international Reader's Digest subscriptions to maintain the current circulation rate base. We sell new subscriptions in the United States through a variety of direct response marketing techniques, and we sell new subscriptions in international markets primarily by direct mail. We sell the largest percentage of subscriptions between July and January of each fiscal year. Subscribers to Reader's Digest may cancel their subscriptions at any time and we will refund the unused balance of the subscription price. For additional information regarding direct marketing of subscriptions, please refer to the section of this report captioned "Marketing."

      We believe that many international editions of Reader's Digest have the largest paid circulation for monthly magazines both in the individual countries and in the regions in which they are published. For most international editions of Reader's Digest, subscriptions comprise approximately 90% of circulation. The balance is attributable to newsstand and other retail sales. Approximately 80% of total international fiscal 2004 revenues for Reader's Digest were generated by circulation revenues and 20% by advertising revenues.

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

   Reader's Digest and Reiman Magazine Editorial

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

   Reiman's Complementary Businesses

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

   Custom Publishing

      In January 2002, we signed a five-year agreement with McMurry Publishing, Inc. and The Ritz-Carlton Hotel Company, LLC to publish the in-room magazine for Ritz-Carlton hotels, which is distributed in more than 50 Ritz-Carlton properties worldwide.


   Production and Fulfillment

      We hire independent contractors to print all editions of Reader's Digest and our special interest magazines. We have an exclusive contract with a U.S. printer to print the U.S. editions of Reader's Digest. The contract is scheduled to expire in December 2010. We are currently negotiating contracts with two printers to print our Reiman magazines. These magazines are currently being printed by those printers under substantially the terms of the proposed contracts. We believe that, generally, there is an adequate supply of alternative printing services available to us at competitive prices should the need arise. Nevertheless, significant short-term disruption could occur. We have contingency plans to minimize recovery time should our current contract printers be unable to meet our production requirements.

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

      We have agreements with a single independent contractor to handle order and payment processing for Reader's Digest, the U.S. special interest magazines and the Reiman magazines. The agreement for Reader's Digest expires in 2006 and the agreement for the Reiman magazines and the U.S. special interest magazines expires in 2005. The same contractor also handles these matters for most of our U.S. Books and Home Entertainment operations.

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


Consumer Business Services

   Books Are Fun, Ltd.

      Our Books Are Fun, Ltd. subsidiary sells premium-quality books and gift items, including Reader's Digest books and home entertainment products, at discount prices by display marketing those products on-site at schools and businesses in all 50 states of the United States and across Canada using book fairs and other displays. Book categories sold by Books Are Fun include best-selling novels, cookbooks, children's books and education, sports, hobby, nature, travel and self-help titles. Non-book categories include music, videos and gift items, such as jewelry and art. Books Are Fun's products are sold by over 1,000 independent sales representatives, who service approximately 70,000 schools, 15,000 large corporations and institutions, 14,000 daycare centers and 50,000 small businesses. Since many individuals purchase these products for gift giving, Books Are Fun's sales cycle is largely seasonal, reflecting substantial volume in the second quarter of our fiscal year.

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

      The Books Are Fun business model is being rolled out in a number of international markets. Commercial operations are under way in France, Mexico and Spain, and the concept is in market testing and early development phases in Italy and Germany.


   QSP

      QSP markets and sells subscriptions to Reader's Digest, the Reiman magazines, the special interest magazines and other publishers' magazines in the United States, as well as music and video products, books, food and gifts. QSP works directly with schools and youth groups on fundraising campaigns in which participants sell those products. QSP derives its revenues through services rendered in connection with fundraising events. A substantial majority of QSP's sales occurs during the first half of our fiscal year, which coincides with the fall school semester. QSP currently has approximately 460 sales representatives.

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

      In the United States, operations at QSP, Inc. are supplemented by eFundraising.com, which uses the Internet to enhance fundraising activities. eFundraising.com uses proprietary software that enables e-mail messages to be sent on behalf of students about their school or youth group's fundraising activities to family and friends. The e-mail directs the recipients to the school or youth group's website, where they may purchase magazine subscriptions and a variety of gift and food products. eFundraising.com also provides fundraising products, mainly scratch cards and chocolate, to organizations conducting fundraisers.

      Several hundred other publishers make magazine subscriptions available to QSP at competitive discounted prices. QSP also obtains music products from a large music publisher. A substantial portion of QSP's chocolate food products are obtained from World's Finest Chocolate. QSP engages an independent contractor to process gift, food, magazine, music and book orders.


   Reader's Digest Trade Publishing

      This division sells books and products for both children and adults and is comprised of two divisions: Reader's Digest Children's Publishing and Adult Trade Publishing. Reader's Digest Children's Publishing produces books, games and other products under the Reader's Digest Children's Publishing imprint for children up to age 12. Its products are sold through retail channels as well as through Reader's Digest (including display marketing and catalogs) and other channels, including the Internet. The products represent such popular brands as Barbie, Disney (classic Disney and Pixar characters), Nickelodeon, Hasbro, Fisher-Price, and NASCAR. The book products have been translated into 29 languages and are marketed in the United States, Canada, Europe, South America, Australia and Asia.

      Our Adult Trade Publishing group originates books in many illustrated reference categories including, gardening, crafts, do-it-yourself, history, and family reference. These books are sold through retail channels, catalogs, book clubs, Books Are Fun, QSP, on TV, and through Reader's Digest's domestic and international divisions.

      Reader's Digest Young Families sells products for children up to age 8, primarily through direct mail and telemarketing. The division's products include interactive books, such as Sesame Street ABCs, and videos, such as The Country Mouse and the City Mouse. Young Families sells its products principally in the United States.


   Financial Services Marketing Alliances

      Insurance. Reader's Digest and its subsidiaries have formed alliances with several leading insurance companies under which the insurers market a variety of insurance products to our customers in the United States and other countries. Our alliance partners include American International Group, Inc., GE Financial Assurance Company, Genworth, Physicians Mutual Insurance Company, Liberty Mutual, PacifiCare Health Systems, Allianz, AXA and Manulife Financial. The products, which include life, personal accident, auto, health, homeowners, long-term care insurance, and hospital indemnity and hospital cash products, are marketed and sold through a combination of direct mail, telemarketing, advertising in our magazines, the Internet and other marketing channels. The insurer underwrites and administers the products, provides customer and claims services, and covers marketing costs. Reader's Digest provides expertise in research and test design, database management and targeting, and promotion creation and production.

      Credit Products. Reader's Digest pursues alliances to provide a range of credit products to our customer base. In August 1999, we signed an agreement with Bank One Corporation to market a Reader's Digest-branded credit card to our customers in the United States. Under the agreement, Bank One launched a Reader's Digest Platinum MasterCard in April 2000. Subsequently, Bank One has launched credit cards using The Family Handyman brand and Reiman's Taste of Home and Birds & Blooms brands. Bank One administers all of the credit cards. Internationally, we are partnering to market loan products with GE Capital Assurance Company and its subsidiaries in France and MBNA in the United Kingdom.


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

      We are adapting the editorial content and the marketing methods of our magazines and books and home entertainment products to new technologies. Our website--rd.com--links to our many international and domestic web sites, and our multiple online stores, for shopping and information about our products. In fiscal 2004, rd.com, including changeone.com, had over 14.5 million visitors from around the world. We are using rd.com and our local international websites to market subscriptions to our products. We are also utilizing electronic direct marketing to offer magazine subscriptions through one-click e-mail.

      To promote the sale of our books and home entertainment products in the United States, we usually offer a sweepstakes in our promotional mailings. Prizes totaled about $3.0 million for the 2004 edition of the sweepstakes. Generally, each of our international subsidiaries sponsors its own sweepstakes. The mechanics of the sweepstakes vary from jurisdiction to jurisdiction, depending upon local law.

      From time to time, we are involved in legal, regulatory and investigative proceedings concerning our sweepstakes and other direct marketing practices. Also from time to time jurisdictions in which we do business consider more restrictive laws or regulations governing sweepstakes or direct marketing. In February 2004, we received a letter from the U.S. Federal Trade Commission ("FTC") inquiring whether our business practices comply with regulations regarding telemarketing and the National Do Not Call Registry, as well as regulations regarding so-called negative option plans and unordered merchandise. The FTC letter states that the inquiry follows consumer complaints to the FTC. The letter makes no specific assertion of any wrongdoing by us. Our marketing practices are reviewed by counsel in advance and are designed to comply with applicable regulations. In August 2004, we were advised by the FTC that the FTC had officially closed its inquiry. Although some of these proceedings may have negatively affected our direct marketing business, we do not believe that these proceedings or proposed laws and regulations will have a material adverse effect on our direct marketing business.

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


Information Technology and Customer Database Enhancement

      The size and quality of our computerized customer database of current and prospective customers in each country where we operate contributes significantly to our business. We are constantly striving to improve our customer databases. We believe that our U.S. database of over 70 million households--over half the total number of households in the country--is one of the largest direct response databases in the United States. Our international databases include a total of approximately 49 million households.

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

Employees

      As of June 30, 2004, we employed about 4,300 people worldwide. We employed about 2,400 in the United States and about 1,900 in our international subsidiaries. Our relationship with our employees is generally satisfactory.


Executive Officers

      The following is information about our executive officers.

Name and Age                 Positions With Reader's Digest and Recent
                             Business Experience

Thomas O. Ryder (60)         Mr. Ryder has been Chairman of the Board and Chief
                             Executive Officer and a Director of Reader's
                             Digest since he joined Reader's Digest in April
                             1998.

Michael A. Brennan (57)      Mr. Brennan has been President, Latin
                             America and Asia-Pacific and a Senior Vice
                             President of Reader's Digest since March 2002.
                             He was Vice President and General Manager,
                             Developing Markets before March 2002.
                             Mr. Brennan joined Reader's Digest in January
                             1990.

Name and Age                 Positions With Reader's Digest and Recent
                             Business Experience

Michael A. Brizel (47)       Mr. Brizel has been Senior Vice President
                             and General Counsel of Reader's Digest
                             since July 2002.  Before July 2002, he was
                             Vice President and General Counsel of
                             Reader's Digest.  Mr. Brizel joined
                             Reader's Digest in July 1989.

Richard E. Clark (40)        Mr. Clark has been Vice President,
                             Investor Relations and Global
                             Communications, since March 2002, having served as Vice President, Investor
                             Relations, since he joined Reader's Digest in March 2000. Before March 2000, Mr.
                             Clark was Vice President, Finance and
                             Investor Relations, of Viacom
                             International Incorporated.

Giovanni di Vaio (50)        Mr. di Vaio became Vice President, Human
                             Resources International of Reader's Digest and a chief human resources officer with responsibility for international operations, as well as global compensation and benefits, leadership and management development, in January 2004. Prior to January 2004, he was Vice President,
                             International Human Resources.  Mr. di
                             Vaio joined Reader's Digest in May 1999.

Clifford H.R. DuPree (53)    Mr. DuPree has been Vice President,
                             Corporate Secretary and Associate General
                             Counsel of Reader's Digest since July
                             1998. He joined Reader's Digest in May 1992.

Thomas D. Gardner (46)       Mr. Gardner has been President, Reader's
                             Digest International, since February 2003 and has been a Senior Vice President of Reader's Digest since July 1998. He was also President, North America Books and
                             Home Entertainment, from January 2001 to
                             February 2003 and was Senior Vice
                             President, U.S. New Business Development, of Reader's Digest prior to January 2001.
                             Mr. Gardner joined Reader's Digest in
                             February 1992.

Michael S. Geltzeiler (45)   Mr. Geltzeiler joined Reader's Digest as
                             Senior Vice President and Chief Financial
                             Officer in September 2001. Mr. Geltzeiler was previously Senior Vice President and Chief
                             Financial Officer of ACNielsen Corporation
                             (market research, information and analysis), a subsidiary of VNU NV, from March 2001 to September 2001 and Senior Vice President and
                             Controller before March 2001.

Francoise Hanonik (44)       Ms. Hanonik has been Vice President, Human
                             Resources North America of Reader's Digest and a chief human resources officer with responsibility for North American operations, as well as global talent review and organization, since January 2004. From January 2000 to January
                             2004, she was Vice President, Human Resources.
                             Prior to joining Reader's Digest in January 2000, she was Vice President, Human Resources of
                             ACNielsen Corporation.

Albert L. Perruzza (57)      Mr. Perruzza has been Senior Vice President, Global
                             Operations and Business Redesign, since February
                             2002. He was Senior Vice President, Global
                             Operations, of Reader's Digest before February 2002 and was Vice President, Database Management
                             Operations, before October 1999. Mr. Perruzza joined Reader's Digest in 1972.

Name and Age                 Positions With Reader's Digest and Recent
                             Business Experience

Robert E. Raymond (47)       Mr. Raymond has been President, Consumer
                             Business Services, and a Senior Vice
                             President of Reader's Digest since
                             February 2003.  He was Senior Vice
                             President, Strategic Acquisitions and
                             Alliances, of Reader's Digest before
                             February 2003.  Mr. Raymond joined
                             Reader's Digest in 1993.

Gary S. Rich (43)            Mr. Rich has been President, Global QSP,
                             and a Senior Vice President since February 2002.
                             He was Senior Vice President, Human Resources of
                             Reader's Digest from August 1998, when he joined
                             Reader's Digest, to February 2002.

Eric W. Schrier (52)         Mr. Schrier has been President, Reader's
                             Digest North America, since February
                             2003.  He has also been Senior Vice
                             President and Global Editor-in-Chief since joining Reader's Digest in January 2000 and served as President, U.S. Magazines, from February 2002 to February 2003.
                             Before January 2000, he was President and
                             Chief Executive Officer of Time Inc Health
                             (health publishing).

Jeffrey S. Spar (39)         Mr. Spar has been Senior Vice President and
                             Chief Information Officer of Reader's Digest since
                             July 2002 and was Vice President and Chief
                             Information Officer from November 1998, when he joined Reader's Digest, to July 2002.


      Our By-Laws state that officers serve at the pleasure of our board of directors. We elect our officers annually and they serve until their successors are elected and qualified.

Available Information

      We file annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements and other documents with the U.S. Securities and Exchange Commission (the "SEC"). The public may read and copy any materials we file with the SEC at the SEC's Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site at http://www.sec.gov that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.

      We make available free of charge on or through our Internet website--http://www.rd.com--our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC.

      Copies of the following Reader's Digest documents are also available on our website.

      Corporate Governance Guidelines
      Audit Committee Charter
      Compensation and Nominating Committee Charter
      Corporate Governance Committee Charter
      Finance Committee Charter
      Ethical, Legal and Business Conduct Policies

      In addition, we are required to post on our website any waiver of our Ethical, Legal and Business Conduct Policies for executive officers and Directors.

      Information contained on our website and the SEC's website is not a part of this report.

      Copies of any of the information referred to above are also available in print to any stockholder who requests. Requests for printed or electronic copies should be addressed to The Reader's Digest Association, Inc.,
Attention: Investor Relations, Reader's Digest Road, Pleasantville, NY 10570-7000 or via e-mail to: carlos_jimenez@rd.com.

ITEM 2. PROPERTIES

      Our headquarters and principal operating facility is situated on approximately 114 acres in Westchester County, New York. We acquired much of this property in 1940. The table below shows our headquarters and other properties that we own or lease.

Location                 Area (sq.  ft.)    Principal uses

Westchester County, NY   694,000 owned      Executive, administrative, editorial
                                            and operational offices; data
                                            processing; other facilities

Greendale, WI            164,800 owned      Executive, administrative,
                                            editorial and operational offices;
                                            data processing; other facilities

Fairfield, IA            105,393 owned      Executive, administrative and
                                            operational offices; data
                                            processing; other facilities

New York, NY             99,200 leased      Editorial offices; advertising
                                            sales offices

Various U.S. cities      58,366 leased      Editorial offices, advertising
                                            sales offices; other facilities

International            402,625 owned     Executive, administrative and
                         402,661 leased    editorial offices; warehouse
                                           facilities


      The real properties that we own in Westchester County, New York, Greendale, Wisconsin and Fairfield, Iowa are subject to mortgages securing our borrowings under our $385.0 million Amended and Restated Term Loan Agreement, dated as of May 24, 2004, and our $192.5 million Amended and Restated Five-Year Revolving Credit and Advance Facility Agreement, dated as of May 20, 2002, as amended.

      In January 2004, we announced our intention to pursue the sale and partial leaseback of our headquarters in Westchester County, New York.

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


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      No matter was submitted to a vote of our security holders during the fourth quarter of the fiscal year ended June 30, 2004.

                                     PART II


ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

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

                                    PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      Information with respect to our directors under the caption "Proposal 1:
Election of Directors" in the Proxy Statement for our Annual Meeting of Stockholders to be held on November 19, 2004 is incorporated into this Item by reference. Information with respect to our executive officers appears under the caption "Executive Officers" in Item 1 of Part I of this report and is incorporated into this Item by reference.


ITEM 11. EXECUTIVE COMPENSATION

      Information with respect to executive compensation under the captions "Executive Compensation," "Report of the Compensation and Nominating Committee" and "Performance Graph" in the Proxy Statement for our Annual Meeting of Stockholders to be held on November 19, 2004, is incorporated into this Item by reference.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

      Information with respect to securities authorized for issuance under equity compensation plans under the caption "Equity Compensation Plan Information" in the Proxy Statement for our Annual Meeting of Stockholders to be held on November 19, 2004, is incorporated into this Item by reference.

      Information with respect to security ownership of certain beneficial owners and management under the caption "Equity Security Ownership" in the Proxy Statement for our Annual Meeting of Stockholders to be held on November 19, 2004, is incorporated into this Item by reference.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

           Information with respect to certain relationships and related transactions under the caption "Transactions with Management and Other Related Parties" in the Proxy Statement for our Annual Meeting of Stockholders to be held on November 19, 2004, is incorporated into this Item by reference.


ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

      Information with respect to principal accountant fees and services under the caption "Audit Committee Report" in the Proxy Statement for our Annual Meeting of Stockholders to be held on November 19, 2004, is incorporated into this Item by reference.

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) 1 Financial Statements
      An index of our Consolidated Financial Statements appears on page 28 of this report.

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

10.8 Amended and Restated Five-Year Revolving Credit and Competitive Advance Facility Agreement dated as of May 20, 2002, among The Reader's Digest Association, Inc., the Borrowing Subsidiaries, and the Lenders (as defined therein), etc., filed as Exhibit 10.2 to our Current Report on Form 8-K dated June 3, 2002, is incorporated herein by reference.

10.9 Amended and Restated Term Loan Agreement, dated as of May 21, 2004, among The Reader's Digest Association, Inc., the Borrowing Subsidiaries, and the Lenders (as defined therein), etc., filed as Exhibit 10.37 to our Current Report on Form 8-K dated May 24, 2004, is incorporated herein by reference.

10.10 The Reader's Digest Association, Inc. Deferred Compensation Plan for Directors, amended and restated as of January 1, 2003 filed as Exhibit
      10.10 to our Annual Report on Form 10-K for the year ended June 30, 2003, is incorporated herein by reference.*

10.11 Employment Agreement dated as of April 28, 1998, between The Reader's Digest Association, Inc. and Thomas O. Ryder, filed as Exhibit 10.33 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 1998, is incorporated herein by reference.*

10.12 The Reader's Digest Association, Inc. 2001 Income Continuation Plan for Senior Management, filed as Exhibit 10.21 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2001, is incorporated herein by reference.*

10.13 Termination Agreement dated as of April 23, 2001, between The Reader's Digest Association, Inc. and Eric W. Schrier, filed as Exhibit 10.18 to our Annual Report on Form 10-K for the year ended June 30, 2001, is incorporated by reference.*

10.14 Termination Agreement dated as of December 18, 2001, between The Reader's Digest Association, Inc. and Michael S. Geltzeiler filed as Exhibit 10.14 to our Annual Report on Form 10-K for the year ended June 30, 2003, is incorporated herein by reference.*

10.15 Termination Agreement dated as of April 23, 2001, between The Reader's Digest Association, Inc. and Thomas D. Gardner, filed as Exhibit 10.17 to our Annual Report on Form 10-K for the year ended June 30, 2002, is incorporated herein by reference.*

10.16 Termination Agreement dated as of April 23, 2001, between The Reader's Digest Association, Inc. and Gary S. Rich filed as Exhibit 10.16 to our Annual Report on Form 10-K for the year ended June 30, 2003, is incorporated herein by reference.*

10.17 The Reader's Digest Association, Inc. Senior Management Incentive Plan, filed as Exhibit 10.27 to our Annual Report on Form 10-K for the year ended June 30, 1999, is incorporated herein by reference.*


      *Denotes a management contract or compensatory plan.

10.18 Assurance of Voluntary Compliance or Discontinuance dated February 26, 2001, by and among the State Attorneys General and the registrant, filed as Exhibit 99.2 to our Current Report on Form 8-K dated March 9, 2001, is incorporated herein by reference.

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

10.21 The Reader's Digest Association, Inc. 2002 Key Employee Long Term Incentive Plan, filed as Exhibit 10.25 to our Annual Report on Form 10-K for the year ended June 30, 2002, is incorporated herein by reference.*

10.22 The Reader's Digest Association, Inc. Director Compensation Program, amended and restated as of January 1, 2003 filed as Exhibit 10.23 to our Annual Report on Form 10-K for the year ended June 30, 2003, is incorporated herein by reference.*

10.23 Form of Indemnification Agreement between The Reader's Digest Association, Inc. and individual directors and officers of The Reader's Digest Association, Inc., filed as Exhibit 10.27 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2003, is incorporated herein by reference.

10.24 Agreement by and among The Reader's Digest Association, Inc. and Highfields Capital Management LP and related entities, dated as of June 4, 2003, filed as Exhibit 10.28 to our Current Report on Form 8-K dated June 4, 2003, is incorporated herein by reference.

10.25 Form of First Amendment, dated as of June 26, 2003, to the Term Loan Agreement dated as of May 20, 2002, among The Reader's Digest Association, Inc., the Borrowing Subsidiaries and the Lenders (as defined therein), etc., filed as Exhibit 10.29 to our Current Report on Form 8-K dated June 26, 2003, is incorporated herein by reference.

10.26 Form of First Amendment, dated as of June 26, 2003, to the Amended and Restated Five-Year Revolving Credit and Competitive Advance Facility Agreement dated as of May 20, 2002, among The Reader's Digest Association, Inc., the Borrowing Subsidiaries, and the Lenders (as defined therein), etc., filed as Exhibit 10.30 to our Current Report on Form 8-K dated June 26, 2003, is incorporated herein by reference.

10.27 FlexNet Program summary description filed as Exhibit 10.28 to our Annual Report on Form 10-K for the year ended June 30, 2003, is incorporated herein by reference.*

10.28 Financial counseling plan summary description filed as Exhibit 10.29 to our Annual Report on Form 10-K for the year ended June 30, 2003, is incorporated herein by reference.*

10.29 Form of Second Amendment, dated as of January 27, 2004, to the Amended and Restated Five-Year Revolving Credit and Competitive Advance Facility Agreement dated as of May 20, 2002, among The Reader's Digest Association, Inc., the Borrowing Subsidiaries, and the Lenders (as defined therein), etc., filed as Exhibit 10.33 to our Current Report on Form 8-K dated March 3, 2004, is incorporated herein by reference.

10.30 Form of Third Amendment, dated as of February 12, 2004, to the Amended and Restated Five-Year Revolving Credit and Competitive Advance Facility Agreement dated as of May 20, 2002, among The Reader's Digest Association, Inc., the Borrowing Subsidiaries, and the Lenders (as defined therein), etc., filed as Exhibit 10.35 to our Current Report on Form 8-K dated March 3, 2004, is incorporated herein by reference.

10.31 Form of Amendment Agreement, dated as of May 24, 2004, among The Reader's Digest Association, Inc., the Borrowing Subsidiaries, and the Lenders (as defined therein), etc., filed as Exhibit 10.33 to our Current Report on Form 8-K dated March 3, 2004, is incorporated herein by reference.

10.32 Form of Fourth Amendment, dated as of May 24, 2004, to the Amended and Restated Five-Year Revolving Credit and Competitive Advance Facility Agreement dated as of May 20, 2002, among The Reader's Digest Association, Inc., the Borrowing Subsidiaries, and the Lenders (as defined therein), etc., filed as Exhibit 10.38 to our Current Report on Form 8-K dated May 24, 2004, is incorporated herein by reference.

10.33 Amendment to Employment Agreement dated as of November 21, 2003, between The Reader's Digest Association, Inc. and Thomas O. Ryder, filed as
      Exhibit 10.31 to our Quarterly Report on Form 10-Q for the quarter ended December 31, 2003, is incorporated herein by reference.*

13 Financial statements to be included in our 2004 Annual Report to Stockholders, together with the report thereon of KPMG LLP thereon (furnished for the information of the Securities and Exchange Commission only and not to be deemed filed as part of this Annual Report on Form 10-K, except for the portions thereof that are specifically incorporated herein by reference).

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



(b) Reports on Form 8-K

      During the three months ended June 30, 2004, we filed the following Current Reports on Form 8-K.

        Current Report on Form 8-K dated April 29, 2004, Items 7, 9 and 12.

        Current Report on Form 8-K dated May 24, 2004, Items 5, 7 and 9.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          The Reader's Digest Association, Inc.

                                        By:       /s/THOMAS O. RYDER
                                                   (Thomas O. Ryder)
                                            Chairman and Chief Executive Officer
Date:  September 8, 2004

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

          Signature                   Title                       Date

/s/THOMAS O. RYDER           Chairman and Chief Executive      September 8, 2004
   Thomas O. Ryder           Officer and a Director

/s/MICHAEL S. GELTZEILER     Senior Vice President and Chief   September 8, 2004
   Michael S. Geltzeiler     Financial Officer

/s/THOMAS D. BARRY           Vice President and Corporate      September 8, 2004
   Thomas D. Barry           Controller (chief  accounting
                             officer)

/s/JONATHAN B. BULKELEY*     Director                          September 8, 2004
   Jonathan B. Bulkeley

/s/HERMAN CAIN*              Director                          September 8, 2004
   Herman Cain

/s/WALTER ISAACSON*          Director                          September 8, 2004
   Walter Isaacson

/s/WILLIAM E. MAYER*         Director                          September 8, 2004
   William E. Mayer

/s/JAMES E. PRESTON*         Director                          September 8, 2004
   James E. Preston

/s/LAWRENCE R. RICCIARDI*    Director                          September 8, 2004
   Lawrence R. Ricciardi

/s/WILLIAM J. WHITE   *      Director                          September 8, 2004
   William J. White

/s/ED ZSCHAU*                Director                          September 8, 2004
   Ed Zschau

*By: /s/C.H.R. DUPREE
        (C.H.R. DuPree)
        Attorney in Fact

                      THE READER'S DIGEST ASSOCIATION, INC.

                  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                 Page


Management's Discussion and Analysis............................   *

Financial Statements:

      Consolidated Statements of Income--For the Years Ended
        June 30, 2004, 2003 and 2002............................   *

      Consolidated Balance Sheets--June 30, 2004 and 2003.......   *

      Consolidated Statements of Cash Flows--For the Years Ended
        June 30, 2004, 2003 and 2002............................   *

      Consolidated Statements of Changes in Stockholders' Equity
        --For the Years Ended June 30, 2004, 2003 and 2002......   *

Notes to Consolidated Financial Statements......................   *

Independent Auditors' Report....................................   *

Report of Management............................................   *

Selected Financial Data.........................................   *

Selected  Quarterly  Financial  Data and  Dividend  and Market
Information (Unaudited).........................................   *



      *This financial information is incorporated by reference to our 2004 Annual Report to Stockholders. For additional information, please refer to Item 8 of this report.