Form 10-Q
period 2004-09-30
READERS DIGEST ASSOCIATION INC
filed 2004-11-05
CIK 858558

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2004

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

As   of   October   31,    2004,   99,531,262  shares   of   the    registrant's
common stock were outstanding.


                                                          Page 1 of 24 pages.

           THE READER'S DIGEST ASSOCIATION, INC. AND SUBSIDIARIES

                             Index to Form 10-Q

                             September 30, 2004


Part I - Financial Information                                     Page No.

Item 1. Financial Statements

The Reader's Digest Association, Inc. and Subsidiaries
Consolidated Condensed Financial Statements (unaudited):

  Consolidated Condensed Statements of Operations
   for the three-month periods ended September 30, 2004 and 2003          3

  Consolidated Condensed Balance Sheets
   as of September 30, 2004 and June 30, 2004                             4

  Consolidated Condensed Statements of Cash Flows
   for the three-month periods ended September 30, 2004 and 2003          5

  Notes to Consolidated Condensed Financial Statements                    6

Item 2. Management's Discussion and Analysis
  of Financial Condition and Results of Operations                       14

Item 4. Controls and Procedures                                          21

Part II - Other Information

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds      22

Item 6. Exhibits and Reports on Form 8-K                                 23



            The Reader's Digest Association, Inc. and Subsidiaries
               Consolidated Condensed Statements of Operations
            Three-month periods ended September 30, 2004 and 2003
                    (In millions, except per share data)
                                 (unaudited)





                                                    Three-month periods ended
                                                           September 30,
                                                         2004        2003


Revenues                                             $   490.0    $   494.7

Product, distribution and editorial expenses            (203.0)      (208.3)
Promotion, marketing and administrative expenses        (322.9)      (299.9)
                                                     ---------    ---------
  Operating loss                                         (35.9)       (13.5)

Other (expense) income, net                              (11.0)        (7.6)
                                                     ---------    ---------
  Loss before income tax benefit                         (46.9)       (21.1)

Income tax benefit                                        16.6          7.6
                                                     ---------    ---------
  Net loss                                           $   (30.3)   $   (13.5)
                                                     =========    =========


Basic and diluted loss per share:

Weighted average common shares outstanding                97.3         97.0

  Basic and diluted loss per share                   $   (0.31)   $   (0.14)
                                                     =========    =========

Dividends per common share                           $    0.05    $    0.05
                                                     =========    =========




See accompanying Notes to Consolidated Condensed Financial Statements.


                The Reader's Digest Association, Inc. and Subsidiaries
                         Consolidated Condensed Balance Sheets
                     As of September 30, 2004 and June 30, 2004
                                    (In millions)
                                     (unaudited)

                                                                 September 30,    June 30,
                                                                     2004           2004
Assets

  Cash and cash equivalents                                      $     35.6     $     50.3
  Accounts receivable, net                                            269.6          229.0
  Inventories                                                         205.8          152.0
  Prepaid and deferred promotion costs                                108.0          106.9
  Prepaid expenses and other current assets                           188.0          152.1
                                                                 ----------     ----------
Total current assets                                                  807.0          690.3

Property, plant and equipment, net                                    155.0          155.8
Goodwill                                                            1,009.8        1,009.5
Other intangible assets, net                                          164.5          173.9
Other noncurrent assets                                               393.5          413.2
                                                                 ----------     ----------
Total assets                                                     $  2,529.8     $  2,442.7
                                                                 ==========     ==========

Liabilities and stockholders' equity

  Loans and notes payable                                        $    177.2     $     83.9
  Accounts payable                                                    119.0          110.6
  Accrued expenses                                                    264.6          268.7
  Income taxes payable                                                 16.4           15.5
  Unearned revenues                                                   426.3          403.4
  Other current liabilities                                            10.9           10.2
                                                                 ----------     ----------
Total current liabilities                                           1,014.4          892.3

Long-term debt                                                        622.2          637.7
Unearned revenues                                                     138.6          129.3
Postretirement and postemployment benefits other than pensions        116.8          119.5
Other noncurrent liabilities                                          203.0          200.8
                                                                 ----------     ----------
Total liabilities                                                   2,095.0        1,979.6

  Capital stock                                                        12.6           17.8
  Paid-in capital                                                     206.9          210.1
  Retained earnings                                                 1,295.0        1,330.4
  Accumulated other comprehensive loss                                (84.7)         (89.4)
  Treasury stock, at cost                                            (995.0)      (1,005.8)
                                                                 ----------     ----------
Total stockholders' equity                                            434.8          463.1
                                                                 ----------     ----------
Total liabilities and stockholders' equity                       $  2,529.8     $  2,442.7
                                                                 ==========     ==========



See accompanying Notes to Consolidated Condensed Financial Statements.


                  The Reader's Digest Association, Inc. and Subsidiaries
                       Consolidated Condensed Statements of Cash Flows
                   Three-month periods ended September 30, 2004 and 2003
                                       (In millions)
                                        (unaudited)

                                                                     Three-month periods ended
                                                                            September 30,
                                                                         2004         2003

Cash flows from operating activities
 Net loss                                                              $ (30.3)    $  (13.5)
 Depreciation and amortization                                            15.1         16.1
 Amortization of debt issue costs                                          1.0          1.3
 Stock-based compensation                                                  3.1          2.9
 Net gain on the sales of a business and  certain assets                    --         (3.5)
 Changes in current assets and liabilities
   Accounts receivable, net                                              (36.6)       (25.6)
   Inventories                                                           (52.4)       (45.6)
   Unearned revenues                                                      19.2         29.1
   Accounts payable and accrued expenses                                   1.3          2.4
   Other, net                                                            (33.5)       (63.7)
 Changes in noncurrent assets and liabilities                             28.6         31.0
                                                                       -------     --------
Net change in cash due to operating activities                           (84.5)       (69.1)
                                                                       -------     --------

Cash flows from investing activities
 Proceeds from maturities and sales of marketable securities                --          0.8
 Purchases of licensing agreements                                          --         (1.3)
 Proceeds from long-term investments                                        --          2.7
 Proceeds from sales of property, plant and equipment                      0.1          0.1
   Capital expenditures                                                   (3.2)        (4.0)
                                                                       -------     --------
Net change in cash due to investing activities                            (3.1)        (1.7)
                                                                       -------     --------
Cash flows from financing activities
 Proceeds from revolving credit and other short-term facilities, net      85.8        105.0
 Repayments of Term Loan                                                  (8.0)       (18.1)
 Cash paid for financing fees                                             (0.5)          --
 Proceeds from employee stock purchase plan  and exercise of
   stock options                                                           0.1           --
 Dividends paid                                                           (5.2)        (5.2)
                                                                       -------     --------
Net change in cash due to financing activities                            72.2         81.7
                                                                       -------     --------
Effect of exchange rate changes on cash                                    0.7          0.5
                                                                       -------     --------
Net change in cash and cash equivalents                                  (14.7)        11.4

Cash and cash equivalents at beginning of period                          50.3         51.3
                                                                       -------     --------
Cash and cash equivalents at end of period                             $  35.6     $   62.7
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

Unless otherwise indicated, references in Notes to Consolidated Condensed Financial Statements to "we," "our" and "us" are to The Reader's Digest Association, Inc. and its subsidiaries. All references to 2005 and 2004, unless otherwise indicated, are to fiscal 2005 and fiscal 2004, respectively. Our fiscal year represents the period from July 1 through June 30.

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

We report on a fiscal year that begins on July 1. The three-month periods ended September 30, 2004 and 2003 are the first fiscal quarters of 2005 and 2004, respectively. Operating results for any interim period are not necessarily indicative of the results for an entire year due to the seasonality of our business.

In some instances certain prior period amounts have been reclassified to conform to the current year presentation.

Recent Accounting Standards

In March 2004, the Financial Accounting Standards Board (FASB) issued an exposure draft, Share-Based Payment, which would supersede Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation, SFAS No. 148, Accounting for Stock-Based
Compensation--Transition and Disclosure--an amendment of FASB Statement No. 123 and Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees. The most significant change proposed is the requirement to recognize in the income statements the value of employee stock options and other stock-based compensation (including employee stock purchase plans) as calculated using the fair value based method, as opposed to the intrinsic value method currently used. The full impact of this proposed statement will not be known until the FASB issues a final SFAS, which is expected to be effective for interim or annual periods beginning after June 15, 2005 (fiscal 2006 and thereafter for us).


(2)   Basic and Diluted Earnings Per Share

Basic earnings per share is computed by dividing net income less preferred stock dividend requirements by the weighted average number of common shares outstanding during the period. The preferred stock dividend requirements were $0.3 for the three-month periods ended September 30, 2004 and 2003.

Diluted earnings per share is computed in the same manner except that the weighted average number of common shares outstanding assumes the exercise and conversion of certain stock options and vesting of certain restricted stock. The assumed exercise, conversion and vesting totaled 0.3 million shares and
1.8 million shares for the three-month periods ended September 30, 2004 and 2003, respectively. Because including these shares in our calculation of earnings per share would result in a smaller loss per share, they are considered anti-dilutive. Accordingly, our diluted earnings per share is calculated using the basic number of shares.

In addition, options to purchase 12.5 million shares and 13.4 million shares were not included in the calculation of diluted earnings per share because the exercise price for these options exceeded the average market price during the period.

(3)   Stock-Based Compensation

We have applied the disclosure provisions of SFAS No. 123 and SFAS No. 148; as permitted under these statements, we continue to measure stock compensation expense using the intrinsic value method prescribed under APB No. 25. Intrinsic value represents the excess of the quoted market price of our stock at the grant date over the amount the employee must pay for the stock. Since our practice is to grant stock options with an exercise price equal to the market price (based on quoted market prices) at the date of grant, no compensation expense is recognized. Compensation expense is recognized with respect to restricted stock and similar instruments.

The table below shows our net loss and basic and diluted loss per share as reported on our statements of operations for the respective periods and adjusts these amounts to include the pro forma impact of using the fair-value based method to calculate stock compensation expense as prescribed under SFAS No. 123. The fair value of our options and shares to be issued in connection with employee stock purchase plans on the date of grant was calculated using the Black-Scholes option-pricing model.

The pro forma stock compensation would result in an additional $(2.0) and $(2.9) of expense, net of tax, for the three-month periods ended September 30, 2004 and 2003, respectively.


                                                         Three-month periods
                                                         ended September 30,
                                                          2004         2003

Net loss, as reported                                  $  (30.3)    $  (13.5)
                                                       ========     ========

Less:  stock-based compensation expense determined
       using the fair-value based method, net of tax       (2.0)        (2.9)
                                                       --------     --------
Net loss, pro forma                                    $  (32.3)    $  (16.4)
                                                       ========     ========
Basic and diluted loss per share, as reported          $  (0.31)    $  (0.14)
                                                       ========     ========
Basic and diluted loss per share, pro forma            $  (0.34)    $  (0.17)
                                                       ========     ========


For the three-month periods ended September 30, 2004 and 2003, $2.0 and $1.9, net of tax, respectively, of expenses related to restricted stock and other stock-based compensation plans are included in our as reported and pro forma net loss and basic and diluted loss per share amounts.


(4)   Revenues and Operating Profit by Reportable Segment

In the first quarter of 2005, we modified the composition of two of our reportable segments, Reader's Digest North America and Consumer Business Services, to reflect a change in the way our chief operating decision maker internally manages two smaller business units. Reader's Digest Young Families and the results of our financial services alliances in the United States are now included in Reader's Digest North America. We have restated reportable segment results of operations to conform to our new reportable segments.

Reportable segments are based on our method of internal reporting. We present our segment revenues at amounts as if the transactions were with third parties. Revenues and expenses attributable to intercompany transactions are eliminated (under the intercompany eliminations caption below) to reconcile our reportable segment amounts to consolidated amounts, as reported in our statements of operations. We separately report Corporate Unallocated expenses, which include the cost of governance and centrally managed expenses, as well as the accounting for U.S. pension plans, postretirement healthcare costs, and executive compensation programs that are not allocated to the operating segments. Governance and centrally managed expenses include costs for departments such as corporate finance, general corporate management, investor relations, legal, public relations and treasury and for related information technology and facility costs incurred by these departments.

The accounting policies of our segments are the same as those described in
Note 1 to the Consolidated Financial Statements included in our 2004 Annual Report to Stockholders.

                                                Three-month periods ended
                                                       September 30,
                                                     2004        2003
                                                               Restated

Revenues
  Reader's Digest North America                   $  209.7     $  210.0
  Reader's Digest International                      214.8        215.8
  Consumer Business Services                          71.4         75.3
  Intercompany eliminations                           (5.9)        (6.4)
                                                  --------     --------
Total revenues                                    $  490.0     $  494.7
                                                  ========     ========

Operating (loss) profit
  Reader's Digest North America                   $   13.2     $   10.4
  Reader's Digest International                        0.7         (1.2)
  Consumer Business Services                         (15.9)       (12.7)
  Magazine deferred promotion amortization(1)        (25.4)          --
  Corporate Unallocated(2)                            (8.5)       (10.0)
                                                  --------     --------
Operating (loss) profit                           $  (35.9)    $  (13.5)
                                                  ========     ========
Intercompany eliminations
  Reader's Digest North America                   $   (0.9)    $   (0.3)
  Reader's Digest International                       (0.9)        (0.7)
  Consumer Business Services                          (4.1)        (5.4)
                                                  --------     --------
Total intercompany eliminations                   $   (5.9)    $   (6.4)
                                                  ========     ========

      (1) In connection with our change to expensing magazine deferred promotion costs when the promotion is mailed to prospective customers, our reportable segment operating profit in 2005 includes such expenses as incurred. Amortization of previously deferred promotion costs is not included in segment results reviewed by our chief operating decision maker. Magazine deferred promotion amortization relates to: 85% to Reader's Digest North America and 15% to Reader's Digest International.

      (2) Corporate Unallocated includes expenses for the cost of governance and centrally managed expenses, as well as the accounting for U.S. pension plans, postretirement healthcare costs, and executive compensation programs that are not allocated to the operating segments. Governance and centrally managed expenses include costs for departments such as corporate finance, general corporate management, investor relations, legal, public relations and treasury and for related information technology and facility costs incurred by these departments.


(5)   Comprehensive Loss

Accumulated other comprehensive loss as reported in our balance sheets as of September 30, 2004 and 2003 primarily represents foreign currency translation adjustments. The components of comprehensive loss, net of related tax, for the three-month periods ended September 30, 2004 and 2003 were as follows:


                                                                Three-month periods ended
                                                                       September 30,
                                                                      2004      2003

Net loss                                                            $ (30.3)  $ (13.5)
Change in:
  Foreign currency translation adjustments                              4.7       1.6
  Net unrealized gains (losses) on certain investments(1)                --       0.2
  Reclassification adjustments for  investment gains that are
   included in net loss(2)                                               --      (0.5)
                                                                    -------   -------
Total comprehensive loss                                            $ (25.6)  $ (12.2)
                                                                    =======   =======


      (1) Net unrealized gains (losses) on certain investments, which are net of related tax, principally represents unrealized gains (losses) related to our investment in the voting common shares of LookSmart, Ltd. For the three-month period ended September 30, 2003, this amount is net of deferred taxes of $(0.1).

      (2) Reclassification adjustments for investment gains that are included in net loss are realized gains net of deferred taxes of $0.3 for the three-month period ended September 30, 2003.


(6) Other Operating Items, Net

Other operating items recorded in previous periods represent charges related to the streamlining of our organizational structure and the strategic repositioning of certain businesses. The components of our restructuring charges included in accrued expenses on our balance sheets are described in further detail below.

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

The table below reflects changes for the three-month period ended September
30, 2004 to accruals recorded in previous periods. A majority of the reserves remaining relate to severance and guaranteed minimum payments for products that have been discontinued. Most of the spending to date relates to severance costs. Of the approximately 820 positions identified to be separated under the charges recorded in fiscal 2003 and 2004, approximately 80% had been separated as of September 30, 2004.

   Initial year       Balance at                    Balance at
    of charge       June 30, 2004   Spending    September 30, 2004


  2002 and prior        $  3.2       $ (0.1)         $   3.1
  2003                     6.7         (0.8)             5.9
  2004                    11.8         (1.6)            10.2
                        ------       ------          -------
     Total              $ 21.7       $ (2.5)         $  19.2
                        ======       ======          =======

(7) Inventories

                                   September 30,     June 30,
                                       2004            2004

  Raw materials                      $  10.2         $   9.7
  Work-in-progress                       2.4             5.0
  Finished goods                       193.2           137.3
                                     -------         -------
  Total inventories                  $ 205.8         $ 152.0
                                     =======         =======

The method used to value our inventories is the first-in, first-out (FIFO) method.


(8)   Investments

Available-for-Sale Marketable Securities

Marketable securities, which were included in other noncurrent assets on the balance sheet in 2004, primarily represented the fair market value (based on quoted market prices) of our investment in LookSmart, Ltd. These securities were accounted for and classified as available-for-sale securities. As of September 30, 2003, we had sold all of our remaining shares.

During the three-month period ended September 30, 2003, we sold 0.2 million shares of LookSmart and recorded a pre-tax gain of $0.8 in other (expense) income, net on the statement of operations.

Investments, at Cost

During the three-month period ended September 30, 2003, we recognized a gain of $2.7 in other (expense) income, net as a result of proceeds received in exchange for our interest in Schoolpop, Inc., which merged into an unrelated third party. We had written this investment down to zero in the fourth quarter of fiscal 2002.


(9)   Goodwill and Other Intangible Assets, Net

During the three-month period ended September 30, 2004, the carrying amount of goodwill increased by $0.3 due to the impact of foreign currency translation on goodwill balances outside the United States. The carrying amount of goodwill as of September 30, 2004 was $1,009.8 of which $686.5 was attributable to Reader's Digest North America and $323.3 was attributable to Consumer Business Services. We tested our goodwill for impairment in the third quarter of 2004 (our designated annual period) and determined that no impairment existed with respect to our holdings at that time. Although the third quarter of the fiscal year is our designated annual period, we continually monitor changes in our businesses to assess whether the carrying amount of goodwill has been impaired. If circumstances indicate that the carrying value of goodwill has been impaired, we would record a loss in the period the impairment is identified.

The following categories of acquired intangible assets are included in other intangible assets, net as of September 30, 2004 and June 30, 2004:

                                            September 30, 2004       June 30, 2004
                                              Gross       Net       Gross      Net

Intangible assets with indefinite lives:
  Tradenames                                $   89.7  $   89.7    $   89.7  $   89.7
Intangible assets with finite lives:
  Licensing agreements                          56.8      35.6        56.0      36.5
  Customer lists                               137.7      39.2       137.8      47.7
  Other tradenames and
   noncompete agreements                         3.0        --         3.0        --
                                            --------  --------    --------  --------
Total intangible assets                     $  287.2  $  164.5    $  286.5  $  173.9
                                            ========  ========    ========  ========



Amortization related to intangible assets with finite lives amounted to $9.8 and $9.9 for the three-month periods ended September 30, 2004 and 2003, respectively. Our licensing agreement (discussed below) is principally amortized over the initial 10-year contract term, with a portion being amortized over the total 18-year term of our amended agreement. Customer lists are being amortized principally between three and six years. Estimated fiscal year amortization expense for intangible assets with finite lives is as follows: fiscal 2005 - $36.9; fiscal 2006 - $15.9; fiscal 2007 - $10.6;
fiscal 2008 - $5.9 and fiscal 2009 - $5.7.

Licensing Agreement

In May 2000, QSP, Inc. entered into a long-term licensing agreement with World's Finest Chocolate, Inc. The cost associated with the agreement was assigned to licensing agreements and is included in other intangible assets, net on the balance sheets. In September 2002, this agreement was amended to extend the term of the original agreement by 10 years, reduce the annual minimum tonnage purchase requirements, favorably adjust pricing and permit QSP to sell World's Finest Chocolate products through marketing channels other than fundraising, under specified circumstances. In connection with these amended terms, QSP paid World's Finest Chocolate $10.5 in 2003. The amount paid in May 2000 to consummate the initial agreement is being amortized over the original 10-year license term. Amounts paid to amend the agreement have been assigned to various amortization periods ranging from 6 to 16 years (the remaining period of the amended agreement).

The approximate annual minimum purchase amounts under the amended agreement are: fiscal 2005 - $59.0; fiscal 2006 - $61.0; fiscal 2007 - $62.0; and
approximately $69.0 per year from fiscal 2008 to fiscal 2020. These amounts are estimates based on minimum tonnage requirements and nominal price increases as stipulated in the amended agreement.


(10) Debt

As described in Note 11 to the Consolidated Financial Statements included in our 2004 Annual Report to Stockholders, our borrowings consist principally of proceeds from the Term Loan Agreement (Term Loan), our Five-Year Revolving Credit and Competitive Advance Facility Agreement (Five-Year Facility) and $300.0 in senior unsecured notes. The Term Loan and the Five-Year Facility are collectively referred to as the Credit Agreements. The maximum borrowing allowed under the Five-Year Facility is $192.5. The Credit Agreements are secured by substantially all of our assets and are subject to various financial and non-financial covenants.

During the three-month period ended September 30, 2004, we repaid $8.0 of principal related to the Term Loan. The Term Loan requires us to make scheduled principal repayments of $8.0 per quarter during the first three quarters of 2005 and increasing principal repayments thereafter. This amount is continually adjusted as we continue to make voluntary and additional mandatory repayments. We are required to perform a calculation in the first quarter of every fiscal year (based on an excess cash flow calculation outlined in the Term Loan) to determine any potential additional mandatory repayments. During the first quarter of 2005, no additional repayments were required pursuant to this calculation. As of September 30, 2004, we had $369.0 of outstanding borrowings under the Term Loan, $130.4 of outstanding borrowings under the Five-Year Facility and $300.0 outstanding under the senior unsecured notes. These amounts are included in long-term debt and in loans and notes payable on the balance sheets.

Interest expense for the three-month periods ended September 30, 2004 and 2003 was $11.5 and $11.6, respectively. Interest income on cash balances was $0.7 and $1.0 for the three-month periods ended September 30, 2004 and 2003, respectively. The weighted average interest rate on our borrowings for the three-month periods ended September 30, 2004 and 2003 was 4.8% and 4.0%, respectively.


(11) Derivative Instruments

Risk Management and Objectives

In the Credit Agreements (referred to in Note 10, Debt), we are required to enter into interest rate protection agreements to fix or limit the interest cost with respect to at least one-third of the outstanding borrowings under the Term Loan. We currently maintain agreements to cap at 6% the LIBOR interest rate component of our borrowings up to a notional amount of $150.0. Our interest rate cap agreements qualify as cash flow hedges, the effect of which is described below.

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

Cash Flow Hedges - For the three-month period ended September 30, 2004, the fair value of our interest rate cap was largely unchanged. For the three-month period ended September 30, 2003, the fair value of our interest rate cap increased, resulting in a nominal gain, net of tax. These changes are reported in accumulated other comprehensive loss included in stockholders' equity on the balance sheet. The gains and losses are deferred until the underlying interest expense is recognized in earnings.

There were no cash flow hedges discontinued during the three-month periods ended September 30, 2004 and 2003.


(12) Pension Information

We sponsor various pension plans including those for employees in the United States, international employees and excess plans for executives. The largest plan, covering substantially all employees in the United States, is a cash balance plan.

The table below details the components of our net periodic pension (benefit) cost for the three-month periods ended September 30, 2004 and 2003.

                                        Three-month period ended
                                              September 30,
                                            2004        2003

Service cost                               $  4.7     $  4.6
Interest cost                                11.0       11.0
Expected return on plan assets              (17.9)     (15.8)
Amortization                                 (0.3)      (0.1)
Recognized actuarial gain                     0.8        1.3
                                           ------     ------
Net periodic pension (benefit) cost        $ (1.7)    $  1.0
                                           ======     ======

For the three-month period ended September 30, 2004, approximately $1.7 was contributed to our pension plans.

The table below details the components of our net periodic postretirement (benefit) cost for the three-month periods ended September 30, 2004 and 2003.

                                       Three-month period ended
                                             September 30,
                                            2004       2003

Service cost                               $  0.3     $  0.3
Interest cost                                 1.3        1.6
Amortization of prior service cost           (0.4)      (0.2)
                                           ------     ------
Net periodic postretirement cost           $  1.2     $  1.7
                                           ======     ======


(13) Share Repurchase Authorization

Under various share repurchase authorizations (announced during 2000, 2001 and 2003), we have repurchased a cumulative 8.6 million shares of our Class A Nonvoting Common Stock for approximately $231.7. We have not repurchased any shares since December 31, 2001. In May 2001 we announced a $250.0 share repurchase authorization, of which $186.0 remains as of September 30, 2004. Under the Credit Agreements, we are permitted to repurchase shares, pay cash dividends and make certain other restricted payments, in any combination thereof, up to $50.0 each fiscal year (see Note 10, Debt, for additional information).

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


Unless otherwise indicated, references in Management's Discussion and Analysis to "we," "our" and "us" are to The Reader's Digest Association, Inc. and its subsidiaries. All references to 2005 and 2004, unless otherwise indicated, are to fiscal 2005 and fiscal 2004, respectively. Our fiscal year represents the period from July 1 through June 30.

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


Three-Month Period Ended September 30, 2004, Compared With Three-Month Period Ended September 30, 2003

Results of Operations:  Company-Wide

Overview

Usually, the first quarter of the fiscal year is our smallest in terms of revenues. We usually generate a larger share of our annual revenues and the majority of our profits in the second quarter of the fiscal year. As such, our businesses, especially Books Are Fun and QSP, spend the first quarter principally preparing for the second quarter peak selling season. The first quarter is usually characterized by an increased debt load to fund expenditures for inventory and other working capital items. Consistent with our two-year plan to achieve sustainable revenue and profit growth by the end of 2005, we also continued to invest in our business this quarter. Some of the investment initiatives include developing new products and expanding into new markets outside of North America.

In the first quarter of 2005, we modified the composition of two of our reportable segments, Reader's Digest North America and Consumer Business Services, to reflect a change in the way our chief operating decision maker internally manages two smaller business units. Reader's Digest Young Families and the results of our financial services alliances in the United States are now included in Reader's Digest North America. We have restated reportable segment results of operations and the discussion below for prior periods to conform to our new reportable segments.


Revenues

Revenues for the first quarter of 2005 decreased 1% to $490, compared with $495 for the first quarter of 2004. Excluding the effect of foreign currency translation, revenues decreased 5%. Reader's Digest International and Consumer Business Services principally drove the decline in revenues. Revenues for Reader's Digest North America were flat when compared with the prior year.

Revenues for Reader's Digest International declined in most of our markets principally due to planned reductions in the frequency of our mailings and shrinking membership in series products. To stabilize the business, we continued to reduce mail quantities and eliminate marginally profitable campaigns. The most significant declines were in the United Kingdom, Brazil, Mexico and Russia. These declines were partially offset by improved performance in Australia.

The decline in revenues for Consumer Business Services was driven by fewer events at Books Are Fun due to turnover in the sales force and the effects of hurricanes in the southeastern United States. This decline was partially offset by increased sales for Trade Publishing and QSP.

Revenues for Reader's Digest North America were flat when compared with the comparable period in the prior year. Revenues were lower principally because of the elimination of certain campaigns at Young Families, lower circulation revenues for Reader's Digest magazine and lower membership in Select
Editions. Offsetting these declines were increased revenues at Reiman, due in part to strong performance of annual book products.


Operating Loss

The operating loss for the first quarter of 2005 increased to $(36), compared with a loss of $(13) for the first quarter of 2004. The loss was principally driven by expenses recognized to reflect our change to expensing magazine direct-response promotion costs when the promotion is mailed to prospective customers (described in further detail below), lower profits for Consumer Business Services and investments in new products and markets. These declines were partially offset by increased profits for Reader's Digest International and Reader's Digest North America, and lower Corporate Unallocated expenses.

Reader's Digest North America and Reader's Digest International profits improved because of lower promotion and fulfillment costs for Reader's Digest magazine, more efficient mailings in Reader's Digest International and lower magazine promotion spending at Reiman. In Reader's Digest North America, profits in the first quarter of 2005 also included a $2 one time contract termination payment from a former financial services alliance partner. In addition, overhead costs were lower as we continue to realize the benefits of cost-cutting measures initiated in previous periods. Lower Corporate Unallocated expenses were driven by $2 of higher net pension income (from our overfunded U.S. pension plans) and $1 of lower costs associated with postretirement healthcare benefits (due to changes in plan benefits and the effect of a subsidy pursuant to the Medicare Prescription Drug, Improvement and Modernization Act of 2003).

As described in Note 9 of the accompanying Notes to Consolidated Condensed Financial Statements and the Critical Accounting Policies section included in our 2004 Annual Report to Stockholders, we continually monitor changes in our business and its effect on the carrying value of our intangible assets. Recoverability analyses are sensitive to the effects of competition and general economic health on sales and profit margins. Given some of the trends in our business, and since we generate most of our profit in the second quarter, we may undertake a reassessment of our long-term forecasts for certain businesses with intangible assets. Our principal intangible assets relate to Reiman and Books Are Fun. To the extent the carrying amount of an intangible asset is impaired, we would record a loss.

Magazine Deferred Promotion Change
During the fourth quarter of 2004, we reassessed our accounting for magazine direct-response promotion costs in light of changes in our business, as well as the strategies and initiatives undertaken by our magazine business. As a result of these changes, pursuant to American Institute of Certified Public Accountants Statement of Position (SOP) 93-7, Reporting on Advertising Costs, effective July 1, 2004, we no longer defer and amortize magazine promotion costs, but expense such costs when the promotion is mailed to prospective customers. During the first quarter of 2005 expenses were affected by $25 related to amortization of previously deferred magazine promotion costs. Such amount is included as a component of promotion, marketing and administrative expenses on the statements of operations. In addition, because we currently expense magazine direct-response promotion costs when the promotion is mailed to prospective customers, instead of deferring and amortizing such costs (as we did in the prior year), promotion expense variance in the first quarter of 2005 is higher.


Other (Expense) Income, Net

Other (expense) income, net increased to $(11) in the first quarter of 2005, compared with $(8) in the first quarter of 2004. The primary changes were:

  - A gain of $3 from proceeds received in exchange for our interest in Schoolpop, Inc. in the first quarter of 2004, which merged into an unrelated third party. We had written this investment down to zero in the fourth quarter of fiscal 2002.
  - Sales of shares of LookSmart, Ltd. of $1 in the first quarter of 2004. The sale of these shares represented the complete liquidation of our investment in LookSmart.


Income Taxes

The effective tax rate for the first quarter of 2005, 35.5%, was comparable to the effective rate for the first quarter of 2004, 36.0%.

Net Loss and Loss Per Share

As a result of the activities described above, for the first quarter of 2005 we incurred a net loss of $(30) or $(0.31) for both basic and diluted loss per share, compared with a net loss of $(13) or $(0.14) for both basic and diluted loss per share in the first quarter of 2004. For the first quarters of both 2005 and 2004, the effect of potentially dilutive shares was not considered in the calculation of loss per share because such shares would have been anti-dilutive.


Results of Operations:  Operating Segments


                                           Three-month periods ended
                                                  September 30,
                                                  2004      2003
                                                          Restated
Revenues
  Reader's Digest North America                  $ 210     $ 210
  Reader's Digest International                    215       216
  Consumer Business Services                        71        75
  Intercompany eliminations                         (6)       (6)
                                                 -----     -----
Total revenues                                   $ 490     $ 495
                                                 =====     =====

Operating (loss) profit
  Reader's Digest North America                  $  13     $  10
  Reader's Digest International                      1        (1)
  Consumer Business Services                       (16)      (13)
  Magazine deferred promotion amortization(1)      (25)       --
  Corporate Unallocated(2)                          (9)      (10)
                                                 -----     -----
Operating (loss) profit                          $ (36)    $ (13)
                                                 =====     =====

Intercompany eliminations
  Reader's Digest North America                  $  (1)    $  --
  Reader's Digest International                     (1)       (1)
  Consumer Business Services                        (4)       (5)
                                                 -----     -----
Total intercompany eliminations                  $  (6)    $  (6)
                                                 =====     =====

    (1) In connection with our change to expensing magazine deferred promotion costs when the promotion is mailed to prospective customers, our reportable segment operating profit in 2005 includes such expenses as incurred. Amortization of previously deferred promotion costs is not included in segment results reviewed by our chief operating decision maker. Magazine deferred promotion amortization relates to: 85% to Reader's Digest North America and 15% to Reader's Digest International.

    (2) Corporate Unallocated includes expenses for the cost of governance and centrally managed expenses, as well as the accounting for U.S. pension plans, postretirement healthcare costs, and executive compensation programs that are not allocated to the operating segments. Governance and centrally managed expenses include costs for departments such as corporate finance, general corporate management, investor relations, legal, public relations and treasury and for related information technology and facility costs incurred by these departments.


Reader's Digest North America

Revenues for Reader's Digest North America for the first quarter of 2005 were flat when compared with the first quarter of 2004. Excluding the impact of foreign currency translation, revenues declined 1%. Lower revenues for U.S. Books and Home Entertainment and Reader's Digest magazine were partially offset by improved revenues for Reiman and our Special Interest magazines.

As described in the "Overview" section, because of the change in composition of our reportable segments, Reader's Digest Young Families is included as part of U.S. Books and Home Entertainment. The most significant revenue declines in this segment relate to Young Families and Select Editions. Young Families revenues declined as we eliminated marginally profitable and unprofitable activity. Revenues for Select Editions were lower as membership
in the series continued to decline.   Planned reductions in other continuity
series membership and lower telemarketing activity due to regulatory restrictions, contributed to the decline. These declines were partially offset by the addition of new mailings for products in the Entertainment affinity.

Revenues for Reader's Digest magazine declined slightly as the rate base was reduced in January of 2004 to improve circulation profitability. Advertising revenues were flat when compared with the prior year as an increase in advertising pages was offset by the effects of this rate base reduction.

Reiman revenues increased because of the strong performance of new and existing annual book products and revenues from Backyard Living, a new product launched in the third quarter of 2004. These improvements were partially offset by lower circulation revenues for certain magazines, attributable to lower promotional efforts in order to maximize profitability.

Revenues for some of our Special Interest magazines also improved. Increases in the number of advertising pages and the rate per page for Selecciones and increased advertising and circulation revenues for The Family Handyman were driven by strong performance in their respective markets.

Operating profit for this segment for the first quarter of 2005 increased 27% to $13, compared with $10 in the first quarter of 2004. Excluding the effect of foreign currency translation, profit increased 25%. The increase in profit was evident in almost all of our businesses. Other than the impact of the revenue changes described above and a one time contract termination payment of $2 from a former financial services alliance partner, profits for Reader's Digest magazine increased because of improved subscription sales efficiency, due to the January 2004 reduction in the rate base, which lead to lower marketing and fulfillment costs. In addition, lower promotion costs at Reiman and lower overhead costs for the segment, attributable to cost-cutting measures initiated in previous periods, contributed to the improvement.

The effect of expensing magazine direct-response promotion costs when the promotion is mailed to prospective customers and investments in new products partially offset these improvements.


Reader's Digest International

Revenues for Reader's Digest International for the first quarter of 2005 were $215, compared with $216 for the first quarter of 2004. Excluding the impact of foreign currency translation, revenues declined 8%. The most significant revenue declines were in the United Kingdom, Brazil, Mexico, Russia, Benelux, Switzerland, Slovakia and the Czech Republic. Also, revenues in Norway declined because we discontinued certain significant lines of business in 2004. The revenue declines in these markets were principally driven by planned reductions in the frequency of our mailings and lower membership in series products. As a result of these factors, the number of promotable customers declined. Although some of these trends showed signs of stabilizing, a weak economic climate in the markets where we operate contributed to the decline.

Revenues in Australia increased because of improved response rates to promotional mailings for strong products. In addition, revenues from the introduction of new products and expansion into new markets partly offset the segment revenue declines.

Operating profit for this segment for the first quarter of 2005 increased to a profit of $1, compared with a loss of $(1) for the first quarter of 2004. The improvement was driven by the benefits of cost-cutting measures initiated in previous periods, resulting in a 9% reduction in overhead costs, and lower product and promotion costs because of lower activity levels. Investments in new products and markets and the effect of expensing magazine direct-response promotion costs when the promotion is mailed to prospective customers partially offset these improvements.

Consumer Business Services

Revenues for Consumer Business Services for the first quarter of 2005 decreased 5% to $71, compared with $75 for the first quarter of 2004. Excluding the impact of foreign currency translation, revenues declined 6%. The decline in revenues was attributable to lower revenues for Books Are Fun, partially offset by increased revenues for our Trade Publishing businesses and QSP.

The decline in revenues for Books Are Fun was driven by fewer events held and lower overall average sales per event. The decline in the number of events held was principally caused by turnover in the independent sales force, some of whom joined competitors. In addition, a later school opening date and event cancellations because of hurricanes in the southeastern United States contributed to the decline. Average sales per event declined because of a shift in the mix of products sold, to lower-priced products.

Revenues for Trade Publishing improved because of increased sales to mass marketers and strong products.

Revenues for QSP were slightly higher for the first quarter of 2005 when compared with the first quarter of 2004 because of a shift in the timing of orders. In addition, gross sales of World's Finest Chocolate products increased 11%.

Operating profit for this segment for the first quarter of 2005 decreased 25% to $(16), when compared with $(13) in the first quarter of 2004. The revenue changes described above, and increased sales force incentives and freight costs at Books Are Fun drove the decline in profitability. Investments in the sales force and incentives at QSP contributed to the decline.


Forward-Looking Information

Fiscal 2005 Results

In the first quarter of 2005 QSP and Books Are Fun were adversely affected by a later labor day and hurricanes in the southeastern United States. These businesses also continue to experience challenges related to competition, particularly for the sales force. Although we are investing in the sales force and taking other actions to mitigate the impact of these circumstances on our operations, some of the softness in first quarter revenues may not be recovered in the second quarter, our peak selling season.

In the second quarter of 2005 we expect to recognize gains from the sales of two magazines and a URL, approximately $4, in other (expense) income, net. In addition, we expect to complete the sale and partial leaseback of our facility in Pleasantville in the second quarter.

We expect full-year 2005 earnings per share of $0.28 to $0.38, including $(0.49) per share related to amortization of our magazine deferred promotion asset as of June 30, 2004. In our 2004 Annual Report to Stockholders we communicated that our previous 2005 earnings per share guidance, a range of $0.77 to $0.87 per share, was provided before finalizing the disposition of our magazine deferred promotion asset. Accordingly, our previous guidance did not include amortization of our magazine deferred promotion asset as of June 30, 2004.




Liquidity and Capital Resources

                                                                  Three-month
                                                                  period ended
                                                                 September 30,
                                                                      2004

  Cash and cash equivalents at June 30, 2004                         $  50
  Net change in cash due to:
    Operating activities                                               (84)
    Investing activities                                                (3)
    Financing activities                                                72
    Effect of exchange rate changes on cash and cash equivalents         1

  Net change in cash and cash equivalents                              (14)
                                                                     -----
  Cash and cash equivalents at September 30, 2004                    $  36
                                                                     =====

Cash and cash equivalents decreased 29% to $36 as of September 30, 2004, compared with $50 as of June 30, 2004.

Uses of cash during the first quarter of 2005 included:

  - A build-up of inventory at Books Are Fun and, to a lesser extent, QSP before the second quarter peak selling season.
  - A net increase in other current assets as a result of commission advances made to the sales force at QSP.
  - Seasonally higher accounts receivable balances at QSP since a majority of their first quarter revenues were generated in late September.
  - Employee incentive payments made in the first quarter of 2005 that were earned in 2004.
  - Mandatory repayments of $8 of principal related to the Term Loan (described below).

Partially offsetting the uses of cash noted above were the proceeds from short-term borrowings to finance the cash flow requirements noted above in anticipation of the second quarter of 2004, our peak selling season, and an increase in unearned revenues due to increased promotional activity and favorable response rates for magazines at Reiman.


Debt
As described in Note 11 to the Consolidated Financial Statements included in our 2004 Annual Report to Stockholders, our borrowings principally comprise the $950 Term Loan Agreement (Term Loan), the Five-Year Revolving Credit and Competitive Advance Facility Agreement (Five-Year Facility) (collectively referred to as the Credit Agreements), and $300 senior unsecured notes. The maximum borrowing allowed under the Five-Year Facility is $193. During the first quarter of 2005, we repaid $8 of principal related to the Term Loan and borrowed $86 under the Five-Year Facility. The Term Loan requires us to make scheduled principal repayments of $8 per quarter during the first three quarters of 2005 and increasing principal repayments thereafter. This amount is continually adjusted as we continue to make voluntary and additional mandatory repayments. In addition, we are required to perform a calculation in the first quarter of every fiscal year (based on an excess cash flow calculation outlined in the Term Loan) to determine any potential additional mandatory repayments. During the first quarter of 2005, no additional repayments were required pursuant to this calculation. The weighted average interest rate on our borrowings for the three-month period ended September 30, 2004 was 4.8%.

During the first quarter of 2005, we amended our Credit Agreements to exclude the amortization of our deferred magazine promotion asset as of June 30, 2004 from our leverage ratio calculation and other financial covenants.

Under the Credit Agreements, we are required to hedge at least one-third of borrowings outstanding under the Term Loan for a period of three years. These instruments cap at 6% the LIBOR interest rate component of $150 of our borrowings under the Term Loan. These instruments will terminate in the first quarter of fiscal 2006.

We believe that our liquidity, capital resources, cash flows and borrowing capacity are sufficient to fund normal capital expenditures, working capital requirements, the payment of dividends, debt service and the implementation of our strategic initiatives.

Recent Accounting Standards

In March 2004, the Financial Accounting Standards Board (FASB) issued an exposure draft, Share-Based Payment, which would supersede Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation, SFAS No. 148, Accounting for Stock-Based
Compensation--Transition and Disclosure--an amendment of FASB Statement No. 123 and Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees. The most significant change proposed is the requirement to recognize in the income statements the value of employee stock options and other stock-based compensation (including employee stock purchase plans) as calculated using the fair value based method, as opposed to the intrinsic value method currently used. The full impact of this proposed statement will not be known until the FASB issues a final SFAS, which is expected to be effective for interim or annual periods beginning after June 15, 2005 (fiscal 2006 and thereafter for us).

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

Some of these risks and uncertainties include factors relating to:

- the effects of potentially more restrictive privacy and other governmental regulation relating to our marketing methods;
-  the effects of modified and varied promotions;
-  our ability to identify customer trends;
- our ability to continue to create and acquire a broadly appealing mix of new products;
- our ability to attract and retain new and younger magazine subscribers and product customers in view of the maturing of an important portion of our customer base;
- our ability to attract and retain subscribers and customers in an economically efficient manner;
-  the effects of selective adjustments in pricing;
-  our ability to expand and more effectively utilize our customer database;
- our ability to expand into new international markets and to introduce new product lines into new and existing markets;
-  our ability to expand into new channels of distribution;
- our ability to negotiate and implement productive acquisitions, strategic alliances and joint ventures;
- our ability to successfully integrate newly acquired and newly formed businesses (including the Reiman business);
- the strength of relationships of newly acquired and newly formed businesses (including the Reiman business) with their employees, suppliers and customers;
- the accuracy of the basis of forecasts relating to newly acquired and newly formed businesses (including the Reiman business);
- our ability to achieve financial savings related to restructuring programs;
- our ability to contain and reduce costs, especially through global efficiencies;
- the cost and effectiveness of our reengineering of business processes and operations;
- the accuracy of our management's assessment of the current status of our business;
-  the evolution of our organizational and structural capabilities;
- our ability to respond to competitive pressures within and outside the direct marketing and direct sales industries, including the Internet;
-  our ability to recruit, train and retain effective sales personnel;
-  the effects of worldwide paper and postage costs;
- the effects of possible postal disruptions on deliveries of promotions, products and payments;
-  the effects of foreign currency fluctuations;
- the accuracy of our management's assessment of the future effective tax rate and the effects of initiatives to reduce the rate;
-  the adequacy of our financial resources;
- the effects of the terms of, and increased leverage resulting from additional borrowings under, our credit facilities;
-  the effects of interest rate fluctuations;
-  the effects of downgrades of our credit ratings;
- the effects of economic and political changes in the markets where we compete;
-  the effects of weather in limiting access to consumers; and
- the economic effects of terrorist activity and related events, especially those limiting access to consumers and otherwise affecting the direct marketing and direct sales industries.

We do not undertake to update any forward-looking statements.

Item 4.    CONTROLS AND PROCEDURES

Under the supervision of our Chief Executive Officer and Chief Financial Officer, we evaluated our disclosure controls and procedures and internal control over financial reporting (as defined in rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) and concluded that (i) our disclosure controls and procedures were effective as of September 30, 2004 and (ii) no change in internal control over financial reporting occurred during the quarter ended September 30, 2004 that has materially affected, or is reasonably likely to materially affect, such internal control over financial reporting.

There have been no significant changes in our internal controls or in other factors that could significantly affect those internal controls subsequent to the date of our evaluation thereof.

                          PART II. OTHER INFORMATION

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS


                                                     (c) Total Number of      (d) Maximum  Number (or
                       (a) Total                      Shares (or Units)         Approximate Dollar
                        Number of     (b) Average      Purchased as Part        Value) of Shares (or
                        Shares (or     Price Paid         of Publicly          Units) that May Yet Be
      Period              Units)        per Share      Announced Plans          Purchased Under the
                        Purchased      (or Unit)          or Programs            Plans or Programs

July 1 - 31, 2004        10,418          $14.73              --                          --
August 1 - 31, 2004      40,535          $13.36              --                          --
September 1 - 30, 2004       --              --              --                          --
        Total            50,953          $13.64              --                          --


All of the share amounts noted represent shares of the Company's Common Stock that were surrendered to the Company in order to fulfill tax withholding obligations of employees upon vesting of restricted stock.


Item 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits

      10.34 Form of stock option award terms and conditions under The Reader's Digest Association, Inc. 1994 and 2002 Key Employee Long Term Incentive Plans.*

      10.35 Form of restricted stock award terms and conditions under The Reader's Digest Association, Inc. 1994 and 2002 Key Employee Long Term Incentive Plans.*

      10.36 Form of performance share award letter under The Reader's Digest Association, Inc. 1994 and 2002 Key Employee Long Term Incentive Plans.*

      10.37 Form of deferred stock award terms and conditions under The Reader's Digest Association, Inc. Director Compensation Program.*

      10.38 Form of First Amendment, dated as of September 9, 2004, to the Amended and Restated Term Loan Agreement dated as of May 24, 2004, among The Reader's Digest Association, Inc., the Borrowing Subsidiaries, and the Lenders (as defined therein), etc.

      10.39 Form of Fifth Amendment, dated as of September 9, 2004, to the Amended and Restated Five-Year Revolving and Competitive Advance Facility Agreement dated as of May 20, 2002, among The Reader's Digest Association, Inc., the Borrowing Subsidiaries, and the Lenders (as defined therein), etc.

      14 Ethical, Legal and Business Conduct Policies, effective September 30, 2004.

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


(b) Reports on Form 8-K

    During the three-month period ended September 30, 2004, we filed the following Current Reports on Form 8-K:

    - Current Report on Form 8-K dated July 29, 2004, Items 9 and 12.

    - Current Report on Form 8-K/A dated September 9, 2004, Items 2.02, 7.01 and 9.01.

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                                        The Reader's Digest Association, Inc.
                                        (Registrant)



Date:  November 5, 2004             By: /s/MICHAEL S. GELTZEILER
                                        Michael S. Geltzeiler
                                        Vice President and Chief Financial
                                        Officer
                                        (principal financial officer and
                                        duly authorized signatory)