Form 10-Q
period 2004-12-31
READERS DIGEST ASSOCIATION INC
filed 2005-02-08
CIK 858558

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 2004

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

As of January 31, 2005, 99,566,574 shares of the registrant's common stock were outstanding.

                                                   Page 1 of 31 pages.

        THE READER'S DIGEST ASSOCIATION, INC. AND SUBSIDIARIES

                          Index to Form 10-Q

                          December 31, 2004


                                                                      Page No.

Part I - Financial Information:

Item 1.  Financial Statements

The Reader's Digest Association, Inc. and Subsidiaries
Consolidated Condensed Financial Statements (unaudited):

  Consolidated Condensed Statements of Income
   for the three-month and six-month periods ended December 31, 2004
   and 2003                                                                3

  Consolidated Condensed Balance Sheets
   as of December 31, 2004 and June 30, 2004                               4

  Consolidated Condensed Statements of Cash Flows
   for the six-month periods ended December 31, 2004 and 2003              5

  Notes to Consolidated Condensed Financial Statements                     6

Item 2.  Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                       15

Item 4.   Controls and Procedures                                         28


Part II - Other Information:

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds      29

Item 4.  Submission of Matters to a Vote of Security Holders              29

Item 6.  Exhibits and Reports on Form 8-K                                 30



                   The Reader's Digest Association, Inc. and Subsidiaries
                        Consolidated Condensed Statements of Income
             Three-month and six-month periods ended December 31, 2004 and 2003
                            (In millions, except per share data)
                                      (unaudited)


                                             Three-month period ended    Six-month period ended
                                                    December 31,                December 31,
                                                  2004       2003            2004        2003

Revenues                                       $   798.0  $   796.4     $   1,288.0  $   1,291.1

Product, distribution and editorial expenses      (308.5)    (310.1)         (511.5)      (518.4)
Promotion, marketing and administrative
  expenses                                        (401.3)    (363.3)         (724.3)      (663.1)
Other operating items, net                            --       (9.1)             --         (9.1)
                                               ---------  ---------     -----------  -----------
  Operating profit                                  88.2      113.9            52.2        100.5

Other expense, net                                  (3.6)     (10.0)          (14.5)       (17.6)
                                               ---------  ---------     -----------  -----------
  Income before provision for income
    taxes                                           84.6      103.9            37.7         82.9

Provision for income taxes                         (26.8)     (37.4)          (10.2)       (29.8)
                                               ---------  ---------     -----------  -----------
  Net income                                   $    57.8  $    66.5     $      27.5  $      53.1
                                               =========  =========     ===========  ===========

Basic earnings per share:
  Weighted average common shares
   outstanding                                      97.4       97.0            97.4         97.0
                                               =========  =========     ===========  ===========

  Basic earnings per share                     $    0.59  $    0.68     $      0.28  $      0.54
                                               =========  =========     ===========  ===========

Diluted earnings per share:
  Adjusted weighted average common
   shares outstanding                               99.9       99.3            99.9         99.1
                                               =========  =========     ===========  ===========
  Diluted earnings per share                   $    0.58  $    0.67     $     0.27   $      0.53
                                               =========  =========     ===========  ===========
Dividends per common share                     $    0.05  $    0.05     $     0.10   $      0.10
                                               =========  =========     ===========  ===========


See accompanying Notes to Consolidated Condensed Financial Statements.


                  The Reader's Digest Association, Inc. and Subsidiaries
                             Consolidated Condensed Balance Sheets
                          As of December 31, 2004 and June 30, 2004
                                        (In millions)
                                         (unaudited)





                                                                  December 31,     June 30,
                                                                       2004          2004

Assets

  Cash and cash equivalents                                        $     56.4     $     50.3
  Accounts receivable, net                                              343.7          229.0
  Inventories                                                           175.2          152.0
  Prepaid and deferred promotion costs                                   63.7          106.9
  Prepaid expenses and other current assets                             180.6          152.1
                                                                   ----------     ----------
Total current assets                                                    819.6          690.3

  Property, plant and equipment, net                                    120.3          155.8
  Goodwill                                                            1,010.0        1,009.5
  Other intangible assets, net                                          155.1          173.9
  Other noncurrent assets                                               416.0          413.2
                                                                   ----------     ----------
Total assets                                                       $  2,521.0     $  2,442.7
                                                                   ==========     ==========

Liabilities and stockholders' equity
  Loans and notes payable                                          $     54.3     $     83.9
  Accounts payable                                                      115.9          110.6
  Accrued expenses                                                      328.9          268.7
  Income taxes payable                                                   35.2           15.5
  Unearned revenue                                                      441.5          403.4
  Other current liabilities                                              12.0           10.2
                                                                   ----------     ----------
Total current liabilities                                               987.8          892.3

  Long-term debt                                                        541.8          637.7
  Postretirement and postemployment benefits other than pensions        116.7          119.5
  Unearned revenue                                                      141.0          129.3
  Other noncurrent liabilities                                          232.5          200.8
                                                                   ----------     ----------
Total liabilities                                                     2,019.8        1,979.6

  Capital stock                                                          16.0           17.8
  Paid-in capital                                                       206.9          210.1
  Retained earnings                                                   1,347.2        1,330.4
  Accumulated other comprehensive (loss) income                         (74.0)         (89.4)
  Treasury stock, at cost                                              (994.9)      (1,005.8)
                                                                   ----------     ----------
Total stockholders' equity                                              501.2          463.1
                                                                   ----------     ----------
Total liabilities and stockholders' equity                         $  2,521.0     $  2,442.7
                                                                   ==========     ==========


See accompanying Notes to Consolidated Condensed Financial Statements.


                    The Reader's Digest Association, Inc. and Subsidiaries
                        Consolidated Condensed Statements of Cash Flows
                       Six-month periods ended December 31, 2004 and 2003
                                          (In millions)
                                           (unaudited)

                                                                   Six-month period ended
                                                                         December 31,
                                                                        2004      2003
Cash flows from operating activities
  Net income                                                          $   27.5  $  53.1
  Depreciation and amortization                                           30.4     32.2
  Asset impairments                                                         --      0.5
  Amortization of debt issue costs                                         2.0      2.6
  Stock-based compensation                                                 5.5      5.6
  Net gain on marketable securities and sales of certain assets           (7.2)    (3.7)
  Changes in current assets and liabilities, net of effects of acquisitions and dispositions
     Accounts receivable, net                                            (97.6)   (77.1)
     Inventories                                                         (17.8)    (6.6)
     Unearned revenues                                                    26.2     33.4
     Accounts payable and accrued expenses                                44.5     17.5
     Other, net                                                           44.0     19.7
  Changes in noncurrent assets and liabilities, net of effects of
   acquisitions  and dispositions                                         23.7     19.5
                                                                      --------  -------
Net change in cash due to operating activities                            81.2     96.7
                                                                      --------  -------

Cash flows from investing activities
  Proceeds from sales of marketable securities                              --      0.8
  Purchases of licensing agreements                                         --     (1.3)
  Proceeds from other long-term investments and sales of businesses        4.2      3.0
  Proceeds from sales of property, plant and equipment                    58.4      0.1
  Capital expenditures                                                    (7.6)    (8.5)
                                                                      --------  -------
Net change in cash due to investing activities                            55.0     (5.9)
                                                                      --------  -------
Cash flows from financing activities
  Repayments of term loan                                                (80.9)   (67.4)
  Proceeds (repayments) of revolving credit and other short-term
   facilities, net                                                       (44.6)    (0.6)
  Dividends paid                                                         (10.4)   (10.3)
  Cash paid for financing fees                                            (0.5)      --
  Proceeds from employee stock purchase plan and exercise of stock
   options                                                                 1.4      1.4
  Other, net                                                              (1.9)    (0.1)
                                                                      --------  -------
Net change in cash due to financing activities                          (136.9)   (77.0)
                                                                      --------  -------
Effect of exchange rate changes on cash                                    6.8      3.3
                                                                      --------  -------

Net change in cash and cash equivalents                                    6.1     17.1

Cash and cash equivalents at beginning of period                          50.3     51.3
                                                                      --------  -------
Cash and cash equivalents at end of period                            $   56.4  $  68.4
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

We report on a fiscal year beginning July 1. The three-month periods ended December 31, 2004 and 2003 are the second fiscal quarters of 2005 and 2004, respectively. Operating results for any interim period are not necessarily indicative of the results for an entire year due to the seasonality of our business.

In some instances certain prior period amounts have been reclassified to conform to the current year presentation.

Recent Accounting Standards

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004), Share-Based Payment (SFAS No. 123R). This statement supersedes SFAS No. 123, Accounting for Stock-Based Compensation, SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of FASB Statement No. 123, and Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees. The most significant change is the requirement to recognize, in the statements of income, the value of employee stock options and other stock-based compensation (including employee stock purchase plans) as calculated using the fair value based method, as opposed to the intrinsic value method currently used. The statement is effective for interim or annual periods beginning after June 15, 2005. We are continuing to evaluate the full impact of SFAS No. 123R for its adoption in first quarter of fiscal 2006.

In December 2004, the FASB issued FASB Staff Position (FSP) 109-2, Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004. The American Jobs Creation Act (the Act), signed into law by President Bush on October 22, 2004, allows a one-time dividends received deduction on the repatriation of certain foreign earnings, provided certain criteria in the Act are satisfied. Based on our analysis, we do not expect to derive any benefit from this provision. Accordingly, no tax expense has been recognized in the statement of income for the three-month period ended December 31, 2004.


(2)   Basic and Diluted Earnings Per Share

Basic earnings per share is computed by dividing net income less preferred stock dividend requirements by the weighted average number of common shares outstanding during the period. The preferred stock dividend requirements were $0.3 for the three-month periods ended
December 31, 2004 and 2003 and $0.7 for the six-month periods ended December 31, 2004 and 2003.

Diluted earnings per share is computed in the same manner except that the weighted average number of common shares outstanding assumes the exercise and conversion of certain stock options and vesting of certain restricted stock. For the three-month periods ended December 31, 2004 and 2003, the assumed exercise, conversion and vesting were 2.5 million shares and 2.3 million shares, respectively. For the six-month periods ended December 31, 2004 and 2003, the assumed exercise, conversion and vesting were 2.5 million shares and 2.2 million shares, respectively.

In addition, options to purchase 12.2 million shares and 11.4 million shares were not included in the calculation of diluted earnings per share for the three-month periods ended December 31, 2004 and 2003, respectively, because the exercise price for these options exceeded the average market price during the period. Accordingly, the effect of including these options in the calculation of earnings per share would have been anti-dilutive for the three-month periods ended December 31, 2004 and 2003, respectively. For the six-month periods ended December 31, 2004 and 2003, 12.2 million shares and 11.4 million shares, respectively were not included in the calculation of diluted earnings per share for this reason.


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

The table below shows our net income and basic and diluted earnings per share as reported on our statements of income for the respective periods and adjusts these amounts to include the pro forma impact of using the fair value based method to calculate stock compensation expense as prescribed under SFAS No. 123. The fair value of our options and shares to be issued in connection with employee stock purchase plans on the date of grant was calculated using the Black-Scholes option-pricing model.

The pro forma stock compensation would result in additional expense of $(1.6) and $(3.6), net of tax, for the three- and six-month periods ended December 31, 2004, respectively. For the three- and six-month periods ended December 31, 2003, such amounts would be $(2.7) and $(5.6), net of tax, respectively.


                                     Three-month period ended   Six-month period ended
                                             December 31,             December 31,
                                           2004       2003         2004       2003

Net income, as reported                 $   57.8   $   66.5      $   27.5   $   53.1
                                        ========   ========      ========   ========
Less:  stock-based
  compensation expense
  determined using the fair
  value based method, net of
  tax                                       (1.6)      (2.7)         (3.6)      (5.6)
                                        --------   --------      --------   --------
Net income, pro forma                   $   56.2   $   63.8      $   23.9   $   47.5
                                        ========   ========      ========   ========
Basic earnings per share, as
  reported                              $   0.59   $   0.68      $   0.28   $   0.54
                                        ========   ========      ========   ========
Basic earnings per share,
  pro forma                             $   0.57   $   0.65      $   0.24   $   0.48
                                        ========   ========      ========   ========
Diluted earnings per share,
  as reported                           $   0.58   $   0.67      $   0.27   $   0.53
                                        ========   ========      ========   ========
Diluted earnings per share,
  pro forma                             $   0.56   $   0.64      $   0.23   $   0.47
                                        ========   ========      ========   ========



For the three- and six-month periods ended December 31, 2004, $1.6 and $3.6, net of tax, respectively, of expenses related to restricted stock and other stock-based compensation plans are included in our reported net income and earnings per share amounts. For the three- and six-months periods ended December 31, 2003, those amounts were approximately $1.8 and $3.6, net of tax, respectively.


(4)       Revenues and Operating Profit by Reportable Segment

In 2005, we modified the composition of two of our reportable segments, Reader's Digest North America and Consumer Business Services, to reflect a change in the composition of senior management and in the way our chief operating decision maker internally manages three smaller business units. Reader's Digest Young Families, Trade Publishing and the results of our financial services alliances in the United States are now included in Reader's Digest North America. We have restated reportable segment results of operations to conform to our new reportable segments.

Reportable segments are based on our method of internal reporting. We present our segment revenues as if the transactions were with third parties. Revenues and expenses attributable to intercompany transactions are eliminated (under the intercompany eliminations caption below) to reconcile our reportable segment amounts to consolidated amounts, as reported in our statements of income. We separately report Corporate Unallocated expenses, which include the cost of governance and centrally managed expenses, as well as the accounting for U.S. pension plans, postretirement healthcare costs and executive compensation programs that are not allocated to the operating segments. Governance and centrally managed expenses include costs for departments such as corporate finance, general corporate management, investor relations, legal, public relations and treasury and for related information technology and facility costs incurred by these departments.

The accounting policies of our segments are the same as those described in Note 1 to the Consolidated Financial Statements included in our 2004 Annual Report to Stockholders.


                                    Three-month period ended    Six-month period ended
                                           December 31,               December 31,
                                         2004       2003            2004       2003
                                                 Restated                    Restated
Revenues
  Reader's Digest North America        $  251.8  $  259.6       $    478.0  $    484.5
  Reader's Digest International           306.2     275.5            521.0       491.3
  Consumer Business Services              250.3     274.1            305.3       334.5
  Intercompany eliminations               (10.3)    (12.8)           (16.3)      (19.2)
                                       --------  --------       ----------  ----------
Total revenues                         $  798.0  $  796.4       $  1,288.0  $  1,291.1
                                       ========  ========       ==========  ==========
Operating profit
  Reader's Digest North America        $   25.2  $   33.1       $     41.1  $     45.2
  Reader's Digest International            41.2      23.6             41.9        22.4
  Consumer Business Services               61.2      79.4             42.7        65.0
  Magazine deferred promotion
   amortization(1)                        (26.1)       --            (51.6)         --
  Corporate Unallocated                   (13.3)    (13.1)           (21.9)      (23.0)
  Other operating items, net                 --      (9.1)              --        (9.1)
                                       --------  --------       ----------  ----------
Operating profit                       $   88.2  $  113.9       $     52.2  $    100.5
                                       ========  ========       ==========  ==========
Intercompany eliminations
  Reader's Digest North America        $   (1.0) $   (3.1)      $     (5.7) $     (7.8)
  Reader's Digest International            (1.0)     (0.6)            (2.0)       (1.4)
  Consumer Business Services               (8.3)     (9.1)            (8.6)      (10.0)
                                       --------  --------       ----------  ----------
Total intercompany eliminations        $  (10.3) $  (12.8)      $    (16.3) $    (19.2)
                                       ========  ========       ==========  ==========


      (1)In connection with our change to expensing magazine deferred promotion costs when the promotion is mailed to prospective customers, our reportable segment operating profit in 2005 includes such expenses as incurred. Amortization of previously deferred promotion costs is not included in segment results reviewed by our chief operating decision maker. For the three-month period ended
        December 31, 2004, magazine deferred promotion amortization relates to: 89% to Reader's Digest North
        America and 11% to Reader's Digest International. For the six-month period ended December 31, 2004, magazine deferred promotion amortization relates to: 87% to Reader's Digest North America and 13% to Reader's
        Digest International.


(5)     Comprehensive (Loss) Income

Accumulated other comprehensive (loss) income, as reported in the balance sheets, primarily represents foreign currency translation adjustments. The components of comprehensive (loss) income, net of related tax, for the three- and six-month periods ended December 31, 2004 and 2003 were as follows:


                                                    Three-month period ended    Six-month period ended
                                                            December 31,               December 31,
                                                          2004      2003             2004      2003

Net income                                              $  57.8   $  66.5          $  27.5   $  53.1
Change in:
  Foreign currency translation adjustments                 10.6       5.8             15.3       7.4
  Net unrealized gains (losses) on certain
    investments(1)                                           --        --               --       0.2
  Reclassification adjustments for gains that are
    included in net  income(2)                               --        --               --      (0.5)
  Net unrealized gains (losses) on certain derivative
    transactions(3)                                         0.1        --              0.1        --
                                                        -------   -------          -------   -------
Total comprehensive (loss) income                       $  68.5   $  72.3          $  42.9   $  60.2
                                                        =======   =======          =======   =======

    (1)Net unrealized gains (losses) on certain investments, net of related tax, principally represented our investment in the voting common shares of LookSmart, Ltd. For the three- and six-month periods ended December 31, 2003, these amounts are net of deferred taxes of zero and a deferred tax liability of $(0.1), respectively.

    (2)Reclassification adjustments for gains that are included in net income are net of deferred taxes of zero and a deferred tax asset of $0.3 for the three- and six-month periods ended December 31, 2003, respectively.

    (3)Net unrealized gains (losses) on certain derivative transactions, net of related tax, principally represent gains and losses on the value of our interest rate caps. For the three- and six-month periods ended December 31, 2004, these amounts are net of deferred taxes of zero and a deferred tax asset of $0.1, respectively.


(6)    Other Operating Items and Restructuring Charges

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

The tables below reflects changes for the six-month period ended December 31, 2004 to accruals recorded in previous periods. The majority of the reserves remaining relate to severance and guaranteed minimum payments for products that have been discontinued. Most of the spending to date relates to severance costs. Of the approximately 820 positions identified to be separated under the charges recorded in fiscal 2003 and 2004, approximately 86% had been separated as of December 31, 2004.

   Initial year         Balance at                    Balance at
    of charge         June 30, 2004   Spending    December 31, 2004

Fiscal 2002 & prior     $   3.2        $ (1.2)        $   2.0
Fiscal 2003                 6.7          (1.2)            5.5
Fiscal 2004                11.8          (3.8)            8.0
                        -------        ------         -------
   Total                $  21.7        $ (6.2)        $  15.5
                        =======        ======         =======


(7)   Inventories

                                          December 31,      June 30,
                                              2004            2004


  Raw materials                             $   8.6         $   9.7
  Work-in-progress                              3.2             5.0
  Finished goods                              163.4           137.3
                                            -------         -------
Total inventories                           $ 175.2         $ 152.0
                                            =======         =======

The method used to value our inventories is the first-in, first-out
(FIFO) method.


(8)   Investments

Available-for-Sale Marketable Securities

During the six-month period ended December 31, 2003, we sold 0.2 million shares of LookSmart, Ltd. and recorded pre-tax gains of $0.8 in other expense, net on the statement of income. This represented the complete liquidation of our investment in LookSmart.

Investments, at Cost

During the six-month period ended December 31, 2003, we recognized a gain of $2.7 in other expense, net as a result of proceeds received in exchange for our interest in Schoolpop, Inc., which merged into an unrelated third party. We had written this investment down to zero in the fourth quarter of fiscal 2002.

(9)   Goodwill and Intangible Assets, Net

Changes in the carrying amount of goodwill by segment for the six-month period ended December 31, 2004, are as follows:


                                                                      Consumer
                                                   Reader's Digest    Business
                                                    North America     Services     Total



Balance as of June 30, 2004                            $  686.5       $  323.0   $  1,009.5
  Reclassification as a result of change in
    reportable segments                                     1.0           (1.0)          --
  Impact of foreign currency translation on goodwill
    balances outside the United States                       --            0.5          0.5
                                                       --------       --------   ----------
Balance as of  December  31, 2004                      $  687.5       $  322.5   $  1,010.0
                                                       ========       ========   ==========



Our principal goodwill assets relate to Reiman, in Reader's Digest North America, and Books Are Fun, in Consumer Business Services. We tested our goodwill for impairment in the third quarter of 2004 (our designated annual period) and determined that no impairment existed with respect to our holdings at that time. Although the third quarter of the fiscal year is our designated annual period, we continually monitor changes in our businesses to assess whether the carrying amount of goodwill has been impaired. Assessments of recoverability are directly correlated with the performance of these businesses. If circumstances indicate that the carrying value of goodwill has been impaired, we would record a loss in the period the impairment is identified.

The following categories of acquired intangible assets are included in other intangible assets, net, on the balance sheets, as of December 31, 2004 and June 30, 2004:


                                            December 31, 2004       June 30, 2004
                                             Gross       Net       Gross       Net

Intangible assets with indefinite lives:
   Trade names                             $   89.7   $   89.7   $   89.7   $   89.7
Intangible assets with finite lives:
  Licensing agreements                         57.5       34.7       56.0       36.5
  Customer lists                              137.9       30.7      137.8       47.7
  Other trade names and
   noncompete agreements                        3.0         --        3.0         --
                                           --------   --------   --------   --------
Total intangible assets                    $  288.1   $  155.1   $  286.5   $  173.9
                                           ========   ========   ========   ========



Amortization related to intangible assets with finite lives amounted to $9.9 and $19.7 for the three- and six-month periods ended December 31, 2004, respectively. For the three- and six-month periods ended December 31, 2003 amortization amounted to $9.9 and $19.8, respectively. Our licensing agreement (discussed below) is principally amortized over the initial 10-year contract term, with a portion being amortized over the total 18-year term of our amended agreement. Customer lists are being amortized principally between three and six years. Estimated fiscal year amortization expense for intangible assets with finite lives is as follows: fiscal 2005 - $36.9; fiscal 2006 - $16.0; fiscal 2007 - $10.6; fiscal 2008 - $5.9 and fiscal 2009 -
$5.7.

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

The approximate annual minimum purchase amounts under the amended agreement are: calendar year 2005 - $57.3; calendar year 2006 - $60.1; calendar year 2007 - $61.9; calendar year 2008 - $63.7; calendar year 2009 - $65.6; and approximately $78.7 per year from calendar year 2010 to calendar year 2020. These amounts are estimates based on minimum tonnage requirements and nominal price increases as stipulated in the amended agreement.


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

During the six-month period ended December 31, 2004, we repaid $80.9 of principal outstanding related to the Term Loan (consisting of $15.9 in mandatory repayments and $65.0 in voluntary repayments) and $44.6 related to the Five-Year Facility. The Term Loan requires us to make scheduled principal repayments of $8.0 per quarter during the first three quarters of 2005 and increasing principal repayments thereafter. This amount is continually adjusted as we continue to make voluntary and additional mandatory repayments. We are required to perform a calculation in the first quarter of every fiscal year (based on an excess cash flow calculation outlined in the Term Loan) to determine any potential additional mandatory repayments. During the first quarter of 2005, no additional repayments were required pursuant to this calculation. As of December 31, 2004, we had $296.1 of outstanding borrowings under the Term Loan, no outstanding borrowings under the Five-Year Facility and $300.0 outstanding under the senior unsecured notes. These amounts are included in long-term debt and in loans and notes payable on the balance sheets.

Interest expense for the three- and six-month periods ended December 31, 2004 was $12.3 and $23.8, respectively ($12.7 and $24.3 for the three- and six-month periods ended December 31, 2003, respectively). Interest income on cash balances was $1.9 and $2.7 for the three- and six-month periods ended December 31, 2004, respectively ($1.4 and $2.4 for the three- and six-month periods ended December 31, 2003, respectively). The weighted average interest rate on our borrowings for the six-month periods ended December 31, 2004 and 2003 was 4.9% and 4.1%, respectively.


(11) Derivative Instruments

Risk Management and Objectives

In the Credit Agreements (referred to in Note 10, Debt), we are required to enter into interest rate protection agreements to fix or limit the interest cost with respect to at least one-third of the outstanding borrowings under the Term Loan. We currently maintain agreements to cap at 6% the LIBOR interest rate component of our borrowings up to a notional value of $150.0. Our interest rate cap agreements qualify as cash flow hedges, the effect of which is described below.

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

Cash Flow Hedges - For the three- and six-month periods ended December 31, 2004 and 2003, the fair value of our interest rate caps was largely unchanged. Any changes in fair value are reported in accumulated other comprehensive (loss) income included in stockholders' equity on the balance sheets. The gains and losses are deferred until the underlying transaction is recognized in earnings.

There were no cash flow hedges discontinued during the three- and six-month periods ended December 31, 2004 and 2003.


(12) Pension Information

We sponsor various pension plans including those for employees in the United States, international employees and excess plans for executives. The largest plan, covering substantially all employees in the United States, is a cash balance plan.

The table below details the components of our net periodic pension (benefit) cost for the three- and six-month periods ended December 31, 2004 and 2003.


                                     Three-month period ended    Six-month period ended
                                             December 31,               December 31,
                                            2004     2003             2004      2003

Service cost                             $   4.8  $   4.9          $   9.5  $   9.5
Interest cost                               11.2     11.3             22.2     22.3
Expected return on plan assets             (18.1)   (16.0)           (36.0)   (31.8)
Amortization                                (0.3)    (0.2)            (0.6)    (0.3)
Recognized actuarial gain                    0.8      1.4              1.6      2.7
                                         -------  -------          -------  -------
Net periodic pension (benefit) cost      $  (1.6) $   1.4          $  (3.3) $   2.4
                                         =======  =======          =======  =======



For the three- and six-month periods ended December 31, 2004, approximately $4.1 and $5.8, respectively, was contributed to our pension plans.

The table below details the components of our net periodic postretirement (benefit) cost for the three- and six-month periods ended December 31, 2004 and 2003.


                                 Three-month period ended   Six-month period ended
                                        December 31,              December 31,
                                      2004        2003           2004       2003

Service cost                         $  0.3      $  0.3        $  0.6     $  0.6
Interest cost                           1.2         1.5           2.5        3.1
Amortization                           (0.5)       (0.2)         (0.9)      (0.4)
                                     ------      ------        ------     ------
Net periodic postretirement cost     $  1.0      $  1.6        $  2.2     $  3.3
                                     ======      ======        ======     ======



(13) Share Repurchase Authorization

In May 2001, our Board of Directors authorized $250.0 in share repurchases, of which $186.0 remains available as of December 31, 2004. We have not repurchased any shares under this authorization since December 31, 2001. Under the Credit Agreements, we are permitted to repurchase shares, pay cash dividends and make certain other restricted payments, in any combination thereof, up to $50.0 each fiscal year (see Note 10, Debt, for additional information).

(14) Sale-Leaseback Transaction

On December 22, 2004, we completed the sale and partial leaseback of our corporate headquarters facility in Westchester, New York. Under the agreement, we received $48.5 in cash and will receive an additional $10.0 on the second anniversary of closing, subject to certain conditions. Because of this transaction, the gain of $22.8 was deferred and will be amortized over the initial 20-year lease term as a reduction in rent expense. During the lease term, we will make annual minimum lease payments of approximately $3.0, subject to increases every five years based on changes in the Consumer Price Index. In addition, we have leased additional space for three years at an annual cost of $0.6.


(15) Subsequent Events

On January 21, 2005, we announced that the Board of Directors approved an increase in the quarterly dividend on our common stock from $0.05 to $0.10 per share. The initial dividend at the increased rate is payable on February 15, 2005, to stockholders of record at the close of business on February 1, 2005.

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


Three-Month Period Ended December 31, 2004, Compared With Three-Month Period Ended December 31, 2003

Results of Operations:  Company-Wide

Overview

The second quarter of the fiscal year is our most significant in terms of revenues and operating profit. As such, the second quarter is also when we pay down a significant portion of our outstanding borrowings, including borrowings incurred in the first quarter to fund expenditures as we prepared for this peak-selling season. During the second quarter of 2005, revenues and profits declined at Consumer Business Services, and to a lesser extent, at Reader's Digest North America, compared with the comparable period in the prior year. The profit decline in Reader's Digest North America was due in part to the timing of recognizing direct-response promotion costs and to planned activity reductions in certain businesses. The revenue and profit decline in Consumer Business Services was directly attributable to softness in the business and competitive influences. Reader's Digest International had a strong quarter because of improved performance in some of our markets and revenues from new markets.

Despite the reduced profit, operating cash flow remained strong, enabling us to pay down a significant portion of outstanding indebtedness. The sale of certain non-strategic assets, including our headquarters facility in Westchester, New York, contributed to these strong cash flows.

During the second quarter of 2005 we modified two of our reportable segments, Reader's Digest North America and Consumer Business Services, to reflect changes in the composition of senior management, and consequently, the way we manage our Trade Publishing business. Trade Publishing is now included in Reader's Digest North America. We have restated reportable segment results of operations and the discussion below for prior periods to conform to our new reportable segments.


Revenues

Revenues for the second quarter of 2005 increased slightly to $798, compared with $796 for the second quarter of 2004. Excluding the effect of foreign currency translation, revenues declined 3%. The decline in revenues was attributable to Consumer Business Services, and to a lesser extent, Reader's Digest North America. These declines were partially offset by increased revenues for Reader's Digest International.

Lower sales volumes at QSP, and to a lesser extent Books Are Fun, translated into lower revenues for Consumer Business Services. The decline in sales at QSP was driven by lower sales of magazine and gift products, whereas fewer display events held drove the decline at Books Are Fun.

Reiman and Reader's Digest Young Families principally drove the decline in revenues for Reader's Digest North America. Reiman revenues were lower principally due to lower sales of annual book products and lower renewals from certain magazines. Revenues at Reader's Digest Young Families declined due to the elimination of marginally profitable and unprofitable activity. Also contributing to the decline were Books and Home Entertainment products and lower circulation revenues for Reader's Digest magazine. Partially offsetting these declines was a double-digit increase in revenues in Canada and revenues from new products.

Revenues for Reader's Digest International improved due to stronger performance in some of our markets, including Russia, Australia and France, and certain developing markets. Across Europe, improved sales of Books and Home Entertainment products was partially offset by lower magazine sales, planned reductions in mail quantities and shrinking membership in certain series products.


Operating Profit

Operating profit for the second quarter of 2005 decreased 23% to $88, compared with $114 for the second quarter of 2004. The loss was principally driven by $(26) of expense related to our magazine deferred promotion change (described in further detail below). Profits were also adversely affected by performance at Consumer Business Services, Reader's Digest North America, and investments in new products and markets. These declines were partially offset by a significant increase in profits for Reader's Digest International.

The decline in profits was driven by lower revenues for Consumer Business Services and the negative timing impact of $(11) of promotion related expenses in Reader's Digest North America. In Consumer Business Services, in addition to the decline in revenues, increased incentive costs and overhead at QSP and Books Are Fun, investments in new products, and new markets further reduced profits. These declines were partially offset by higher profits for Reader's Digest International, due to increased sales and lower costs. Also, overhead costs in various businesses were lower as a result of cost-cutting measures initiated in previous periods.

Corporate Unallocated expenses were flat in the second quarter of 2005, when compared with the second quarter of 2004. A shift in the timing of certain expenses into the second quarter of 2005 was offset by higher net pension income (from our overfunded U.S. pension plans) and lower costs associated with postretirement healthcare benefits (due to changes in plan benefits and the effect of a subsidy pursuant to the Medicare Prescription Drug, Improvement and Modernization Act of
2003).

Magazine Deferred Promotion Change
During the fourth quarter of 2004, we reassessed our accounting for magazine direct-response promotion costs in light of changes in our business, as well as the strategies and initiatives undertaken by our magazine business. As a result of these changes, pursuant to American Institute of Certified Public Accountants Statement of Position (SOP) 93-7, Reporting on Advertising Costs, effective July 1, 2004, we no longer defer and amortize magazine promotion costs, but expense such costs when the promotion is mailed to prospective customers. During the second quarter of 2005, expenses were affected by $(26) related to amortization of previously deferred magazine promotion costs. Such amount is included as a component of promotion, marketing and administrative expenses on the income statements. In addition, because we currently expense magazine direct-response promotion costs when the promotion is mailed to prospective customers, instead of deferring and amortizing such costs (as we did in the prior year), promotion expense variance in the second quarter of 2005 is higher.


Other Expense, Net

Other expense, net decreased 64% to $(4) in the second quarter of 2005, compared with $(10) in the second quarter of 2004. The most significant recurring component of other expense, net, is interest expense, net. For the second quarter, net interest expense was $(10), compared with $(11) for the second quarter of 2004. Other changes were:

   -  A gain of $2 from the sale of a building in Australia.
   - Gains of $3 from the sale of Moneywise magazine in the United Kingdom and Crafting Traditions magazine in the United States.
   -  Gains from the sale of other non-strategic assets of $2.


Income Taxes

The effective tax rate for the second quarter of 2005 of 31.7%, compared with the effective rate for the second quarter of 2004 of 36.0%. The reduction in the effective tax rate primarily relates to non-recurring events in the second quarter of 2005. These events include the reversal of tax reserves resulting from various settlements of U.S. federal and state tax audits, partially offset by a reduction in the value of certain deferred tax assets as a result of a change to the tax law of a foreign jurisdiction.


Net Income and Earnings Per Share

For the second quarter of 2005, net income was $58, or $0.58 per share for diluted earnings per share ($0.59 for basic earnings per share). In the prior year period, net income was $67, or $0.67 per share for diluted earnings per share ($0.68 for basic earnings per share).


Results of Operations:  Reportable Segments


                                                  Three-month periods ended
                                                         December 31,
                                                       2004        2003
                                                                Restated
Revenues
  Reader's Digest North America                       $ 252       $ 260
  Reader's Digest International                         306         275
  Consumer Business Services                            250         274
  Intercompany eliminations                             (10)        (13)
                                                      -----       -----
Total revenues                                        $ 798       $ 796
                                                      =====       =====

Operating profit
  Reader's Digest North America                       $  25       $  33
  Reader's Digest International                          41          24
  Consumer Business Services                             61          79
  Magazine deferred promotion amortization(1)           (26)         --
  Corporate Unallocated(2)                              (13)        (13)
  Other operating items, net(3)                          --          (9)
                                                      -----       -----
Operating profit                                      $  88       $ 114
                                                      =====       =====

Intercompany eliminations
  Reader's Digest North America                       $  (1)      $  (3)
  Reader's Digest International                          (1)         (1)
  Consumer Business Services                             (8)         (9)
                                                      -----       -----
Total intercompany eliminations                       $ (10)      $ (13)
                                                      =====       =====

    (1)In connection with our change to expensing magazine deferred promotion costs when the promotion is mailed to prospective customers, our reportable segment operating profit in 2005 includes such expenses as incurred. Amortization of previously deferred promotion costs is not included in segment results reviewed by our chief operating decision maker. Magazine deferred promotion amortization relates to: 89% to Reader's Digest North America and 11% to Reader's Digest International.

    (2)Corporate Unallocated includes expenses for the cost of governance and centrally managed expenses, as well as the accounting for U.S. pension plans, postretirement healthcare costs and executive compensation programs that are not allocated to the reportable segments. Governance and centrally managed expenses include costs for departments such as corporate finance, general corporate management, investor relations, legal, public relations and treasury and for related information technology and facility costs incurred by these departments.

    (3)Other operating items, net in 2004 consists primarily of severance and other charges taken to streamline our operations. The charge related to: 7% to Reader's Digest North
       America, 73% to Reader's Digest International, 11% to
       Consumer Business Services and 9% to corporate departments that benefit the entire organization.

Reader's Digest North America

Revenues for Reader's Digest North America for the second quarter of 2005 declined 3% to $252, compared with $260 for the second quarter of 2004. Excluding the effect of foreign currency translation, revenues declined 4%, driven by Reiman and U.S. Books and Home Entertainment.

Revenues at Reiman declined principally because of lower sales of annual book products and lower renewals for certain cooking titles. These declines were partially offset by increased revenues for new products, including Backyard Living magazine (launched in the third quarter of 2004), and improved catalog sales.

Lower revenues for U.S. Books and Home Entertainment were principally driven by the elimination of marginally profitable and unprofitable activity in Reader's Digest Young Families, a continued decline in Select Editions membership, and planned reductions in continuity series and telemarketing activity in the Home & Health affinity.

Revenues for Reader's Digest magazine declined in part, because the rate base was reduced in January of 2004 to improve circulation profitability. In addition, circulation revenues continue to be adversely affected by a decline in renewal pools. Improved advertising revenues, due to an increase in the rate per page, partially offset these declines.

These revenue declines were partially offset by improved performance in Canada, because of increased response rates to promotional mailings for Books and Home Entertainment products and the addition of revenues from Our Canada magazine (launched in the third quarter of 2004). Response rates in Canada increased as a result of previous efforts to enhance our customer base and a stronger product selection. Also, advertising revenues for Selecciones magazine improved, due to an increase in the rate per page and increased advertising pages.

Operating profit for this segment for the second quarter of 2005 declined 24% to $25, compared with $33 for the second quarter of 2004. The most significant single factor affecting profitability this quarter was $(11) of expenses to recognize the effect of expensing magazine direct-response promotion costs when the promotion is mailed to prospective customers. Profit also declined as a result of lower revenues for certain businesses and investments in new products.

These declines were partially offset by lower production costs for Reader's Digest magazine, due to the January 2004 reduction in the rate base, lower production costs at Reiman, and improved profits in Canada as a result of increased sales. Lower overhead costs in U.S. Books and Home Entertainment attributable to cost-cutting measures initiated in previous periods contributed to the improvement.


Reader's Digest International

Revenues for Reader's Digest International for the second quarter of 2005 increased 11% to $306, compared with $275 for the second quarter of 2004. Excluding the effect of foreign currency translation, revenues increased 2%. Increased revenues were driven by improved response rates to promotional mailings for certain Books and Home Entertainment products, particularly catalogs, partially offset by lower membership in series products and planned reductions in magazine circulation. We have intentionally reduced circulation levels in certain markets to better manage customer acquisition costs. The most significant increases in revenue were in Russia, Australia, France, Hungary and Portugal. Revenues also increased because of investments made in previous periods to enter new markets, specifically Romania and the Ukraine.

These improvements were partially offset by lower revenues in other markets, including Germany, Brazil and Mexico. Also, revenues in Norway declined because we changed how we conduct business in this market, including licensing the publication of Reader's Digest magazine to a third-party.

Operating profit for this segment for the second quarter of 2005 increased 75% to $41, compared with $24 for the second quarter of 2004. Excluding the effect of foreign currency translation, profits improved 56%. The profit improvement was attributable to the revenue changes described above and lower promotion and overhead costs as a result of cost-cutting measures initiated in previous periods. The effect of expensing magazine direct-response promotion costs when the promotion is mailed to prospective customers contributed to the increase. These improvements were partially offset by investments in new products and markets.


Consumer Business Services

Revenues for Consumer Business Services for the second quarter of 2005 declined 9% to $250, compared with $274 for the second quarter of 2004. The decline in revenues was driven by QSP, and to a lesser extent, Books Are Fun.

Revenues at QSP were adversely affected by a double-digit decline in magazine and gift sales volumes. The overall decline was driven by lower participation in fundraising programs. These declines were partially offset by a favorable price-mix of products sold and increased sales of food products, including World's Finest Chocolate products. During the quarter, sales of World's Finest Chocolate products increased 6% because of an increase in the number of accounts.

Revenues at Books Are Fun declined because of fewer display events and lower average sales per event in school markets. The decline in events held was driven by turnover in the independent sales force. The decline in average sales per event in school markets was attributable to increased competition and weaker performance of certain seasonal products. The performance and underlying trends of Books Are Fun are monitored closely as they are critical components in our assessment of the intangible assets related to this business.

Operating profit for this segment for the second quarter of 2005 declined 23% to $61, compared with $79 for the second quarter of 2004. The decline in profits was driven primarily by the revenue changes described above. In addition, higher investment spending at QSP, and increased investment spending and overhead costs at Books Are Fun contributed to the decline in profits. Investment spending included additional account incentives and costs incurred to increase the size of the sales force. In addition, QSP made investments to enhance promotional materials and expand product offerings. These declines were partially offset by improved product margins at Books Are Fun because of an improved purchasing discipline.


Six-Month Period Ended December 31, 2004, Compared With Six-Month
Period Ended December 31, 2003

Results of Operations:  Company-Wide

Overview

Because of the significance of revenues and operating profit generated in the second quarter, the primary drivers of performance for the six-month period are similar to those for the second quarter. During the first half of 2005, Consumer Business Services continued to experience softness in their business and the effects of competitive pressure. While revenues for Reader's Digest North America declined in part due to planned activity reductions, the profit decline was principally driven by the timing of recognizing direct-response promotion costs. In contrast, profits for Reader's Digest International increased significantly because of a strong second quarter and a right-sized cost base.

Despite the reduced profit, operating cash flow remained strong, enabling us to pay down a significant portion of outstanding indebtedness. The sale of certain non-strategic assets, including our headquarters facility in Westchester, New York, contributed to these strong cash flows.

During the six-month period ended December 31, 2004, we modified the composition of two of our reportable segments, Reader's Digest North America and Consumer Business Services. Three smaller business units were reclassified to reflect a change in the way we manage these businesses, including synergies with some of our other businesses. Reader's Digest Young Families, Trade Publishing and the results of our financial services alliances in the United States are now included in Reader's Digest North America. We have restated reportable segment results of operations and the discussion below for prior periods to conform to our new reportable segments.


Revenues

Revenues for the six-month period ended December 31, 2004 decreased slightly to $1,288, compared with $1,291 for the six-month period ended December 31, 2003. Excluding the effect of foreign currency translation, revenues declined 4%. Although revenues were lower in all three of our reportable segments, the most significant decline was in Consumer Business Services.

Revenues for Consumer Business Services declined because QSP, and to a lesser extent, Books Are Fun continue to experience adverse trends in their respective businesses. Revenues at QSP declined because of lower magazine and gift volumes, while fewer events held and lower average sales for certain events drove the decline at Books Are Fun.

The decline in revenues for Reader's Digest North America was driven by the elimination of marginal activity at Reader's Digest Young Families and planned reductions in continuity series membership. Lower revenues for Reader's Digest magazine, due to the January 2004 reduction in the rate base and lower renewal pools, and lower promotion efforts at Reiman contributed to the decline.

Revenues for Reader's Digest International declined because of planned reductions in circulation for Reader's Digest magazine and a continued decline in the number of promotable customers. The most significant declines were in Brazil, the United Kingdom, Mexico and Germany. These declines were partially offset by improved performance in certain markets, including Australia and France.


Operating Profit

Operating profit for the six-month period ended December 31, 2004 declined 48% to $52, compared with $100 for the six-month period ended December 31, 2003. The decline in profitability was principally driven by $(52) of expense related to our magazine deferred promotion change (described in further detail below). Lower profits for Consumer Business Services, and to a lesser extent, Reader's Digest North America, and investments in new products and markets contributed to the decline.

Increased profits for Reader's Digest International and lower production costs for Reader's Digest magazine and at Reiman partially offset these declines. In addition, certain costs were lower as a result of cost-reduction measures initiated in previous periods.

Corporate Unallocated expenses decreased slightly during the six-month period ended December 31, 2004, when compared with the six-month period ended December 31, 2003. A shift in the timing of certain expenses into the first half of 2005 and increased costs related to incentive plans were offset by higher net pension income (from our overfunded U.S. pension plans) and lower costs associated with postretirement healthcare benefits (due to changes in plan benefits and the effect of a subsidy pursuant to the Medicare Prescription Drug, Improvement and Modernization Act of 2003).

Magazine Deferred Promotion Change
During the fourth quarter of 2004, we reassessed our accounting for magazine direct-response promotion costs in light of changes in our business, as well as the strategies and initiatives undertaken by our magazine business. As a result of these changes, pursuant to American Institute of Certified Public Accountants Statement of Position (SOP) 93-7, Reporting on Advertising Costs, effective July 1, 2004, we no longer defer and amortize magazine promotion costs, but expense such costs when the promotion is mailed to prospective customers. During the six-month period ended December 31, 2004, expenses were affected by $(52) related to amortization of previously deferred magazine promotion costs. Such amount is included as a component of promotion, marketing and administrative expenses on the income statements. In addition, because we currently expense magazine direct-response promotion costs when the promotion is mailed to prospective customers, instead of deferring and amortizing such costs (as we did in the prior year), promotion expense variance for the six-month period ended December 31, 2004 is higher.


Other Expense, Net

Other expense, net decreased 18% to $(14) for the six-month period ended December 31, 2004, compared with $(18) for the six-month period ended December 31, 2003. The most significant component of other expense, net, is interest expense, net. For the six-month period ended December 31, 2004, net interest expense was $(21), compared with $(22) for the six-month period ended December 31, 2003. Other changes were:

   -  A gain of $2 from the sale of a building in Australia.
   - Gains of $3 from the sale of Moneywise magazine in the United Kingdom and Crafting Traditions magazine in the United States.
   -  Gains from the sale of other non-strategic assets of $2.
   - A gain of $3 from proceeds received in exchange for our interest in Schoolpop, Inc. in the first quarter of 2004, which merged into an unrelated third party.
   - Higher income from the sale of LookSmart, Ltd. shares of $1 in the first half of 2004. The sale of these shares represented the complete liquidation of our investment in LookSmart.


Income Taxes

The effective tax rate for the six-month period ended December 31, 2004 was 27.0%, compared with a rate of 36.0% for the six-month period ended December 31, 2003. The reduction in the effective tax rate primarily relates to non-recurring events in the second quarter of 2005. These events include the reversal of tax reserves resulting from various settlements of U.S. federal and state tax audits, partially offset by a reduction in the value of certain deferred tax assets as a result of a change to the tax law of a foreign jurisdiction.


Net Income and Earnings Per Share

For the six-month period ended December 31, 2004, net income was $27, or $0.27 per share for diluted earnings per share ($0.28 for basic earnings per share). In the prior year period, net income was $53, or $0.53 per share for diluted earnings per share ($0.54 for basic earnings per share).

Results of Operations:  Reportable Segments


                                                     Six-month periods ended
                                                           December 31,
                                                        2004         2003
                                                                   Restated
Revenues
  Reader's Digest North America                       $   478      $   484
  Reader's Digest International                           521          491
  Consumer Business Services                              305          335
  Intercompany eliminations                               (16)         (19)
                                                      -------      -------
Total revenues                                        $ 1,288      $ 1,291
                                                      =======      =======

Operating profit
  Reader's Digest North America                       $    41      $    45
  Reader's Digest International                            42           22
  Consumer Business Services                               43           65
  Magazine deferred promotion amortization(1)             (52)          --
  Corporate Unallocated(2)                                (22)         (23)
  Other operating items, net(3)                            --           (9)
                                                      -------      -------
Operating profit                                      $    52      $   100
                                                      =======      =======

Intercompany eliminations
  Reader's Digest North America                       $    (6)     $    (8)
  Reader's Digest International                            (2)          (1)
  Consumer Business Services                               (8)         (10)
                                                      -------      -------
Total intercompany eliminations                       $   (16)     $   (19)
                                                      =======      =======

    (1)In connection with our change to expensing magazine deferred promotion costs when the promotion is mailed to prospective customers, our reportable segment operating profit in 2005 includes such expenses as incurred. Amortization of previously deferred promotion costs is not included in segment results reviewed by our chief operating decision maker. Magazine deferred promotion amortization relates to: 87% to Reader's Digest North America and 13% to Reader's Digest International.

    (2)Corporate Unallocated includes expenses for the cost of governance and centrally managed expenses, as well as the accounting for U.S. pension plans, postretirement healthcare costs, and executive compensation programs that are not allocated to the reportable segments. Governance and centrally managed expenses include costs for departments such as corporate finance, general corporate management, investor relations, legal, public relations and treasury and for related information technology and facility costs incurred by these departments.

    (3)Other operating items, net in 2004 consists primarily of severance and other charges taken to streamline our operations. This charge related to: 7% to Reader's Digest North
       America, 73% to Reader's Digest International, 11% to
       Consumer Business Services and 9% to corporate departments that benefit the entire organization.

Reader's Digest North America

Revenues for Reader's Digest North America for the six-month period ended December 31, 2004 decreased 1% to $478, compared with $484 for the six-month period ended December 31, 2003. Excluding the effect of foreign currency translation, revenues decreased 2%. The decline in revenues was principally driven by U.S. Books and Home Entertainment, Reader's Digest magazine and Reiman. Improved revenues in Canada partially offset these declines.

The decline in revenues for U.S. Books and Home Entertainment was due to the elimination of marginally profitable and unprofitable activity at Reader's Digest Young Families, and a continued decline in membership for series products, primarily Select Editions. Planned reductions in other continuity series membership and lower telemarketing activity in the Home & Health and Entertainment affinities contributed to the decline.

Revenues continued to decline for Reader's Digest magazine due to the January 2004 reduction in the rate base, to improve circulation profitability, and declining renewal pools. Advertising revenues improved because of increased advertising pages, partially offset by a lower rate per page.

Revenues for Reiman were slightly lower principally due to lower circulation revenues, attributable to lower promotion efforts to maximize profitability. Lower sales of certain annual book products and the absence of revenues from Crafting Traditions magazine (sold in the second quarter of 2005) contributed to the decline. Increased revenues attributable to sales of newer annual book products and revenues from Backyard Living magazine (launched in the third quarter of 2004) partially offset the decline.

These declines were partially offset by increased revenues in Canada, due to the addition of revenues from Our Canada magazine (launched in the third quarter of 2004), increased advertising revenues and increased response rates to promotional mailings for Books and Home Entertainment products. Response rates in Canada increased as a result of previous efforts to enhance our customer base and a stronger product selection. In addition, advertising revenues for Selecciones magazine increased.

Operating profit for this segment for the six-month period ended December 31, 2004 decreased 9% to $41, compared with $45 for the six-month period ended December 31, 2003. Reduced profits were principally driven by the effect of expensing magazine direct-response promotion costs when the promotion is mailed to prospective customers and the revenue changes described above. In addition, investments in new products contributed to the decline in profitability. Partially offsetting these declines were lower production costs for Reader's Digest magazine, due to the January 2004 reduction in the rate base, the effect of cost-cutting measures initiated in previous periods and a one-time contract termination payment of $2 from a former financial services alliance partner in the first quarter of 2005.


Reader's Digest International

Revenues for Reader's Digest International for the six-month period ended December 31, 2004 increased 6% to $521, compared with $491 for the six-month period ended December 31, 2003. Excluding the effect of foreign currency translation, revenues decreased 2%. The most significant declines in revenues were in Brazil, the United Kingdom, Germany and Mexico. The declines in these markets were driven by planned reductions in circulation for Reader's Digest magazine, to better manage customer acquisition costs, and a continued decline in the number of promotable customers. In addition, declining membership in series products contributed to the lower revenues. These declines were partially offset by improved response rates for Books and Home Entertainment products. Revenues in Norway declined because we changed how we conduct business in this market, including licensing the publication of Reader's Digest magazine to a third-party.

These declines were partially offset by improved revenues in Australia, France, Russia and Hungary because of improved response rates to promotional mailings for Books and Home Entertainment products.
Revenues also improved because of investments made in previous periods, including entering into new markets such as Romania and the Ukraine, and introducing a number of new products.

Operating profit for this segment for the six-month period ended December 31, 2004 increased 87% to $42, compared with $22 for the six-month period ended December 31, 2003. Excluding the effect of foreign currency translation, profits increased 65%. The profit improvement was driven by higher contributing margins on most product lines driven by more efficient mailings for Books and Home Entertainment products. Lower overhead costs due to cost-cutting measures initiated in previous periods and the renegotiation of certain supply contacts contributed to the increase in profits.

Investments in new products and markets and the effect of expensing magazine direct-response promotion costs when the promotion is mailed to prospective customers partially offset these improvements.


Consumer Business Services

Revenues for Consumer Business Services for the six-month period ended December 31, 2004 decreased 9% to $305, compared with $335 for the six-month period ended December 31, 2003. The revenue decline was evident in both QSP and Books Are Fun.

Lower magazine and gift volumes drove the decline in revenues at QSP. This decrease was principally the result of lower participation in schools. These declines were partially offset by a favorable price-mix of products sold and higher food product sales, including an 8% increase in sales of World's Finest Chocolate products.

The decline in sales at Books Are Fun was attributable to fewer events held and lower average sales per event in school markets. The decline in the number of events held was principally driven by turnover in the independent sales force. In addition, a number of events scheduled in the first quarter of 2005 were cancelled due to hurricanes in the southeastern United States. Average sales per event declined because of increased competition and a shift in the mix of products sold, to lower-priced products. The performance and underlying trends of Books Are Fun are monitored closely as they are critical components in our assessment of the intangible assets related to this business.

Operating profit for this segment for the six-month period ended
December 31, 2004 decreased 34% to $43, compared with $65 for the six-month period ended December 31, 2003. The decline in profitability was driven primarily by the revenue changes described above. In addition, increased investments at QSP and Books Are Fun drove higher promotion and overhead costs.


Forward-Looking Information

Fiscal 2005 Results

We expect full-year 2005 earnings per share of $0.28 to $0.38, including $(0.49) per share related to amortization of our magazine deferred promotion asset as of June 30, 2004. This estimate does not include the effect of special items, including restructuring charges, that cannot be forecasted at this time. In our 2004 Annual Report to Stockholders we communicated that our previous 2005 earnings per share guidance, a range of $0.77 to $0.87 per share, was provided before finalizing the disposition of our magazine deferred promotion asset. Accordingly, our previous guidance did not include amortization of our magazine deferred promotion asset as of June 30, 2004.

We believe results in the third quarter of 2005 will be lower, but the fourth quarter of 2005 will be higher, when compared with the comparable periods in the previous year because of how we planned major marketing campaigns and investments in Reader's Digest International and Reader's Digest North America.

Given the level debt repayments during the second quarter of 2005 and the anticipated strength in cash flow, we believe our credit profile is improving. This may allow us to supplement our dividend increase with other initiatives to increase shareholder value.

Liquidity and Capital Resources

                                                                  Six-month
                                                                  period ended
                                                               December 31, 2004

Cash and cash equivalents at June 30, 2004                           $  50

Net change in cash due to:
  Operating activities                                                  81
  Investing activities                                                  55
  Financing activities                                                (137)
  Effect of exchange rate changes on cash and cash equivalents           7
                                                                     -----
Net change in cash and cash equivalents                                  6

Cash and cash equivalents at December 31, 2004                       $  56
                                                                     =====

Cash and cash equivalents increased 12% to $56 as of December 31, 2004, compared with $50 as of June 30, 2004. The increase in cash was due to
cash flow from operations and investing activities.   The sale of
non-strategic assets, including our headquarters facility in Westchester, New York (discussed below) and the sale of our building in Australia generated $63 in cash. In addition, positive cash flow was driven by net income, depreciation, amortization and advances received for new subscriptions and other products. These increases were
partially offset by an increase in our working capital of $34.   Uses
of cash, principally related to financing activities, were repayments of $126 of outstanding debt and cash payments for dividends of $10.

Debt
As described in Note 11 to the Consolidated Financial Statements included in our 2004 Annual Report to Stockholders, our borrowings principally comprise the $950 Term Loan Agreement (Term Loan), the Five-Year Revolving Credit and Competitive Advance Facility Agreement (Five-Year Facility) (collectively referred to as the Credit Agreements), and $300 in senior unsecured notes. The maximum borrowing allowed under the Five-Year Facility is $193. As of December 31, 2004, there were no outstanding borrowings under the Five-Year Facility and $296 outstanding under the Term Loan. During the six-month period ended December 31, 2004, we repaid $81 of principal related to the Term Loan (consisting of $16 in scheduled mandatory repayments and $65 in voluntary prepayments) and $45 related to the Five-Year Facility. The Term Loan requires us to make scheduled principal repayments of $8 per quarter during the first three quarters of 2005 and increasing principal repayments thereafter. The amount of scheduled repayments is continually adjusted to the extent that we continue to make voluntary repayments and additional mandatory repayments. In addition, we are required to perform a calculation in the first quarter of every fiscal year (based on an excess cash flow calculation outlined in the Term
Loan) to determine any potential additional mandatory repayments. During the first quarter of 2005, no additional repayments were required pursuant to this calculation. The weighted average interest rate on our borrowings for the six-month periods ended December 31, 2004 and 2003 was 4.9% and 4.1%, respectively (5.1% and 4.2%, for the three-month periods ended December 31, 2004 and 2003, respectively).

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

Sale-Leaseback Transaction
In the second quarter of 2005, we completed the sale and partial leaseback of our corporate headquarters facility in Westchester, New York. Under the agreement, we received $49 in cash and will receive an additional $10 on the second anniversary of closing, subject to certain conditions. Because of this transaction, the gain of $23 was deferred and will be amortized over the initial 20-year lease term as a reduction in rent expense. During the lease term, we will make annual minimum lease payments of approximately $3, subject to increases every five years based on changes in the Consumer Price Index. In addition, we have leased additional space for three years at an annual cost of $1. This transaction is expected to lower operating costs and reduce interest expense by $10 annually.

Dividend Increase
On January 21, 2005, we announced an increase in the quarterly dividend per common share from $0.05 to $0.10.


Recent Accounting Standards

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004), Share-Based Payment (SFAS No. 123R). This statement supersedes SFAS No. 123, Accounting for Stock-Based Compensation, SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of FASB Statement No. 123, and Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees. The most significant change is the requirement to recognize, in the statements of income, the value of employee stock options and other stock-based compensation (including employee stock purchase plans) as calculated using the fair value based method, as opposed to the intrinsic value method currently used. The statement is effective for interim or annual periods beginning after June 15, 2005. We are continuing to evaluate the full impact of SFAS No. 123R for its adoption in first quarter fiscal 2006.

In December 2004, the FASB issued FASB Staff Position (FSP) 109-2, Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004. The American Jobs Creation Act (the Act), signed into law by President Bush on October 22, 2004, allows a one-time dividends received deduction on the repatriation of certain foreign earnings, provided certain criteria in the Act are satisfied. Based on our analysis, we do not expect to derive any benefit from this provision. Accordingly, no tax expense has been recognized in the statement of income for the three-month period ended December 31, 2004.

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

Item 4.    CONTROLS AND PROCEDURES

Under the supervision of our Chief Executive Officer and Chief Financial Officer, we evaluated our disclosure controls and procedures and internal control over financial reporting (as defined in rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) and concluded that (i) our disclosure controls and procedures were effective as of December 31, 2004 and (ii) no change in internal control over financial reporting occurred during the quarter ended December 31, 2004 that has materially affected, or is reasonably likely to materially affect, such internal control over financial reporting.

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

PART II.  OTHER INFORMATION

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS


                                                      (c) Total Number of      (d) Maximum Number (or
                          (a) Total                     Shares (or Units)        Approximate Dollar
                          Number of     (b) Average     Purchased as Part       Value) of Shares (or
                          Shares (or     Price Paid        of Publicly         Units) that May Yet Be
       Period               Units)        per Share      Announced Plans        Purchased Under the
                          Purchased       (or Unit)       or  Programs           Plans or Programs

October 1 - 31, 2004           --               --            --                        --
November 1 - 30, 2004          --               --            --                        --
December 1 - 31, 2004       1,361          $ 13.95            --                        --
                            -----          -------           ----                      ----
        Total               1,361          $ 13.95            --                        --



All of the share amounts noted represent shares of the Company's Common Stock that were surrendered to the Company in order to fulfill tax withholding obligations of employees upon vesting of restricted stock.


Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the 2004 Annual Meeting of Stockholders of The Reader's Digest
Association, Inc. held on November 19, 2004, the following matter was voted on by stockholders:

  Proposal 1:  Election of Class 2 Directors to hold office until the
               2007 Annual Meeting or until their successors are duly elected and qualified. Each nominee was elected by the votes cast as follows:

                                       For           Withheld
       Lawrence R. Ricciardi        81,638,252       9,006,897
       William J. White             80,616,423      10,028,726
       Ed Zschau                    82,086,361       8,558,788

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

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


 (b)  Reports on Form 8-K

      During the three months ended December 31, 2004, we filed the following current reports on Form 8-K.

      -   Current report on Form 8-K dated December 22, 2004, Item 8.
      -   Current report on Form 8-K dated November 18, 2004, Item 8.
      -   Current report on Form 8-K dated November 16, 2004, Item 8.
      -   Current report on Form 8-K dated October 28, 2004, Items 2, 7 and 9.

                               SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                                          The Reader's Digest Association, Inc.
                                          (Registrant)



Date:  February 7, 2005             By:   /s/ THOMAS D. BARRY
                                          Thomas D. Barry
                                          Vice President and
                                          Corporate Controller
                                          (chief accounting officer and
                                          authorized signatory)