Form 10-Q
period 2005-03-31
READERS DIGEST ASSOCIATION INC
filed 2005-05-05
CIK 858558

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2005

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

As of April 29, 2005, 99,581,694 shares of the registrant's common stock were outstanding.


                                                          Page 1 of 37 pages.

           THE READER'S DIGEST ASSOCIATION, INC. AND SUBSIDIARIES

                             Index to Form 10-Q


                               March 31, 2005


                                                                      Page No.

Part I - Financial Information:

Item 1.  Financial Statements

The Reader's Digest Association, Inc. and Subsidiaries
Consolidated Condensed Financial Statements (unaudited):

  Consolidated Condensed Statements of Operations
   for the three-month and nine-month periods ended
   March 31, 2005 and 2004                                                  3

  Consolidated Condensed Balance Sheets
   as of March 31, 2005 and June 30, 2004                                   4

  Consolidated Condensed Statements of Cash Flows
   for the nine-month periods ended March 31, 2005 and 2004                 5

  Notes to Consolidated Condensed Financial Statements                      6

Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                        15

Item 4.   Controls and Procedures                                          28


Part II - Other Information:                                               29

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds      29

Item 6.   Exhibits and Reports on Form 8-K                                 29




                   The Reader's Digest Association, Inc. and Subsidiaries
                      Consolidated Condensed Statements of Operations
             Three-month and nine-month periods ended March 31, 2005 and 2004
                           (In millions, except per share data)
                                       (unaudited)

                                        Three-month period ended   Nine-month period ended
                                                 March 31,                March 31,
                                              2005       2004         2005       2004

Revenues                                  $   544.9  $   561.0    $   1,832.9  $   1,852.1

Product, distribution and                    (232.5)    (234.9)        (743.9)      (753.3)
editorial expenses
Promotion, marketing and administrative
 expenses                                    (309.5)    (307.0)      (1,033.8)      (970.1)
Goodwill charge                              (129.0)        --         (129.0)          --
Other operating items, net                       --         --             --         (9.1)
                                          ---------  ---------    -----------  -----------
  Operating (loss) profit                    (126.1)      19.1          (73.8)       119.6

Other expense, net                             (3.8)     (17.5)         (18.3)       (35.1)
                                          ---------  ---------    -----------  -----------
(Loss) income before provision
   for income taxes                          (129.9)       1.6          (92.1)        84.5

Income tax benefit (provision)                  0.3        0.6           (9.9)       (29.3)
                                          ---------  ---------    -----------  -----------
  Net (loss) income                       $  (129.6) $     2.2    $    (102.0) $      55.2
                                          =========  =========    ===========  ===========

Basic (loss) earnings per share:
  Weighted average common shares
   outstanding                                 97.6       97.1           97.4         97.0
                                          =========  =========    ===========  ===========
  Basic (loss) earnings per share         $   (1.33) $    0.02     $    (1.06) $      0.56
                                          =========  =========    ===========  ===========
Diluted (loss) earnings per share:
  Adjusted weighted average common
   shares outstanding                          97.6       99.4           97.4         99.2
                                          =========  =========    ===========  ===========
  Diluted (loss) earnings per share       $   (1.33) $    0.02     $    (1.06) $      0.55
                                          =========  =========    ===========  ===========
Dividends per common share                $    0.10  $    0.05     $     0.20  $      0.15
                                          =========  =========    ===========  ===========



See accompanying Notes to Consolidated Condensed Financial Statements.


                 The Reader's Digest Association, Inc. and Subsidiaries
                         Consolidated Condensed Balance Sheets
                        As of March 31, 2005 and June 30, 2004
                                       (In millions)
                                         (unaudited)




                                                                     March 31,    June 30,
                                                                       2005        2004

Assets

  Cash and cash equivalents                                        $     48.7  $     50.3
  Accounts receivable, net                                              264.5       229.0
  Inventories                                                           183.2       152.0
  Prepaid and deferred promotion costs                                   48.5       106.9
  Prepaid expenses and other current assets                             181.8       152.1
                                                                   ----------  ----------
Total current assets                                                    726.7       690.3

  Property, plant and equipment, net                                    117.5       155.8
  Goodwill                                                              881.0     1,009.5
  Other intangible assets, net                                          145.2       173.9
  Other noncurrent assets                                               421.5       413.2
                                                                   ----------  ----------
Total assets                                                       $  2,291.9  $  2,442.7
                                                                   ==========  ==========

Liabilities and stockholders' equity
  Loans and notes payable                                          $     58.7  $     83.9
  Accounts payable                                                      111.1       110.6
  Accrued expenses                                                      285.4       268.7
  Income taxes payable                                                   43.2        15.5
  Unearned revenue                                                      435.2       403.4
  Other current liabilities                                               9.9        10.2
                                                                   ----------  ----------
Total current liabilities                                               943.5       892.3

  Long-term debt                                                        515.4       637.7
  Postretirement and postemployment benefits other than pensions        116.5       119.5
  Unearned revenue                                                      133.8       129.3
  Other noncurrent liabilities                                          220.9       200.8
                                                                   ----------  ----------
Total liabilities                                                     1,930.1     1,979.6

  Capital stock                                                          18.6        17.8
  Paid-in capital                                                       207.1       210.1
  Retained earnings                                                   1,207.6     1,330.4
  Accumulated other comprehensive loss                                  (77.4)      (89.4)
  Treasury stock, at cost                                              (994.1)   (1,005.8)
                                                                   ----------  ----------
Total stockholders' equity                                              361.8       463.1
                                                                   ----------  ----------
Total liabilities and stockholders' equity                         $  2,291.9  $  2,442.7
                                                                   ==========  ==========


See accompanying Notes to Consolidated Condensed Financial Statements.


                  The Reader's Digest Association, Inc. and Subsidiaries
                     Consolidated Condensed Statements of Cash Flows
                    Nine-month periods ended March 31, 2005 and 2004
                                      (In millions)
                                       (unaudited)

                                                                    Nine-month period ended
                                                                            March 31,
                                                                        2005        2004

Cash flows from operating activities

  Net (loss) income                                                   $ (102.0)   $   55.2
  Depreciation and amortization                                           45.0        47.7
  Asset impairments                                                         --         0.8
  Goodwill charge                                                        129.0          --
  Amortization of debt issue costs                                         3.1         9.4
  Stock-based compensation                                                 8.2         7.8
  Net gain on marketable securities and the sales of certain assets      (12.6)       (3.8)
   Changes in current assets and liabilities, net of effects of acquisitions and dispositions:
   Accounts receivable, net                                              (22.7)        6.9
   Inventories                                                           (27.1)       (8.2)
   Unearned revenue                                                       22.8        23.1
   Accounts payable and accrued expenses                                   3.6       (15.6)
   Other, net                                                             67.6        22.1
  Changes in noncurrent assets and liabilities, net of effects of
   acquisitions and dispositions                                          (1.0)       16.0
                                                                      --------    --------
Net change in cash due to operating activities                           113.9       161.4
                                                                      --------    --------
Cash flows from investing activities
  Proceeds from sales of marketable securities                              --         0.8
  Purchases of licensing agreements                                         --        (1.3)
  Proceeds from other long-term investments and sales of businesses        4.1         3.0
  Proceeds from sales of property, plant and equipment                    58.0         0.6
  Capital expenditures                                                   (13.0)      (12.3)
                                                                      --------    --------
Net change in cash due to investing activities                            49.1        (9.2)
                                                                      --------    --------
Cash flows from financing activities
  Repayments of term loan                                               (111.0)     (428.6)
  Proceeds from senior notes offering                                       --       300.0
  Proceeds (repayments) of revolving credit and other
   short-term facilities, net                                            (36.5)       (0.7)
  Dividends paid                                                         (20.5)      (15.5)
  Cash paid for financing fees                                            (0.5)       (6.5)
  Proceeds from employee stock purchase plan and exercise
   of stock options                                                        1.4         1.4

  Other, net                                                              (2.3)        0.6
                                                                      --------    --------
Net change in cash due to financing activities                          (169.4)     (149.3)
                                                                      --------    --------
Effect of exchange rate changes on cash                                    4.8         2.6
                                                                      --------    --------
Net change in cash and cash equivalents                                   (1.6)        5.5

Cash and cash equivalents at beginning of period                          50.3        51.3
                                                                      --------    --------
Cash and cash equivalents at end of period                            $   48.7    $   56.8
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



Unless indicated otherwise, references in Notes to Consolidated Condensed Financial Statements to "we," "us" and "our" are to The Reader's Digest Association, Inc. and Subsidiaries. All references to 2005 and 2004, unless otherwise indicated, are to fiscal 2005 and fiscal 2004, respectively. Our fiscal year is the period from July 1 through June 30.


(1)   Basis of Presentation and Use of Estimates

The accompanying consolidated condensed financial statements include the accounts of The Reader's Digest Association, Inc. and its Subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. These statements and accompanying notes have not been audited but, in the opinion of management, have been prepared in conformity with accounting principles generally accepted in the United States applying certain assumptions and estimates, including all adjustments considered necessary to present such information fairly. Accordingly, the accompanying consolidated condensed financial statements should be read in conjunction with the audited Consolidated Financial Statements included in our 2004 Annual Report to Stockholders. All adjustments are of a normal recurring nature. Although estimates are based on management's knowledge of current events and actions that we may undertake in the future, actual results may ultimately differ from those estimates.

We report on a fiscal year that begins July 1. The three-month periods ended March 31, 2005 and 2004 are the third fiscal quarters of 2005 and 2004, respectively. Operating results for any interim period are not necessarily indicative of the results for an entire year due to the seasonality of our business.

In some instances certain prior period amounts have been reclassified to conform to the current year presentation.

Recent Accounting Standards

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004), Share-Based Payment (SFAS No. 123R). This statement supersedes SFAS No. 123, Accounting for Stock-Based Compensation, SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of FASB Statement No. 123, and Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees. The most significant change is the requirement to recognize, in the statements of operations, the value of employee stock options and other stock-based compensation (including employee stock purchase plans) as calculated using the fair value based method, as opposed to the intrinsic value method currently used. The statement is effective for interim or annual periods beginning after June 15, 2005. We are continuing to evaluate the full impact of SFAS No. 123R for its adoption in the first quarter of fiscal 2006.

In December 2004, the FASB issued FASB Staff Position (FSP) 109-2, Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004. This statement was effective upon issuance. The American Jobs Creation Act (the Act) allows a one-time dividends received deduction on the repatriation of certain foreign earnings, provided certain criteria in the Act are satisfied. Based on our analysis, we currently do not expect to derive any benefit from this provision of the Act. Accordingly, no tax expense has been recognized in the statements of operations for the three- or nine-month periods ended March 31, 2005.

(2)   Basic and Diluted (Loss) Earnings Per Share

Basic (loss) earnings per share is computed by dividing net (loss) income less preferred stock dividend requirements by the weighted average number of common shares outstanding during the period. The preferred stock dividend requirements were $0.3 for each of the three-month periods ended March 31, 2005 and 2004 and $1.0 for each of the nine-month periods ended March 31, 2005 and 2004.

Diluted (loss) earnings per share is computed in the same manner except that the weighted average number of common shares outstanding assumes the exercise and conversion of certain stock options and vesting of certain restricted stock. For the three- and nine-month periods ended March 31, 2005, all 12.9 million stock options outstanding were excluded from the diluted loss per share calculations since the effect of including these options would have been anti-dilutive. Accordingly, our loss per share for the three- and nine-month periods ended March 31, 2005 is calculated using the basic number of shares.

For the three- and nine-month periods ended March 31, 2004, the assumed exercise, conversion and vesting were 2.3 and 2.2 million shares, respectively. In addition, stock options to purchase 11.0 million shares were not included in the calculation of diluted earnings per share for the three- and nine-month periods ended March 31, 2004, because the exercise price for these options exceeded the average market price during these periods. Accordingly, the effect of including these options in the calculation of earnings per share would have been anti-dilutive.


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

The table below shows our net (loss) income and basic and diluted (loss) earnings per share as reported on our statements of operations for the respective periods and adjusts these amounts to include the pro forma impact of using the fair value based method to calculate stock compensation expense as prescribed under SFAS No. 123. The fair value of our options and shares to be issued in connection with employee stock purchase plans on the date of grant was calculated using the Black-Scholes option-pricing model.

The pro forma stock compensation would result in additional expense of $(1.4) and $(5.0), net of tax, for the three- and nine-month periods ended March 31, 2005, respectively. For the three- and nine-month periods ended March 31, 2004, such amounts would be $(2.6) and $(8.2), net of tax, respectively.

                            Three-month period ended    Nine-month period ended
                                     March 31,                  March 31,
                                  2005       2004            2005       2004

Net (loss) income, as
  reported                     $  (129.6)  $   2.2        $  (102.0) $   55.2
                               =========   =======        =========  ========

Less:  stock-based
  compensation expense
  determined using the fair
  value based method, net of
  tax                               (1.4)     (2.6)            (5.0)     (8.2)
                               ---------   -------        ---------  --------

Net (loss) income, pro forma   $  (131.0)  $  (0.4)       $  (107.0) $   47.0
                               =========   =======        =========  ========
Basic (loss) earnings per
  share, as reported           $   (1.33)  $  0.02        $   (1.06) $   0.56
                               =========   =======        =========  ========
Basic (loss) earnings per
  share, pro forma             $   (1.35)  $ (0.01)       $   (1.11) $   0.48
                               =========   =======        =========  ========
Diluted (loss)earnings per
  share, as reported           $   (1.33)  $  0.02        $   (1.06) $   0.55
                               =========   =======        =========  ========
Diluted (loss)earnings per
  share, pro forma             $   (1.35)  $ (0.01)       $   (1.11) $   0.46
                               =========   =======        =========  ========


For the three- and nine-month periods ended March 31, 2005, $1.8 and $5.4, net of tax, respectively, of expenses related to restricted stock are included in our net (loss) income and (loss) earnings per share, as reported. For the three- and nine-month periods ended March 31, 2004, those amounts were approximately $1.4 and $5.1, net of tax, respectively.


(4)Revenues and Operating (Loss) Profit by Reportable Segment

In the first half of 2005, we modified the composition of two of our reportable segments, Reader's Digest North America and Consumer Business Services, to reflect a change in the composition of senior management and in the way our chief operating decision maker internally manages three smaller business units. Reader's Digest Young Families, Trade Publishing and the results of our financial services alliances in the United States are now included in Reader's Digest North America. We have restated reportable segment results of operations to conform to our new reportable segments.

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

                              Three-month period ended  Nine-month period ended
                                       March 31,               March 31,
                                     2005      2004         2005       2004
                                            Restated                 Restated
Revenues
  Reader's Digest North America   $  211.2  $  217.7    $    689.2  $    702.2
  Reader's Digest International      238.8     238.7         759.8       730.0
  Consumer Business Services          99.3     109.0         404.6       443.5
  Intercompany eliminations           (4.4)     (4.4)        (20.7)      (23.6)
                                  --------  --------    ----------  ----------
Total revenues                    $  544.9  $  561.0    $  1,832.9  $  1,852.1
                                  ========  ========    ==========  ==========

Operating (loss) profit
  Reader's Digest North America   $   21.9  $   14.2    $     63.0  $     59.4
  Reader's Digest International        7.3      13.9          49.2        36.3
  Consumer Business Services          (4.1)      1.2          38.6        66.2
  Magazine deferred promotion
     amortization(1)                 (13.1)       --         (64.7)         --
   Goodwill charge(2)               (129.0)       --        (129.0)         --
   Corporate Unallocated              (9.1)    (10.2)        (30.9)      (33.2)
  Other operating items, net            --        --            --        (9.1)
                                  --------  --------    ----------  ----------
Operating (loss) profit           $ (126.1) $   19.1    $    (73.8) $    119.6
                                  ========  ========    ==========  ==========
Intercompany eliminations
  Reader's Digest North America   $   (1.8) $   (2.0)   $     (7.5) $     (9.8)
  Reader's Digest International       (0.9)     (0.9)         (2.9)       (2.3)
  Consumer Business Services          (1.7)     (1.5)        (10.3)      (11.5)
                                  --------  --------    ----------  ----------
Total intercompany eliminations   $   (4.4) $   (4.4)   $    (20.7) $    (23.6)
                                  ========  ========    ==========  ==========

  (1) In connection with our change to expensing magazine deferred promotion costs when the promotion is mailed to prospective customers, our reportable segment operating (loss) profit in 2005 includes such expenses as incurred. Amortization of previously deferred promotion costs is not included in segment results reviewed by our chief operating decision maker. For the three-month period ended March 31, 2005, magazine deferred promotion amortization relates to: 89% to Reader's Digest North America and 11% to Reader's Digest
        International. For the nine-month period ended March 31, 2005, magazine deferred promotion amortization relates to:
        88% to Reader's Digest North America and 12% to Reader's
        Digest International.

   (2) The goodwill charge related to Books Are Fun, part of the Consumer Business Services reportable segment, is not included in segment results reviewed by our chief operating decision maker. See
        Note 8, Goodwill and Other Intangible Assets, Net for further information.

(5)   Comprehensive (Loss) Income

Accumulated other comprehensive loss as reported in our balance sheets primarily represents foreign currency translation adjustments. The components of comprehensive (loss) income, net of related tax, for the three- and nine-month periods ended March 31, 2005 and 2004 were as follows:

                                           Three-month period ended   Nine-month period ended
                                                     March 31,               March 31,
                                                   2005     2004           2005    2004

Net (loss) income                               $ (129.6) $  2.2        $ (102.0) $  55.2
Change in:
  Foreign currency translation adjustments          (3.5)   (3.5)           11.8      4.0
  Net unrealized gains on certain
    investments(1)                                    --      --              --      0.2
  Reclassification adjustments for gains that
    are included in net income(2)                     --      --              --     (0.5)
  Net unrealized gains (losses) on certain
    derivative transactions(3)                       0.1    (0.1)            0.2     (0.1)
  Reclassification adjustments for losses
     that are included in net income(4)               --     1.0              --      1.0
                                                --------  ------        --------  -------
Total comprehensive (loss) income               $ (133.0) $ (0.4)       $  (90.0) $  59.8
                                                ========  ======        ========  =======


(1)Net unrealized gains on certain investments, net of related tax, principally
   represented    our investment in the voting common shares of LookSmart, Ltd.
   For the three- and nine-month periods ended March 31, 2004, these amounts are net of deferred taxes of zero and a deferred tax liability of $(0.1), respectively.

(2)Reclassification adjustments for gains that are included in net income are net of deferred taxes of zero and a deferred tax asset of $0.3 for the three- and nine-month periods ended March 31, 2004, respectively.

(3)Net unrealized gains (losses) on certain derivative transactions, net of related tax, principally represent gains and losses on the value of our interest rate caps. For the three- and nine-month periods ended March 31, 2005, these amounts are net of deferred taxes of zero and $0.1, respectively. For each of the three- and nine-month periods ended March 31, 2004, these amounts are net of nominal deferred tax liabilities. See Note 10, Derivative Instruments, for additional information.

(4)Reclassification adjustments for losses that are included in net income in 2004, net of related tax, principally represents amortization of the premium paid to consummate the interest rate caps. For each of the three- and nine-month periods ended March 31, 2004, these amounts are net of deferred tax liabilities of $(0.5).


(6)  Other Operating Items, Net

Other operating items recorded in previous periods represent charges related to the streamlining of our organizational structure and the strategic repositioning of certain businesses. The components of these charges, included in accrued expenses in our balance sheets, are described in further detail below:

- Severance Costs - These accruals represent the cost to separate employees from our operations as a result of actions taken to streamline the organizational structure. This separation is accomplished through involuntary severance programs.

- Contract Terminations - These accruals represent anticipated costs to terminate contractual obligations in connection with streamlining activities.

The table below reflects changes for the nine-month period ended March 31, 2005 to accruals recorded in previous periods. The majority of the reserves remaining relates to severance and guaranteed minimum payments for products that have already been discontinued. Most of the spending to date relates to severance costs. Of the approximately 820 positions identified to be separated under the charges recorded in fiscal 2003 and 2004, approximately 90% had been separated from the business as of March 31, 2005.

   Initial year      Balance at     Spending/      Balance at
    of charge      June 30, 2004   Adjustments   March 31, 2005

  2002 & prior       $    3.2       $   (1.3)       $    1.9
  2003                    6.7           (2.9)            3.8
  2004                   11.8           (4.8)            7.0
                     --------       --------        --------
     Total           $   21.7       $   (9.0)       $   12.7
                     ========       ========        ========


 (7)  Inventories

                                              March 31,       June 30,
                                                2005            2004

Raw materials                                 $   6.7         $   9.7
Work-in-progress                                  3.8             5.0
Finished goods                                  172.7           137.3
                                              -------         -------
Total inventories                             $ 183.2         $ 152.0
                                              =======         =======

As of March 31, 2005 and 2004, we held inventory of $183.2 and $167.4, respectively. The method used to value our inventories is the first-in, first-out (FIFO) method.


(8)   Goodwill and Other Intangible Assets, Net

Changes in the carrying amount of goodwill by segment for the nine-month period ended March 31, 2005, are as follows:

                                                                         Consumer
                                                     Reader's Digest     Business
                                                      North America      Services      Total



Balance as of June 30, 2004                            $  686.5         $  323.0    $  1,009.5
  Reclassification as a result of change in
    reportable segments                                     1.0             (1.0)           --
  Impact of foreign currency translation on goodwill
    balances outside the United States                       --              0.5           0.5
  Goodwill charge                                            --           (129.0)       (129.0)
                                                       --------         --------    ----------
Balance as of March 31, 2005                           $  687.5         $  193.5    $    881.0
                                                       ========         ========    ==========


At least annually, we review the carrying amount of goodwill and other intangibles with indefinite lives for recoverability. We tested the recoverability of these assets in the third quarter of 2005 (our designated annual period). Based on our assessment, Books Are Fun (a reporting unit within our Consumer Business Services segment) recorded a goodwill charge of $(129.0) in the third quarter of 2005 because the performance of our product portfolio and competitive pressures on margin resulted in revenue and operating profits falling short of our expectations. The fair value of Books Are Fun was determined independently using a combination of discounted future net cash flows and an assessment of comparable companies in the marketplace. We determined that no other goodwill and intangible losses have occurred.

The following categories of acquired intangible assets are included in other intangible assets, net, on the balance sheets, as of March 31, 2005 and June 30, 2004:

                                              March 31, 2005        June 30, 2004
                                             Gross       Net       Gross       Net

Intangible assets with indefinite lives:
  Tradenames                               $   89.7   $   89.7   $   89.7   $   89.7
Intangible assets with finite lives:
  Licensing agreements                         57.6       33.3       56.0       36.5
  Customer lists                              137.9       22.2      137.8       47.7
  Other tradenames and
   noncompete agreements                        3.0         --        3.0         --
                                           --------   --------   --------   --------
Total intangible assets                    $  288.2   $  145.2   $  286.5   $  173.9
                                           ========   ========   ========   ========


Amortization related to intangible assets with finite lives amounted to $9.9 and $29.7 for the three- and nine-month periods ended March 31, 2005 and 2004, respectively. Our licensing agreement (discussed below) is principally amortized over the initial 10-year contract term, with a portion being amortized over the total 18-year term of our amended agreement. Customer lists are being amortized principally between three and six years. Estimated fiscal year amortization expense for intangible assets with finite lives is as follows: fiscal 2005 - $36.9; fiscal 2006 - $16.0; fiscal 2007 - $10.6;
fiscal 2008 - $5.9, and fiscal 2009 - $5.7.

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

The approximate annual minimum purchase amounts under the amended agreement are: calendar year 2005 - $57.3; calendar year 2006 - $60.1; calendar year 2007 - $61.9; calendar year 2008 - $63.7; calendar year 2009 - $65.6; and
approximately $78.7 per year from calendar year 2010 to calendar year 2020. These amounts are estimates based on minimum tonnage requirements, as stipulated in the amended agreement, and nominal price increases.


(9) Debt

As described in Note 11 to the Consolidated Financial Statements included in our 2004 Annual Report to Stockholders, our debt obligations as of March 31, 2005, consist principally of borrowings from the Term Loan Agreement (Term
Loan), our Five-Year Revolving Credit and Competitive Advance Facility Agreement (Five-Year Facility) and $300.0 in senior unsecured notes. As discussed below, the Term Loan and Five-Year Facility were terminated and replaced in April 2005. The Term Loan and the Five-Year Facility are collectively referred to as the 2002 Credit Agreements. The maximum borrowing allowed under the Five-Year Facility was $192.5. The 2002 Credit Agreements were secured by substantially all of our assets and were subject to various financial and non-financial covenants.

During the nine-month period ended March 31, 2005, we repaid $111.0 of principal outstanding related to the Term Loan and $36.5, net, related to the Five-Year Facility. As of March 31, 2005, we had outstanding borrowings of $266.1 under the Term Loan, $8.0 under the Five-Year Facility and $300.0 under the senior unsecured notes.

On April 14, 2005, we entered into the $400.0 Five-Year Revolving Credit Agreement (2005 Credit Agreement) to retire all outstanding borrowings under the 2002 Credit Agreements and for general corporate purposes. Approximately $2.0 of financing fees related to the 2005 Credit Agreement will be deferred and amortized on a straight-line basis over the life of the 2005 Credit Agreement. In connection with the termination of the 2002 Credit Agreements, we will record in the fourth quarter a write-off of $7.3 related to the associated capitalized financing fees and the discontinuance of the related interest rate protection agreements. The interest rate on the 2005 Credit Agreement is currently at LIBOR plus 125 basis points and is subject to change based on our leverage ratio (as defined in the 2005 Credit
Agreement). The 2005 Credit Agreement contains financial covenants that require us to maintain a minimum interest coverage ratio and maximum leverage ratio, and is secured by the stock of a substantial portion of our subsidiaries.

Interest expense for the three- and nine-month periods ended March 31, 2005 was $11.8 and $35.6, respectively ($18.2 and $42.6 for the three- and nine-month periods ended March 31, 2004, respectively). Interest income on cash balances was $1.7 and $4.3 for the three- and nine-month periods ended March 31, 2005, respectively ($1.2 and $3.7 for the three- and nine-month periods ended March 31, 2004, respectively). The weighted average interest rate on our borrowings for the nine-month periods ended March 31, 2005 and 2004 was 5.1% and 4.2%, respectively.


(10) Derivative Instruments

Risk Management and Objectives

In the 2002 Credit Agreements (referred to in Note 9, Debt), we were required to enter into interest rate protection agreements to fix or limit the interest cost with respect to at least one-third of the outstanding borrowings under the Term Loan. As of March 31, 2005, we maintained agreements to cap at 6% the LIBOR interest rate component of our borrowings for up to a notional value of $150.0. In connection with the termination of the 2002 Credit Agreements, our interest rate protection agreements were discontinued in April 2005; accordingly, we plan to record a write-off of approximately $0.4.

In the normal course of business, we are exposed to market risk from the effect of foreign exchange rate fluctuations on the U.S. dollar value of our foreign subsidiaries' results of operations and financial condition. A significant portion of our risk is associated with foreign exchange rate fluctuations of the euro. We purchase forward contracts to minimize the effect of fluctuating foreign currencies on significant, specifically identifiable, known transactions.

As a matter of policy, we do not speculate in financial markets and, therefore, we do not hold financial instruments for trading purposes. We continually monitor foreign currency risk and our use of derivative instruments.

Cash Flow Hedges - For the three- and nine-month periods ended March 31, 2005 and 2004, the fair value of our interest rate caps was largely unchanged.
Any changes in fair value are reported in accumulated other comprehensive
(loss) income included in stockholders' equity on the balance sheets. The gains and losses are deferred until the underlying transaction is recognized in earnings.


(11) Pension Information

We sponsor various pension plans, including those for employees in the United States, international employees and excess plans for executives. The largest plan, covering substantially all employees in the United States, is a cash balance plan.

The table below details the components of our net periodic pension (benefit) cost for the three- and nine-month periods ended March 31, 2005 and 2004.

                                 Three-month period ended    Nine-month period ended
                                          March 31,                  March 31,
                                        2005     2004             2005     2004

Service cost                          $   4.8  $   5.0          $  14.3  $  14.5
Interest cost                            11.2     11.5             33.4     33.7
Expected return on plan assets          (18.2)   (16.3)           (54.2)   (48.1)
Amortization of prior service cost       (0.2)    (0.1)            (0.8)    (0.4)
Recognized actuarial gain                 0.8      1.4              2.4      4.1
                                      -------  -------          -------  -------
Net periodic pension (benefit) cost   $  (1.6) $   1.5          $  (4.9) $   3.8
                                      =======  =======          =======  =======

For the three- and nine-month periods ended March 31, 2005, approximately $2.4 and $8.2, respectively were contributed to our pension plans.

We also sponsor certain postretirement benefit plans, in the U.S. and Canada. The table below details the components of our net periodic postretirement cost (benefit) for the three- and nine-month periods ended March 31, 2005 and 2004.

                                       Three-month period ended    Nine-month period ended
                                               March 31,                  March 31,
                                            2005      2004            2005        2004

Service cost                               $  0.2    $  0.3          $  0.8     $  0.9
Interest cost                                 1.3       1.6             3.8        4.7
Amortization of prior service cost           (0.4)     (0.2)           (1.3)      (0.4)
                                           ------    ------          ------     ------
Net periodic postretirement cost           $  1.1    $  1.7          $  3.3     $  5.2
                                           ======    ======          ======     ======



(12) Share Repurchase Authorization

On April 28, 2005, our Board of Directors authorized our repurchase of up to $100.0 of our Common Stock over the succeeding two years and rescinded its May 2001 authorization to repurchase up to $250.0 of our Common Stock. We did not repurchase any shares under the May 2001 authorization in 2004 or 2005.


(13) Sale-Leaseback Transaction

On December 22, 2004, we completed the sale and partial leaseback of our corporate headquarters facility in Westchester, New York. Under the agreement, we received $48.5 in cash and will receive an additional $10.0 on the second anniversary of closing, subject to certain conditions. The gain of $22.8, based on total consideration, was deferred and will be amortized over the initial 20-year lease term as a reduction in rent expense. During the lease term, we will make annual minimum lease payments of approximately $3.0, subject to increases every five years based on changes in the Consumer Price Index. In addition, we have leased additional space for three years in this facility at an annual cost of $0.6.

            The Reader's Digest Association, Inc. and Subsidiaries
                     Management's Discussion and Analysis
               of Financial Condition and Results of Operations
                 (Dollars in millions, except per share data)
                                  (unaudited)

Unless otherwise indicated, reference in Management's Discussion and Analysis to "we," "us" and "our" are to The Reader's Digest Association, Inc. and its Subsidiaries. All references to 2005 and 2004, unless otherwise indicated, are to fiscal 2005 and fiscal 2004, respectively. Our fiscal year represents the period from July 1 through June 30.

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


Three-Month Period Ended March 31, 2005, Compared With Three-Month Period Ended March 31, 2004

Results of Operations:  Company-Wide

Overview

Operationally, the second half of the fiscal year is not as significant as the first half because the second quarter of the fiscal year is our most significant in terms of revenues and operating profit from our reportable segments. The third quarter of 2005 was characterized by continued challenges for Consumer Business Services, and lower revenues for Reader's Digest North America and Reader's Digest International, when compared with the third quarter of 2004. The goodwill charge related to Books Are Fun and the effect of expensing magazine direct-response promotion costs when the promotion is mailed to prospective customers were the most significant factors affecting overall profitability. Aside from the amortization related to previously deferred magazine promotion costs, expense timing differences between quarters also affected the profitability of our reportable segments on a comparative basis.


Revenues

Revenues for the third quarter of 2005 decreased 3% to $545, compared with $561 for the third quarter of 2004. Excluding the effect of foreign currency translation, revenues decreased 5%. The revenue decline was noted across all of our reportable segments.

The decrease in revenues for Reader's Digest International was principally driven by lower membership in certain series products and planned declines in circulation for Reader's Digest magazine. These decreases were partially offset by increased sales of certain single sales products. The most significant revenue declines were in Germany, the United Kingdom, Mexico and France. These declines were partially offset by increased revenues in Australia and from the addition of new markets.

In Consumer Business Services, both Books Are Fun and QSP continue to experience challenges in various aspects of their businesses. Lower average sales per school event principally drove the revenue decline in Books Are Fun, while QSP was adversely affected by lower same-school sales.

Revenues in Reader's Digest North America decreased because of lower circulation and advertising revenues for Reader's Digest magazine and at Reiman, and the planned elimination of certain activity at Reader's Digest Young Families. These declines were partially offset by increased revenues from new products.


Operating (Loss) Profit

Operating loss for the third quarter of 2005 was $(126), compared with a profit of $19 for the third quarter of 2004. The decline was principally driven by the $(129) goodwill charge related to Books Are Fun and $(13) of expense related to our magazine deferred promotion change (both of which are described in further detail below). Profits were also adversely affected by performance in Consumer Business Services, and by the timing of promotional mailings, and investments in new products and markets at Reader's Digest International. These declines were partially offset by improved profits at Reader's Digest North America.

In addition to lower sales volumes in Consumer Business Services and Reader's Digest International, increased commissions and account retention efforts furthered the decline in profits.

These declines were partially offset by increased profits at Reader's Digest North America, due in part to the favorable effect of expense timing differences related to our magazine deferred promotion change (described in further detail below), improved circulation profitability and profits from new products.

Corporate Unallocated expenses were $1 lower in the third quarter of 2005 when compared with the third quarter of 2004. Higher net pension income (from our overfunded U.S. pension plans), and lower facility costs due to the sale-leaseback of our headquarters facility in Westchester New York, drove the decline.

Magazine Deferred Promotion Change
During the fourth quarter of 2004, we reassessed our accounting for magazine direct-response promotion costs in light of changes in our business, as well as the strategies and initiatives undertaken by our magazine business. As a result of these changes, pursuant to American Institute of Certified Public Accountants Statement of Position (SOP) 93-7, Reporting on Advertising Costs, effective July 1, 2004, we no longer defer and amortize magazine promotion costs, but expense such costs when the promotion is mailed to prospective customers. During the third quarter of 2005, expenses were affected by $(13) related to amortization of previously deferred magazine promotion costs.
Such amount is included as a component of promotion, marketing and administrative expenses in our statements of operations. In addition, because we currently expense magazine direct-response promotion costs when the promotion is mailed to prospective customers, instead of deferring and amortizing such costs (as we did in the prior year), promotion expense variance in the third quarter of 2005 is higher.

Goodwill Charge
The third quarter of the fiscal year is our designated annual period to assess the recoverability of goodwill and our indefinite lived intangible assets. Based on our assessment, Books Are Fun recorded a goodwill charge of $(129) in the third quarter of 2005 because the performance of our product portfolio and competitive pressures on margin resulted in revenue and operating profits falling short of our expectations. The fair value of Books Are Fun was determined independently using a combination of discounted future net cash flows and an assessment of comparable companies in the marketplace.


Other Expense, Net

Other expense, net for the third quarter of 2005 decreased to $(4), compared with $(18) for the third quarter of 2004. The primary reasons for the decrease were:

  - A $(7) write-off of deferred financing fees in the third quarter of 2004 because we refinanced a portion of our existing debt and terminated some of our interest rate caps that were no longer required;
  - A gain of $5 from the sale of a building in Portugal in the third quarter of 2005;
  - The write-off of $(2) in the third quarter of 2004 of foreign currency translation losses associated with the closure of our business in Norway.

Income Taxes

The effective income tax rate for the third quarter of 2005 was a benefit of 0.2% primarily due to the non-deductible write-down of goodwill at Books Are Fun. Excluding this write-down, the effective rate was a benefit of 34.5%, compared with a benefit of 34.8% for the third quarter of 2004. During the quarter, the Company filed its tax return for the fiscal year ended June 30, 2004 resulting in a tax benefit, which was offset by recognition of a tax liability as a result of an ongoing IRS tax audit.


Net (Loss) Income and (Loss) Earnings Per Share

In the third quarter of 2005, net loss was $(130), or $(1.33) per share for both basic and diluted loss per share. In the prior period, we reported net income of $2 or $0.02 per share for both basic and diluted earnings per share. For the third quarter of 2005, the effect of potentially dilutive shares was not considered in the calculation of loss per share because such shares would have been anti-dilutive.


Results of Operations:  Reportable Segments

The following chart details our revenues, (loss) profit and other operating items, net.


                                           Three-month period ended
                                                    March 31,
                                                 2005      2004
                                                        Restated(4)

Revenues
  Reader's Digest North America                 $ 211      $ 218
  Reader's Digest International                   239        238
  Consumer Business Services                       99        109
  Intercompany eliminations                        (4)        (4)
                                                -----      -----
Total revenues                                  $ 545      $ 561
                                                =====      =====

Operating (loss) profit
  Reader's Digest North America                 $  22      $  14
  Reader's Digest International                     7         14
  Consumer Business Services                       (4)         1
  Magazine deferred promotion amortization(1)     (13)        --
  Goodwill charge(2)                             (129)        --
  Corporate Unallocated(3)                         (9)       (10)
                                                -----      -----
Operating (loss) profit                         $(126)     $  19
                                                =====      =====

Intercompany eliminations
  Reader's Digest North America                 $  (2)     $  (2)
  International Businesses                         (1)        (1)
  Consumer Business Services                       (1)        (1)
                                                -----      -----
Total intercompany eliminations                 $  (4)     $  (4)
                                                =====      =====

    (1) In connection with our change to expensing magazine deferred promotion costs when the promotion is mailed to prospective customers, our reportable segment operating (loss) profit in 2005 includes such expenses as incurred. Amortization of previously deferred promotion costs is not included in segment results reviewed by our chief operating decision maker. Magazine deferred promotion amortization relates to: 89% to Reader's Digest North America and 11% to Reader's Digest International.

    (2) The third quarter of the fiscal year is our designated annual period to assess the recoverability of goodwill and our indefinite lived intangible assets. Based on our assessment, Books Are Fun recorded a goodwill charge of $(129) in the third quarter of 2005 because the performance of our product portfolio and competitive pressures on margin resulted in revenue and operating profits falling short of our expectations. The fair value of Books Are Fun was determined independently using a combination of discounted future net cash flows and an assessment of comparable companies in the marketplace.

    (3) Corporate Unallocated includes expenses for the cost of governance and centrally managed expenses, as well as the accounting for U.S. pension plans, postretirement healthcare costs and executive compensation programs that are not allocated to the reportable segments. Governance and centrally managed expenses include costs for departments such as corporate finance, general corporate management, investor relations, legal, public relations and treasury and for related information technology and facility costs incurred by these departments.

    (4) We modified the composition of two of our reportable segments, Reader's Digest North America and Consumer Business Services in the first half of 2005. Three smaller business units were reclassified to reflect a change in the way we manage these businesses, including synergies with some of our other businesses. Reader's Digest Young Families, Trade Publishing and the results of our financial services alliances in the United States are now included in Reader's Digest North
        America. We have restated reportable segment results of operations and the discussion below for prior periods to conform to our new reportable segments.


Reader's Digest North America

Revenues for Reader's Digest North America for the third quarter of 2005 decreased 3% to $211, compared with $218 for the third quarter of 2004. Excluding the effect of foreign currency translation, revenues decreased 4%. The principal declines were in U.S. Books and Home Entertainment, Reader's Digest magazine, and Reiman. Partially offsetting these declines were improved revenues from new products.

The decline in revenues for U.S. Books and Home Entertainment was principally driven by the planned elimination of marginally profitable and unprofitable activity at Reader's Digest Young Families, and a continued decline in membership for Select Editions. Increased response rates to promotional mailings for single sales products in the Home and Health affinity and increased revenues in Reader's Digest Children's Publishing partially offset the decline.

Revenues for Reader's Digest magazine declined because of lower circulation and advertising revenues. While circulation revenues continue to be adversely affected by declining renewal pools, advertising revenues were lower because of fewer advertising pages, partially offset by a higher rate per page. The decline in advertising was principally driven by fewer prescription drug pages.

Reiman revenues declined principally because of lower circulation revenues for certain cooking magazines, which was driven by lower promotion efforts to maximize profitability. A shift in the timing of certain annual book product shipments, to the fourth quarter of 2005, and the absence of revenues from Crafting Traditions magazine (sold in the second quarter of 2005) contributed to the decline. These declines were partially offset by increased revenues from Backyard Living (launched in the third quarter of 2004) and increased catalog sales.

Revenue declines were also partially offset by improved revenues in Canada, principally due to Our Canada, a new magazine launched in the third quarter of 2004, combined with increased response rates to promotional mailings for single sales products.

Operating profit for this segment for the third quarter of 2005 increased 54% to $22, compared with $14 for the third quarter of 2004. The improvement in profit was principally driven by $7 related to the effect of expensing magazine direct-response promotion costs when the promotion is mailed to prospective customers. Improved performance for new magazines, Backyard Living and Our Canada, the effects of cost-reduction measures initiated in previous periods and lower promotion costs contributed to the improvement. These improvements were partially offset by investments in new product development.


Reader's Digest International

Revenues for Reader's Digest International for the third quarter of 2005 were flat when compared with the third quarter of 2004. Excluding the effect of foreign currency translation, revenues declined 5%. This reflects declines in Germany, the United Kingdom, Mexico and France. Fewer active customers for series products and lower mail quantities because of a decline in the number of promotable customers resulted in lower revenues for Books and Home Entertainment products. In addition, changes in promotional activity to reduce the frequency of our mailings and a shift in the timing of mailing activity into the second and fourth quarters further lowered revenues. Reader's Digest magazine revenues were adversely affected by planned reductions in circulation in certain markets to better manage customer acquisition costs and improve profitability, and by lower advertising revenues.

In addition, revenues in Russia declined due to a shift in the timing of certain sales from the third quarter of 2005 to the fourth quarter, while revenues in Norway declined because we changed how we conduct business in this market, including licensing the publication of Reader's Digest magazine to a third party.

These declines were partially offset by the addition of revenues from several new markets, and increased revenues in Australia and Portugal due to improved response rates to promotional mailings and increased promotional mailings, respectively.

Operating profit for this segment for the third quarter of 2005 declined 47% to $7, compared with $14 in the third quarter of 2004. The decline in profitability was driven by the revenue changes described above, investments in developing new products and markets, and the effect of expensing magazine direct-response promotion costs when the promotion is mailed to prospective customers. Lower overhead costs due to the effects of ongoing cost-cutting measures and more efficient promotional mailings partially offset these declines. In addition, the reversal of a tax expense and efforts to right-size magazine circulation to more profitable levels further offset the profit decline.


Consumer Business Services

Revenues for Consumer Business Services for the third quarter of 2005 decreased 9% to $99, compared with $109 for the third quarter of 2004. Revenues for Books Are Fun and QSP declined.

The decline in revenues at Books Are Fun was driven by lower average sales per display event and, to a lesser extent, fewer business display events.
The decline in average sales per school display event was attributable to weaker performance of our product portfolio, while the decline in business events was driven by sales force vacancies in certain territories. As of the end of the third quarter, we had fewer independent sales representatives than we did at the end of the third quarter of 2004 in the corporate business. Although we have intensified recruiting efforts to support our core business and other initiatives, new representatives generally require a certain amount of time to build their territories. Accordingly, these representatives did not significantly affect revenues this quarter.

Revenues at QSP were lower because of declines in same-school sales of magazine and gift products, attributable to lower participation in fundraising programs. Increased incentives to attract and retain more magazine accounts contributed to the revenue decline. Although revenues for food products were flat, sales of World's Finest Chocolate (WFC) products increased 8% due to efforts to convert more of our food business to these products.

Operating loss for this segment for the third quarter of 2005 was $(4), compared with a profit of $1 for the third quarter of 2004. The decline in profitability was principally driven by the revenue changes described above. In addition, increased commissions and account incentives at Books Are Fun and QSP, respectively, and inventory write-offs at QSP, contributed to the decline. Partially offsetting the profit decline was a penalty associated with the minimum purchase commitment related of our WFC licensing agreements that was recorded in the prior period.

Nine-Month Period Ended March 31, 2005, Compared With Nine-Month Period Ended March 31, 2004

Results of Operations:  Company-Wide

Overview

We generate the vast majority of our revenues and operating profit in the first nine months of the fiscal year. This is because the second quarter is the most significant in terms of revenue, and, to a greater extent, profit. In 2005, the first nine months were characterized by continued challenges in Consumer Business Services, partially offset by improved profits at Reader's Digest International and Reader's Digest North America. The goodwill charge related to Books Are Fun and the effect of expensing magazine direct-response promotion costs when the promotion is mailed to prospective customers were the most significant factors affecting overall profitability. Aside from the amortization related to previously deferred magazine promotion costs, expense timing differences between quarters also affected the profitability of our reportable segments on a comparative basis.


Revenues

Revenues for the nine-month period ended March 31, 2005 decreased 1% to $1,833, compared with $1,852 for the nine-month period ended March 31, 2004. Excluding the effect of foreign currency translation, revenues declined 4%. The revenue decline was driven by Consumer Business Services, Reader's Digest International, and, to a lesser extent, Reader's Digest North America.

Lower sales at QSP and Books Are Fun drove the decline in revenues for Consumer Business Services. QSP experienced lower magazine and gift sales volumes, and increased account incentives. Lower average sales per event in schools and fewer business display events held adversely affected Books Are Fun.

Revenues declined in Reader's Digest International because of declining membership in certain series products and lower response rates to promotional mailings. In addition, planned reductions in circulation for Reader's Digest magazine contributed to the decline. The most significant revenue declines were in Germany, the United Kingdom, Brazil, Mexico and Switzerland. These declines were partially offset by increased revenues in Australia and from the addition of new markets.

Reader's Digest North America revenues were lower due to the planned elimination of certain activity at Reader's Digest Young Families, and lower circulation revenues for Reader's Digest magazine and at Reiman. These declines were partially offset by revenues attributable to new products.


Operating (Loss) Profit

Operating loss for the nine-month period ended March 31, 2005 was $(74), compared with a profit of $120 for the nine-month period ended March 31, 2004. The decline was principally driven by the $(129) goodwill charge related to Books Are Fun and $(65) of expense related to our magazine deferred promotion change (both of which are described in further detail below). Profits were also adversely affected by performance in Consumer Business Services. Increased profits at Reader's Digest International and Reader's Digest North America partially offset these declines.

Lower revenues, and increased commissions and account incentives principally drove the decline in profits in Consumer Business Services. In addition, competitive pressures on profit margins adversely affected profits at Books Are Fun.

Increased profits at Reader's Digest International and Reader's Digest North America were principally attributable to lower customer acquisition costs and lower promotion costs, respectively. Both reportable segments benefited from the effects of cost-cutting measures initiated in previous periods.

Corporate Unallocated expenses were $2 lower for the nine-month period ended March 31, 2005, when compared with the comparable period in the prior year. Higher net pension income (from our overfunded U.S. pension plans) and lower costs associated with postretirement healthcare benefits (due to changes in plan benefits and the effect of a subsidy pursuant to the Medicare Prescription Drug, Improvement and Modernization Act of 2003) were partially offset by increased incentive compensation expenses.

Magazine Deferred Promotion Change
During the fourth quarter of 2004, we reassessed our accounting for magazine direct-response promotion costs in light of changes in our business, as well as the strategies and initiatives undertaken by our magazine business. As a result of these changes, pursuant to SOP 93-7, effective July 1, 2004, we no longer defer and amortize magazine promotion costs, but expense such costs when the promotion is mailed to prospective customers. During the nine-month period ended March 31, 2005, expenses were affected by $(65) related to amortization of previously deferred magazine promotion costs. Such amount is included as a component of promotion, marketing and administrative expenses on the income statements. In addition, because we currently expense magazine direct-response promotion costs when the promotion is mailed to prospective customers, instead of deferring and amortizing such costs (as we did in the prior year), promotion expense variance for the nine-month period ended March 31, 2005 is higher.

Goodwill Charge
The third quarter of the fiscal year is our designated annual period to assess the recoverability of goodwill and our indefinite lived intangible assets. Based on our assessment, Books Are Fun recorded a goodwill charge of $(129) in the third quarter of 2005 because the performance of our product portfolio and competitive pressures on margin resulted in revenue and operating profits falling short of our expectations. The fair value of Books Are Fun was determined independently using a combination of discounted future net cash flows and an assessment of comparable companies in the marketplace.


Other Expense, Net

Other expense, net for the nine-month period ended March 31, 2005 decreased to $(18), compared with $(35) for the nine-month period ended March 31, 2004. The primary reason for the decrease were:

  - A $(7) write-off, in the third quarter of 2004, of deferred financing fees due to the refinancing of a portion of our Term Loan and the termination of certain interest rate caps that were no longer required.
  - A gain of $7 from the sale of buildings in Portugal and Australia in 2005;
  - Gains of $3 from the sale of Moneywise magazine in the United Kingdom and Crafting Traditions magazine in the United States, both of which occurred in the second quarter of 2005;
  -   Gains of $2 from the sale of other non-strategic assets in 2005;
  - The write-off of $(2) in the third quarter of 2004 of foreign currency translation losses associated with the closure of our business in Norway;
  - A gain of $3 from proceeds received in exchange for our interest in Schoolpop, Inc. in the first quarter of 2004, which merged into an unrelated third party.


Income Taxes

The effective tax rate for the nine-month period ended March 31, 2005 was 10.7%, compared with a rate of 34.7% for the nine-month period ended March 31, 2004. Excluding the non-deductible write-down of goodwill at Books Are Fun, the effective tax rate for the nine-month period ended March 31, 2005 was 26.8%. The reduction in the effective tax rate primarily relates to non-recurring events in the second quarter of 2005. These events included the reversal of tax reserves resulting from various settlements of U.S. federal and state tax audits, partially offset by a reduction in the value of certain deferred tax assets as a result of a change to the tax law of a foreign jurisdiction.


Net (Loss) Income and (Loss) Earnings Per Share

For the nine-month period ended March 31, 2005, net loss was $(102) or $(1.06) per share for both basic and diluted loss per share. In the prior year period, net income was $55, or $0.55 per share on a diluted-earnings basis ($0.56 per share for basic earnings per share). For the nine-month period ended March 31, 2005, the effect of potentially dilutive shares was not considered in the calculation of loss per share because such shares would have been anti-dilutive.


Results of Operations:  Reportable Segments

The following chart details our revenues, (loss) profit and other operating items, net.


                                              Nine-month period ended
                                                      March 31,
                                                  2005       2004
                                                         Restated(5)

Revenues
  Reader's Digest North America                 $   689    $   702
  Reader's Digest International                     760        730
  Consumer Business Services                        405        444
  Intercompany eliminations                         (21)       (24)
                                                -------    -------
Total revenues                                  $ 1,833    $ 1,852
                                                =======    =======

Operating (loss) profit
  Reader's Digest North America                 $    63    $    60
  Reader's Digest International                      49         36
  Consumer Business Services                         39         66
  Magazine deferred promotion amortization(1)       (65)        --
  Goodwill charge(2)                               (129)        --
  Corporate Unallocated(3)                          (31)       (33)
  Other operating items, net(4)                      --         (9)
                                                -------    -------
Operating (loss) profit                         $   (74)   $   120
                                                =======    =======

Intercompany eliminations
  Reader's Digest North America                 $    (8)   $   (10)
  Reader's Digest International                      (3)        (2)
  Consumer Business Services                        (10)       (12)
                                                -------    -------
Total intercompany eliminations                 $   (21)   $   (24)
                                                =======    =======

  (1) In connection with our change to expensing magazine deferred promotion costs when the promotion is mailed to prospective customers, our reportable segment operating (loss) profit in 2005 includes such expenses as incurred. Amortization of previously deferred promotion costs is not included in segment results reviewed by our chief operating decision maker. Magazine deferred promotion amortization relates to: 88% to Reader's Digest North America and 12% to Reader's Digest International.

  (2) The third quarter of the fiscal year is our designated annual period to assess the recoverability of goodwill and our indefinite lived intangible assets. Based on our assessment, Books Are Fun recorded a goodwill charge of $(129) in the third quarter of 2005 because the performance of our product portfolio and competitive pressures on margin resulted in revenue and operating profits falling short of our expectations. The fair value of Books Are Fun was determined independently using a combination of discounted future net cash flows and an assessment of comparable companies in the marketplace.

  (3) Corporate Unallocated includes expenses for the cost of governance and centrally managed expenses, as well as the accounting for U.S. pension plans, postretirement healthcare costs and executive compensation programs that are not allocated to the reportable segments. Governance and centrally managed expenses include costs for departments such as corporate finance, general corporate management, investor relations, legal, public relations and treasury and for related information technology and facility costs incurred by these departments.

  (4) Other operating items, net in 2004 consists primarily of severance and other charges taken to streamline our operations. This charge related to: 6% to Reader's Digest North America, 71% to
       Reader's Digest International, 22% to Consumer Business
       Services and 1% to corporate departments that benefit the entire organization.

  (5) We modified the composition of two of our reportable segments, Reader's Digest North America and Consumer Business Services in the first half of 2005. Three smaller business units were reclassified to reflect a change in the way we manage these businesses, including synergies with some of our other businesses. Reader's Digest Young Families, Trade Publishing and the results of our financial services alliances in the United States are now included in Reader's Digest North
       America. We have restated reportable segment results of operations and the discussion below for prior periods to conform to our new reportable segments.


Reader's Digest North America

Revenues for Reader's Digest North America for the nine-month period ended March 31, 2005 decreased 2% to $689, compared with $702 for the nine-month period ended March 31, 2004. Excluding the effect of foreign currency translation, revenues declined 3%. Revenue declines in U.S. Books and Home Entertainment, Reader's Digest magazine, and Reiman, were partially offset by increased revenues for new products and certain Special Interest Magazines.

Lower revenues for U.S. Books and Home Entertainment were driven by the planned elimination of marginally profitable and unprofitable activity in Reader's Digest Young Families and a continued decline in Select Editions membership.

Circulation revenues for Reader's Digest magazine were adversely affected by the January 2004 reduction in the rate base and a continued decline in renewal pools.

Reiman revenues declined because of lower renewals for certain cooking magazines and the absence of revenues from Crafting Traditions magazine (sold in the second quarter of 2005). Increased revenues from Backyard Living, launched in the third quarter of 2004, and increased catalog sales partially offset these declines.

Increased revenues in Canada were principally driven by Our Canada, a new magazine launched in the third quarter of 2004, and increased sales of general book products due to increased response rates to promotional mailings. Revenues also improved because of increased advertising in certain Special Interest Magazines.

Operating profit for this segment for the nine-month period ended March 31, 2005 increased 6% to $63, compared with $60 for the nine-month period ended March 31, 2004. The increase in profit was principally driven by the results of cost-reduction measures initiated in prior periods, lower promotion costs and improved performance of new products. Lower production costs for Reader's Digest magazine, due to the January 2004 reduction in the rate base, contributed to the improvement. These increases were partially offset by the effect of expensing magazine direct-response promotion costs when the promotion is mailed to prospective customers and by investments in new products.


Reader's Digest International

Revenues for Reader's Digest International for the nine-month period ended March 31, 2005 increased 4% to $760, compared with $730 for the nine-month period ended March 31, 2004. Excluding the effect of foreign currency translation, revenues declined 3%. The revenue declines in this segment were driven by Germany, the United Kingdom, Brazil, Mexico and Switzerland. In these markets, sales of certain Books and Home Entertainment products were lower, especially series products due to a declining membership in the series, lower response rates to promotional mailings and a decline in the number of promotable customers. In addition, revenues for Reader's Digest magazine were lower because of planned reductions in circulation to better manage customer acquisition costs and improve profitability.

Revenues were also lower in the United Kingdom because of the absence of revenues from Moneywise magazine (which was sold in the second quarter of 2005), and in Norway, principally because we licensed publication of Reader's Digest magazine to a third party.

These declines were partially offset by increased revenues in Australia because of improved response rates to promotional mailings for Books and Home Entertainment products, and in Portugal due to increased promotional activity. Revenues also improved because of strong performance in new markets, including Romania and Ukraine.

Operating profit for this segment for the nine-month period ended March 31, 2005 increased 36% to $49, compared with $36 for the nine-month period ended March 31, 2004. Excluding the effect of foreign currency translation, profits increased 19%. This profit improvement was driven by increased magazine profitability, due to the new circulation strategy, and more efficient mailings for Books and Home Entertainment products. In addition, the results of ongoing cost-reduction measures and lower product and distribution costs contributed to the improvement.

These profit improvements were partially offset by the effect of expensing magazine direct-response promotion costs when the promotion is mailed to prospective customers, the revenue changes described above and investments in new products and markets.


Consumer Business Services

Revenues for Consumer Business Services for the nine-month period ended March 31, 2005 decreased 9% to $405, compared with $444 for the nine-month period ended March 31, 2004, due to weaker performance at both QSP and Books Are Fun.

Lower magazine and gift sales volumes and increased incentives to attract and retain more accounts drove the decline in revenues at QSP. These declines were partially offset by increased sales of music products. Although revenues for food products were flat, sales of WFC products increased 8% due to efforts to convert more of our food business to these products.

Revenues for Books Are Fun decreased due to lower average sales per school event and fewer business display events held. Average sales per school event were lower because of weaker performance of our product portfolio and a shift in the mix of products sold, to lower-priced products. The decline in business events was principally driven by turnover in the independent sales force due to increased competition. Although we have intensified recruiting efforts, new representatives generally require a certain amount of time to build their territories. Accordingly, these representatives did not significantly affect revenues this quarter.

Operating profit for this segment for the nine-month period ended March 31, 2005 decreased 42% to $39, compared with $66 for the nine-month period ended March 31, 2004. The revenue changes described above, increased commissions and account incentives at Books Are Fun, and investments at QSP principally drove the decline in profits. Investments at QSP included additional account incentives, commissions, enhanced promotional materials and costs to integrate new products.


Forward-Looking Information

Fiscal 2005 Results

We expect revenues in the fourth quarter to improve over the year-ago period, driving high double-digit operating profit growth. We expect continued strong performances from our core businesses and progress at Books Are Fun and QSP. Fourth quarter results will include a $(7) write-off of financing fees associated with the replacement of our 2002 Credit Agreements (described below) with a new $400 Five-Year Revolving Credit Agreement at more favorable terms. We expect 2005 full-year loss per share to be on the high end of our previously announced guidance range of $(1.08) and $(0.98) per share, including $(1.32) per share related to our goodwill charge at Books
Are Fun, $(0.49) per share related to amortization of our magazine deferred promotion asset as of June 30, 2004 and $(0.04) per share related to the write-off of $(7) of financing fees. This estimate does not include the effect of special items, including restructuring charges, that cannot be forecasted at this time.


Liquidity and Capital Resources

                                                                 Nine-month
                                                                 period ended
                                                                March 31, 2005

Cash and cash equivalents at June 30, 2004                          $  50

Net change in cash due to:
  Operating activities                                                114
  Investing activities                                                 49
  Financing activities                                               (169)
  Effect of exchange rate changes on cash and cash equivalents          5
                                                                    -----
Net change in cash and cash equivalents                                (1)

Cash and cash equivalents at March 31, 2005                         $  49
                                                                    =====

Cash and cash equivalents decreased 3% to $49 as of March 31, 2005, compared with $50 as of June 30, 2004. The decrease in cash was primarily due to financing activities; principally, the repayment of $148 of outstanding debt and the payment of $20 for cash dividends. Sources of cash are attributed to cash flow from operations and investing activities. The sale of non-strategic assets, including our headquarters facility in Westchester, New York (discussed below), and the sale of our building in Australia generated $62 in cash. In addition, positive cash flow was driven by net income before depreciation, amortization and goodwill charges, and from a decrease in our working capital of $15.

Debt

As described in Note 11 to the Consolidated Financial Statements included in our 2004 Annual Report to Stockholders, our debt obligations as of March 31, 2005, principally comprise the Term Loan Agreement (Term Loan), the
Five-Year Revolving Credit and Competitive Advance Facility Agreement (Five-Year Facility) (collectively referred to as the 2002 Credit Agreements), and $300 in senior unsecured notes. The maximum borrowing allowed under the Five-Year Facility was $193. As of March 31, 2005, we had outstanding borrowings of $266 under the Term Loan and $8 under the Five-Year Facility. As discussed below, the Term Loan and the Five-Year Facility were terminated and replaced in April 2005. During the nine-month period ended March 31, 2005, we repaid $111 of principal outstanding related to the Term Loan and $37, net, related to the Five-Year Facility. The weighted average interest rate on our borrowings for the nine-month periods ended March 31, 2005 and 2004 was 5.1% and 4.2%, respectively (5.5% and 4.5% for the three-month periods ended March 31, 2005 and 2004, respectively).

Under the 2002 Credit Agreements, we were required to hedge at least one-third of borrowings outstanding under the Term Loan. These instruments capped at 6% the LIBOR interest rate component of $150 of our borrowings under the Term Loan.

On April 14, 2005, we entered into the $400 Five-Year Revolving Credit Agreement (2005 Credit Agreement) to retire all outstanding borrowings under the 2002 Credit Agreements and for general corporate purposes. Approximately $2 of financing fees related to the 2005 Credit Agreement will be deferred and amortized on a straight-line basis over the life of the 2005 Credit Agreement. In connection with the termination of the 2002 Credit Agreements, we will record in the fourth quarter a write-off of $(7) related to the associated capitalized financing fees and the discontinuance of the related interest rate protection agreements. The interest rate on the 2005 Credit Agreement is currently at LIBOR plus 125 basis points and is subject to change based on our leverage ratio (as defined in the 2005 Credit
Agreement). The 2005 Credit Agreement contains financial covenants that require us to maintain a minimum interest coverage ratio and maximum leverage ratio, and is secured by the stock of a substantial portion of our subsidiaries.

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

Sale-Leaseback Transaction
In the second quarter of 2005, we completed the sale and partial leaseback of our corporate headquarters facility in Westchester, New York. Under the agreement, we received $49 in cash and will receive an additional $10 on the second anniversary of closing, subject to certain conditions. The gain of $23, based on total consideration, was deferred and will be amortized over the initial 20-year lease term as a reduction in rent expense. During the lease term, we will make annual minimum lease payments of approximately $3, subject to increases every five years based on changes in the Consumer Price Index. In addition, we have leased additional space for three years at an annual cost of $1. This transaction is expected to lower operating costs and reduce interest expense by $10 annually.

Dividend Increase
On January 21, 2005, we announced an increase in the quarterly dividend per common share from $0.05 to $0.10.

Share Repurchase Authorization
On April 28, 2005, our Board of Directors authorized our repurchase of up to $100 of our Common Stock over the succeeding two years and rescinded its May 2001 authorization to repurchase up to $250 of our Common Stock. We did not repurchase any shares under the May 2001 authorization in fiscal 2004 or fiscal 2005.


Recent Accounting Standards

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004), Share-Based Payment (SFAS No. 123R). This statement supersedes SFAS No. 123, Accounting for Stock-Based Compensation, SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of FASB Statement No. 123, and Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees. The most significant change is the requirement to recognize, in the statements of operations, the value of employee stock options and other stock-based compensation (including employee stock purchase plans) as calculated using the fair value based method, as opposed to the intrinsic value method currently used. The statement is effective for interim or annual periods beginning after June 15, 2005. We are continuing to evaluate the full impact of SFAS No. 123R for its adoption in the first quarter of fiscal 2006.

In December 2004, the FASB issued FASB Staff Position (FSP) 109-2, Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004. This statement was effective upon issuance. The American Jobs Creation Act (the Act) allows a one-time dividends received deduction on the repatriation of certain foreign earnings, provided certain criteria in the Act are satisfied. Based on our analysis, we currently do not expect to derive any benefit from this provision of the Act. Accordingly, no tax expense has been recognized in the statements of operations for the three- or nine-month periods ended March 31, 2005.


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

Some of these risks and uncertainties include factors relating to:

- the effects of potentially more restrictive privacy and other governmental regulation relating to our marketing methods;
-     the effects of modified and varied promotions;
-     our ability to identify customer trends;
- our ability to continue to create and acquire a broadly appealing mix of new products;
- our ability to attract and retain new and younger magazine subscribers and product customers in view of the maturing of an important portion of our customer base;
- our ability to attract and retain subscribers and customers in an economically efficient manner;
-     the effects of selective adjustments in pricing;
-     our ability to expand and more effectively utilize our customer database;
- our ability to expand into new international markets and to introduce new product lines into new and existing markets;
-     our ability to expand into new channels of distribution;
- our ability to negotiate and implement productive acquisitions, strategic alliances and joint ventures;
- our ability to successfully integrate newly acquired and newly formed businesses;
- the strength of relationships of newly acquired and newly formed businesses with their employees, suppliers and customers;
- the accuracy of the basis of forecasts relating to newly acquired and newly formed businesses;
- our ability to achieve financial savings related to restructuring programs;
- our ability to contain and reduce costs, especially through global efficiencies;
- the cost and effectiveness of our reengineering of business processes and operations;
- the accuracy of our management's assessment of the current status of our business;
-     the evolution of our organizational and structural capabilities;
- our ability to respond to competitive pressures within and outside the direct marketing and direct sales industries, including the Internet;
-     our ability to recruit, train and retain effective sales personnel;
-     the effects of worldwide paper and postage costs;
- the effects of possible postal disruptions on deliveries of promotions, products and payments;
-     the effects of foreign currency fluctuations;
- the accuracy of our management's assessment of the future effective tax rate and the effects of initiatives to reduce the rate;
-     the adequacy of our financial resources;
- the effects of the terms of, and increased leverage resulting from additional borrowings under, our credit facilities;
-     the effects of interest rate fluctuations;
-     the effects of downgrades of our credit ratings;
- the effects of economic and political changes in the markets where we compete;
-     the effects of weather in limiting access to consumers; and
- the economic effects of terrorist activity and related events, especially those limiting access to consumers and otherwise affecting the direct marketing and direct sales industries.

We do not undertake to update any forward-looking statements.

Item 4. CONTROLS AND PROCEDURES

Under the supervision of our Chief Executive Officer and Chief Financial Officer, we evaluated our disclosure controls and procedures and internal control over financial reporting (as defined in rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) and concluded that (i) our disclosure controls and procedures were effective as of March 31, 2005 and
(ii) no change in internal control over financial reporting occurred during the quarter ended March 31, 2005 that has materially affected, or is reasonably likely to materially affect, such internal control over financial reporting.

There have been no significant changes in our internal controls or in other factors that could significantly affect those internal controls subsequent to the date of our evaluation thereof.

PART II.  OTHER INFORMATION

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

                                                      (c) Total Number of     (d) Maximum Number (or
                         (a) Total                     Shares (or Units)         Approximate Dollar
                         Number of     (b) Average     Purchased as Part        Value) of Shares (or
                        Shares (or      Price Paid        of Publicly          Units) that May Yet Be
                          Units)        per Share       Announced Plans          Purchased Under the
      Period            Purchased       (or Unit)         or Programs             Plans or Programs


January 1 - 31, 2005        --              --                --                        --
February 1 - 28, 2005       --              --                --                        --
March 1 - 31, 2005         1,167         $ 17.08              --                        --
                        ------------------------------------------------------------------------
        Total              1,167         $ 17.08              --                        --

All of the share amounts noted represent shares of the Company's Common Stock that were surrendered to the Company in order to fulfill tax withholding obligations of employees upon vesting of restricted stock.


Item 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits

      10.40 Addendum effective January 1, 2005 to The Reader's Digest Association, Inc. Director Compensation Program, filed as exhibit
            10.34 to our Current Report on Form 8-K dated November 18, 2004, is incorporated herein by reference.*

      10.41 Amended and Restated Sale Purchase Agreement between The Reader's Digest Association, Inc. and GAP III Properties LLC and Summit Development, LLC dated as of November 18, 2004, but effective as of September 10, 2004, filed as exhibit 10.35 to our Current Report on Form 8-K dated November 18, 2004, is incorporated herein by reference.

      10.42 Description of operation of the executive incentive program of The Reader's Digest Association, Inc., including the Senior Management Incentive Plan (fiscal 2006 awards), the Management Incentive Compensation Plan (fiscal 2006 awards) and the 2002 Key Employee Long Term Incentive Plan (fiscal 2005 and 2006 awards), included in
            Item 1.01 of our Current Report on Form 8-K dated March 11, 2005, is incorporated herein by reference.*

      10.43 Five-Year Revolving Credit Agreement, dated as of April 14, 2005, among the Company, as Borrower and Guarantor, Books Are Fun, Ltd., QSP, Inc. and Reiman Media Group, Inc., as Borrowing Subsidiaries and Subsidiary Guarantors, the Lenders party thereto, JPMorgan Chase Bank, N.A., as administrative agent and collateral agent, The Royal Bank of Scotland plc, as syndication agent and Commerzbank AG, New York Branch, HSBC Bank USA, National Association, and Wachovia Bank, National Association, as co-documentation agents, and the joint lead arrangers and joint bookrunners named therein, filed as exhibit 10.1 to our Current Report on Form 8-K dated April 14, 2005, is incorporated herein by reference.

      10.44 Description of operation of the Senior Management Incentive Plan (Fiscal 2005), the Management Incentive Compensation Plan (Fiscal
            2005) and the Long-Term Incentive Plan (Fiscal 2004-2005 Performance Shares) of The Reader's Digest Association, Inc.*

      10.45 Salary compensation information.*

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


*Denotes a compensatory contract, plan or arrangement.



(b)   Reports on Form 8-K

      During the three months ended March 31, 2005, we filed the following reports on Form 8-K:

        - Current Report on Form 8-K dated January 5, 2005, Items 1.01 and 8.01

        - Current Report on Form 8-K dated January 10, 2005, Items 2.02 and 9.01

        - Current Report on Form 8-K dated January 21, 2005, Item 8.01

        - Current Report on Form 8-K dated January 26, 2005, Items 2.02, 7.01 and 9.01

        - Current Report on Form 8-K dated March 11, 2005, Item 1.01

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                                       The Reader's Digest Association, Inc.
                                       (Registrant)



Date:  May 5, 2005                By:  /s/THOMAS D. BARRY
                                       Thomas D. Barry
                                       Vice President and Corporate Controller
                                       (Chief accounting officer and authorized
                                       signatory)