Form 10-K
period 2005-06-30
READERS DIGEST ASSOCIATION INC
filed 2005-08-31
CIK 858558

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended June 30, 2005Commission file number: 1-10434

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

Indicate by check mark whether the registrant is a shell company (as defined
in Rule 12b-2 of the Act).  Yes [   ]  No [X]

The aggregate market value of registrant's voting and non-voting equity held by non-affiliates of registrant, as of December 31, 2004, the last business day of the registrant's most recently completed second fiscal quarter, was approximately $1,384,670,000 based on the closing price of registrant's Common Stock on the New York Stock Exchange--Composite Transactions on such date.

At July 31, 2005, 99,146,516 shares of the registrant's Common Stock were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

Annual Report to Stockholders of The Reader's Digest Association, Inc. for the fiscal year ended June 30, 2005. Certain information therein is incorporated by reference into Part I and Part II hereof.

Proxy Statement for the Annual Meeting of Stockholders of The Reader's Digest Association, Inc. to be held on November 18, 2005. Certain information therein is incorporated by reference into Part III hereof.

                               TABLE OF CONTENTS

                                                                         Page
PART I

    ITEM 1.BUSINESS....................................................    1
      Reportable Segments..............................................    1
        Reader's Digest North America..................................    1
        Reader's Digest International..................................    1
        Consumer Business Services.....................................    2
      Books and Home Entertainment and Reiman Books....................    2
        Select Editions................................................    2
        Reader's Digest Young Families.................................    2
        Series Books...................................................    3
        General Books..................................................    3
        Reiman Books...................................................    3
        Music..........................................................    3
        Video..........................................................    4
        Production and Fulfillment.....................................    4
      Reader's Digest Magazine, Reiman Magazines and Special
       Interest Magazines..............................................    5
        Circulation and Advertising....................................    6
        Reader's Digest and Reiman Magazine Editorial..................    7
        Internet Initiatives...........................................    7
        Complementary Reiman Businesses................................    7
        Reader's Digest Trade Publishing...............................    8
        Production and Fulfillment.....................................    8
      Consumer Business Services.......................................    9
        Books Are Fun, Ltd.............................................    9
        QSP............................................................   10
      Marketing........................................................   10
      Information Technology and Customer Database Enhancement.........   11
      Competition and Trademarks.......................................   12
      Employees........................................................   12
      Executive Officers...............................................   13
      Available Information............................................   14

    ITEM 2.PROPERTIES..................................................   15

    ITEM 3.LEGAL PROCEEDINGS...........................................   15

    ITEM 4.SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.........   15


PART II

    ITEM 5.MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED
           STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY
           SECURITIES..................................................   16
      Purchases of Equity Securities by the Issuer and
       Affiliated Purchasers...........................................   16
      Recent Sales of Unregistered Securities..........................   16

    ITEM 6.SELECTED FINANCIAL DATA.....................................   16

    ITEM 7.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATION..........................   17

                               TABLE OF CONTENTS
                                  (Continued)

                                                                        Page

    ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
             MARKET RISK..............................................   18

    ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA..............   18

    ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
             ON ACCOUNTING AND FINANCIAL DISCLOSURE...................   18

    ITEM 9A. CONTROLS AND PROCEDURES..................................   19
      Disclosure Controls and Procedures..............................   19
      Internal Control Over Financial Reporting.......................   19

    ITEM 9B. OTHER INFORMATION........................................   19

PART III

    ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.......   20
      Code of Ethics..................................................   20

    ITEM 11. EXECUTIVE COMPENSATION...................................   20

    ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
             AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS...........   21
      Equity Compensation Plan Information............................   21
      Security Ownership Information..................................   21

    ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS...........   21

    ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES...................   21


PART IV

    ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES...............   22

    SIGNATURES........................................................   28

    INDEX TO CONSOLIDATED FINANCIAL STATEMENTS........................   29


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

      We are best known for publishing our flagship, Reader's Digest magazine. DeWitt and Lila Acheson Wallace founded Reader's Digest magazine in 1922. Today, Reader's Digest has a worldwide circulation of about 19 million and about 80 million readers each month. Reader's Digest is published in 48 editions and 19 languages.


Reportable Segments

      Our internal management organization reflects three reportable segments:
Reader's Digest North America, Reader's Digest International and Consumer Business Services.

   Reader's Digest North America

      This segment comprises our operations in the United States and Canada that:

   - publish and market (primarily through direct marketing) Reader's Digest magazine, Our Canada magazine and several special interest magazines
   - publish and market (primarily through direct marketing) the magazines and books of, and operate the complementary businesses of, our Reiman Media Group, Inc. subsidiary
   - publish and market (primarily through direct marketing) books and home entertainment products, which include Select Editions, Reader's Digest Young Families, music and video products, and series and general books related to some or all of the following affinities: reading, home and health, and entertainment
   - publish and market (primarily through retail and direct marketing channels) books and home entertainment products of Children's Publishing

   Reader's Digest International

      This segment comprises our operations outside of the United States and Canada that:

   - publish and market (primarily through direct marketing) books and home entertainment products (described above), Reader's Digest magazine in numerous editions and languages and special interest magazines, and include the results of financial services marketing alliances
   - establish and develop the operations of other new business development initiatives, including entering new geographic markets, developing new products, acquiring customers through new channels and expanding U.S. business models into markets outside North America

   Consumer Business Services

      This segment comprises our operations that:

   - sell books and gift items by display marketing products on-site through independent sales representatives at schools and businesses through Books Are Fun, Ltd. in the United States and Canada
   - sell our magazines and other publishers' magazines and other products through youth fundraising campaigns of QSP, Inc. in the United States and Quality Service Programs, Inc. in Canada (QSP Canada)

      Financial information about each of our reportable segments is included in Note 14 to our consolidated financial statements, which are incorporated by reference into this report.


Books and Home Entertainment and Reiman Books

      Our books and home entertainment products consist of Reader's Digest Select Editions, Reader's Digest Young Families, series books, general books, recorded music collections and series, and home video products and series.
We market these products principally by direct mail through our Reader's Digest North America and Reader's Digest International reportable segments. Consumer Business Services also sells Reader's Digest books and home entertainment products by display marketing those products on-site at schools and businesses through Books Are Fun and through the youth fundraising campaigns of QSP, Inc. For more information about how we market our books and home entertainment products, please refer to the section of this report captioned "Marketing."


   Select Editions

      Reader's Digest Select Editions, which were formerly called "Condensed Books" in many markets, are a continuing series of condensed versions of current popular fiction. A condensed work reduces the length of an existing text while retaining the author's style, integrity and purpose. We publish Select Editions in 14 languages and sell them in the United States, Canada and 27 other countries. We generally publish six volumes of Select Editions a year. Some of our international subsidiaries publish four or five volumes a year.

      International editions of Select Editions generally include some material from the U.S. edition or from other international editions, translated and edited as appropriate. International editions also include some condensed versions of locally published works. Each local editorial staff determines whether existing Select Editions selections are appropriate for their local market.


   Reader's Digest Young Families

      Reader's Digest Young Families sells products for children up to age eight, primarily through direct mail and telemarketing. The division's products include interactive books, such as Sesame Street ABCs, and videos, such as The Country Mouse and the City Mouse. Young Families sells its products principally in the United States.

   Series Books

      We market two types of series books--reading series and illustrated series. These book series may be either open-ended and continuing or closed-ended, consisting of a limited number of volumes. We publish reading series books in four languages and sell them in the United States, Canada and 10 other countries. One of our reading series is The World's Best Reading, which consists of full-length editions of classic works of literature. We publish six volumes of The World's Best Reading each year in the United States, Canada and two other countries and in two languages. We publish illustrated series, which are generally closed-ended, in six languages and sell them in 11 countries.


   General Books

      Our general books consist primarily of reference books, cookbooks, "how-to" and "do-it-yourself" books, and children's books, some of which we publish in series. We also publish books on subjects such as history, travel, religion, health, nature, home, computers and puzzles. We publish general books in 21 languages and sell them in the United States, Canada and 39 other countries.

      New general books are usually original Reader's Digest books, but may also be books acquired from other publishers. During the development period for an original Reader's Digest book, we conduct extensive research and prepare an appropriate marketing strategy for the book.

      We sell most copies of general books through initial bulk promotional mailings. We also sell substantial additional copies through subsequent promotions, through catalog sales and through the use of sales inserts in mailings for other Reader's Digest products. We also distribute our general books for retail sale in stores through independent distributors and through Books Are Fun and QSP.


   Reiman Books

        Reiman leverages its magazine brand equity, reader loyalty and editorial capability by publishing and marketing books that complement its magazines. Reiman principally markets annual editions of books, which are created primarily from magazine content from the prior year, and single sales products. In fiscal 2005, Reiman published and sold 4.0 million books. Reiman has 13 annual book programs (including one program that was launched in fiscal 2005) that are marketed on a continuity basis, with customers agreeing to receive future editions of the books unless they respond to an annual prepublication notice. Annual books constitute about 90% of unit volume, of which about 63% are renewals. Reiman markets most of its books through solo direct mail in which Reiman sends a promotion featuring one book to names from its customer database and outside lists. Reiman sells its books by offering a free preview period during which the customer agrees to examine the book before purchasing it. If they do not wish to purchase the book, they can return it without further obligation.


   Music

      Our music collections, released on compact discs and cassettes in the United States and 34 other countries, span a broad range of musical styles, ranging from classical to pop and from local folk to "relaxation" music. We offer both international and local repertoires, which reflect our customers' tastes and expectations. In most markets, we also sell music series in various musical genres.

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


   Video

      Our single sales and series home video products reflect the core interests of our global customers--travel, natural history, history and children's animated programs. We market a range of video products through direct response channels in the United States and 25 other countries. In some countries, we also sell our home video products through retail outlets.

      We are working with award-winning production companies in the United States, Europe and Australia to create original programs with very high editorial and production standards--programs that are intended to stand out in a competitive marketplace. Most of our original documentary programs are also being licensed to broadcasters worldwide. We are creating an archive of valuable footage for potential use in future productions and are creating multi-lingual DVDs of our programs for customers in markets worldwide.


   Production and Fulfillment

      We hire independent contractors to print and bind the various editions of Select Editions. We have an agreement through 2007 with a printing company for printing the English-language Select Editions distributed in the United States and Canada. The majority of all other U.S. book products we produce are printed by several independent contractors. We usually hire independent contractors to produce and manufacture our music and video products.

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

      We hire independent contractors to handle our fulfillment, warehousing, customer service and payment processing. We have an agreement with a single independent contractor to handle order and payment processing for most of our U.S. Books and Home Entertainment business. That agreement expires in August 2006. The printers or suppliers of our products generally package and deliver those products directly to the postal service. For information about postal rates and postal services, please refer to the section of this report captioned "Marketing."

      Our European operations use several manufacturing companies for the production of books. The majority of our Home Entertainment products are produced throughout Europe by three major manufacturers.

      It is our direct marketing policy that a customer may return any book or home entertainment product to us, either before or after payment, and receive a refund of the amount paid. We believe that our returned goods policy is essential to our reputation and that it elicits a greater number of orders. Many of those orders are not returned because a high number of consumers are satisfied with our products.

      Sales of books and home entertainment products are seasonal. In the direct marketing industry as a whole, more consumers respond in the fall and winter months than during the rest of the year. Also, sales are typically higher during the pre-Christmas season than in spring and summer.


Reader's Digest Magazine, Reiman Magazines and Special Interest Magazines

      Reader's Digest magazine is a monthly, general interest magazine consisting of original articles, previously published articles in condensed form, and a condensed version of a previously published or soon-to-be published full-length book. Reader's Digest also contains monthly humor columns, such as "Laughter, The Best Medicine(R)," "Life in These United States(R)" and "All In A Day's Work(R)," and other regular features, including "Quotable Quotes(R)," "Word Power(R)," "Only in America," "Everyday Heroes," "That's Outrageous!(R)" and "RD Living." The international editions of Reader's Digest include similar features.

      We publish Reader's Digest in the United States and Canada. Globally, Reader's Digest is published in 48 editions and 19 languages. We license independent contractors to publish Reader's Digest in India, Italy, Korea, Denmark, Norway, South Africa and Indonesia. These magazines are sold primarily through direct marketing. In addition, we sell Reader's Digest and other publishers' magazines and products in the United States and in Canada through youth fundraising campaigns of our subsidiaries, QSP, Inc. in the United States and Quality Service Programs, Inc. in Canada.

      We publish Reader's Digest in several editions in the United States, including an English-language edition, a Spanish-language edition entitled Selecciones and Reader's Digest Large Print for Easier Reading. We license independent contractors to publish a braille edition and a recorded edition in the United States.

      Reiman publishes 13 bi-monthly magazines and 1 quarterly magazine in the United States and Canada, including Cooking for 2, launched in the third quarter of fiscal 2005, and Birds and Blooms Extra, launched in the fourth quarter of fiscal 2005.

      We publish several special interest magazines that we believe are consistent with our image, editorial philosophy and market expertise. In the United States, we publish The Family Handyman(R) and American Woodworker(R). The Family Handyman provides instructions and guidance for "do-it-yourself" home improvement projects. American Woodworker(R) provides information, instruction and guidance for professional and serious amateur woodworkers.
Internationally, we publish Receptar, a leading Czech do-it-yourself and gardening monthly magazine, The Family Handyman in Australia and Our Canada, a bi-monthly general interest magazine with principally reader-contributed content.

      We promote our special interest magazines to our Reader's Digest customer list. We also promote other products to each magazine's customer list, as appropriate. This strategy helps us to expand the customer base for all of our products. Reiman markets its magazines principally through direct mail and cross-promotion of titles within its magazine group. Reiman markets products to its customer database of approximately 40 million current and former customers, combined with selective rental of outside customer lists. Through reader involvement, Reiman seeks to identify and address customer interest in existing and new publications. New magazine ideas and titles, also created using reader-submitted editorial content, are test marketed to subscribers of existing magazines and selected outside lists. This has enabled Reiman to more accurately measure the potential for new products and launch new magazines at relatively low start-up costs. Reiman does not use cash-prize sweepstakes in connection with its marketing.

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


   Circulation and Advertising

      The following table shows fiscal 2005 circulation and advertising information for our portfolio of magazines in our reportable segments (this includes Reader's Digest magazine, Reiman magazines and our special interest magazines):


                                                                       Advertising
                                                                          Pages
            Reportable Segment                         Circulation       Carried

Reader's Digest North America
  Reader's Digest magazine - U.S. and Canada(1) ....    11,183,000         2,630
  Reiman magazines(2) ..............................    13,972,466            --
  Special interest magazines - U.S. and Canada .....     2,575,000         1,653

Reader's Digest International
  Reader's Digest magazine(1) ......................     7,491,689         7,731
  Special interest magazines .......................       157,000           521

(1) In Canada and international markets, Reader's Digest magazine is published in multiple editions and languages. Circulation for these editions constitutes a rate base.
(2) Reiman magazines do not have a guaranteed circulation rate base and are not audited by the Audit Bureau of Circulation. The amount indicated in the table above represents their average circulation for the year for all of their publications.

      Approximately 70% of total U.S. fiscal 2005 revenues for Reader's Digest were generated by circulation and 30% by advertising. Circulation levels for all Reiman titles fluctuate throughout the year. The overall circulation level is managed in total to maximize the profitability of the entire portfolio, which may cause year-over-year increases or decreases in the average circulation for individual titles. Reiman magazines do not accept on-page advertising and rely on subscriptions for over 90% of their revenue, with newsstand sales supplying the balance. "Savings Packs" of coupons are poly-bagged with the food magazines.

      We have determined that the U.S. edition of Reader's Digest has the largest paid circulation of any U.S. magazine, other than those automatically distributed to all members of the American Association of Retired Persons. Our determination is based on the most recent audit report issued by the Audit Bureau of Circulation, Inc., a not-for-profit organization that monitors circulation in the United States and Canada. Approximately 95% of the U.S. paid circulation of Reader's Digest consists of subscriptions. The balance consists of single copy sales at newsstands and in supermarkets and similar retail establishments. We also sell our special interest magazines by subscription and at newsstands.

      We maintain the circulation rate base for Reader's Digest through annual subscription renewals and new subscriptions. In fiscal 2005, we sold approximately 3.9 million new subscriptions in the United States and approximately 1.8 million new international Reader's Digest subscriptions to maintain the current circulation rate base. We sell new subscriptions in the United States through a variety of direct response marketing techniques, and we sell new subscriptions in international markets primarily by direct mail. We sell the largest percentage of subscriptions between July and January of each fiscal year. Subscribers to Reader's Digest may cancel their subscriptions at any time and we will refund the unused balance of the subscription price. For additional information regarding direct marketing of subscriptions, please refer to the section of this report captioned "Marketing."

      We believe that many international editions of Reader's Digest have the largest paid circulation for monthly magazines both in the individual countries and in the regions in which they are published. For most international editions of Reader's Digest, subscriptions comprise over 90% of circulation. The balance is attributable to newsstand and other retail sales. Approximately 80% of total international fiscal 2005 revenues for Reader's Digest were generated by circulation revenues and 20% by advertising revenues.

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

      Reiman editorial philosophy includes the following core principles: (1) concentration on positive aspects of people and their lifestyles; (2) encouragement of reader involvement; (3) maintenance of low editorial costs; and (4) emphasis on product quality. As a result, about 80% of the editorial content of Reiman magazines is contributed by readers.


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


   Complementary Reiman Businesses

      Reiman operates four businesses that complement its core magazine and book publishing operations:

           Country Store sells a broad selection of products, including Reiman books, calendars, collectors' items, memorabilia, small kitchen appliances, gardening tools, apparel and other country lifestyle products, through a catalog that is distributed to those who request and to those who have purchased in the past.

           World Wide Country Tours offers motor coach and river barge tours to experience the lives of people in various parts of the United States and the world. World Wide Country Tours utilizes direct marketing through Reiman magazines and its own stand-alone brochures to attract potential travelers.

           Reiman Advertising & Promotion offers Savings Packs of coupons and promotional advertising to subscribers in conjunction with recipes and other information. Its customers are primarily food and consumer product companies, which purchase advertising space in the Savings Packs.

           Taste of Home Cooking Schools provide cooking school demonstrations by professional home economists in small- and medium-size communities throughout the United States. Revenues are generated from attendance fees paid by local news media that sponsor individual shows and from portions of fees that Reiman Advertising & Promotion receives from national sponsors of the Taste of Home Cooking Schools.


   Reader's Digest Trade Publishing

      This division sells books and products for both children and adults and is comprised of two divisions: Reader's Digest Children's Publishing and Adult Trade Publishing. Reader's Digest Children's Publishing produces books, games and other products under the Reader's Digest Children's Publishing imprint for children up to age 12. Its products are sold through retail channels as well as through our other businesses (including display marketing and catalogs) and other channels, including the Internet. The products represent such popular brands as Barbie, Disney (classic Disney and Pixar characters), Nickelodeon, Hasbro, Fisher-Price and NASCAR. The book products have been translated into 29 languages and are marketed in the United States, Canada, Europe, South America, Australia and Asia.

      Our Adult Trade Publishing group originates books in many illustrated reference categories, including gardening, crafts, do-it-yourself, history, and family reference. These books are sold through retail channels, catalogs, book clubs, Books Are Fun, QSP, television, and through our domestic and international divisions.


   Production and Fulfillment

      We hire independent contractors to print all editions of Reader's Digest and our special interest magazines. We have an exclusive contract with a U.S. printer to print the U.S. editions of Reader's Digest. The contract is scheduled to expire in December 2008. We have two printers to print our Reiman magazines under contracts expiring in 2008. We believe that, generally, there is an adequate supply of alternative printing services available to us at competitive prices should the need arise. Nevertheless, significant short-term disruption could occur. We have contingency plans to minimize recovery time should our current contract printers be unable to meet our production requirements.

      Lightweight coated and uncoated papers are the principal raw materials used in the production of Reader's Digest and special interest magazines. Our global paper supply contract for Reader's Digest and Reiman magazines expired in June 2005. We are currently negotiating a multi-year contract with this provider to continue to supply paper at competitive prices. Until a new contract is signed, we continue to operate under the terms of the previous contract with this provider. We believe that our supply contracts will continue to provide an adequate supply of paper for our needs and that, in any event, alternative sources are available at competitive prices. A variety of factors affect paper prices, including demand, capacity, pulp supply and general economic conditions.

      We have agreements with a single independent contractor to handle order and payment processing for Reader's Digest, the U.S. special interest magazines and the Reiman magazines. The agreement for Reader's Digest expires in August 2006. The agreement for the Reiman magazines expires in December 2005 and the agreement for the U.S. special interest magazines expired in June 2005. We are currently negotiating a new contract with this provider. Until a new contract is signed, we continue to operate under the terms of the previous agreement. The same contractor also handles these matters for most of our U.S. Books and Home Entertainment operations.

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


Consumer Business Services

   Books Are Fun, Ltd.

      Our Books Are Fun, Ltd. subsidiary sells premium-quality books and gift items, including Reader's Digest books and home entertainment products, at discount prices. It display markets those products on-site at schools and businesses in all 50 states of the United States and across Canada through book fairs and other displays. Book categories sold by Books Are Fun include best-selling novels, cookbooks, children's books and education, sports, hobby, nature, travel and self-help titles. Non-book categories include bath and beauty products, music, videos and gift items, such as jewelry and art. Books Are Fun's products are sold by more than 800 independent sales representatives, who service approximately 70,000 schools, 15,000 large corporations and institutions, 14,000 daycare centers and 50,000 small businesses. Since many individuals purchase these products for gift giving, Books Are Fun's sales cycle is largely seasonal, reflecting substantial volume in the second quarter of our fiscal year.

      Books Are Fun purchases book titles, gifts and other products from more than 500 publishers and vendors worldwide. Many of its top titles are purchased in quantities exceeding 100,000 copies, affording Books Are Fun substantial purchasing power. Most products are test marketed by the purchase of a modest number of units in advance of purchasing larger quantities. Books Are Fun uses an extensive network of independent public warehousing facilities and carriers to store and transport products.

      The Books Are Fun business model is being rolled out in a number of international markets. Commercial operations are under way in Mexico and Spain, and the concept is in market testing and early development phases in Italy and Germany.

   QSP

      QSP markets and sells subscriptions to Reader's Digest, the Reiman magazines, the special interest magazines and other publishers' magazines in the United States, as well as music and video products, books, food and gifts. QSP works directly with schools and youth groups on fundraising campaigns in which participants sell those products. QSP derives its revenues through services rendered in connection with fundraising events. A substantial majority of QSP's sales occurs during the first half of our fiscal year, which coincides with the fall school semester. QSP currently has approximately 440 sales representatives.

      QSP is party to a licensing agreement with World's Finest Chocolate, Inc. that requires QSP to purchase annual minimum amounts of World's Finest Chocolate products and gives QSP the exclusive right to sell those products for fundraising purposes and through other channels, under specified circumstances, through 2020.

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

      As part of our growth strategy and to better manage distribution and customer acquisition costs, we are increasing the sale of our products through direct-response channels other than direct mail. These other distribution channels include direct-response television, package inserts, telemarketing, the Internet, display marketing and other direct sales, and catalogs. Reader's Digest magazine obtains the vast majority of its new subscribers in the United States from non-sweepstakes sources. Moreover, since the acquisition of our Reiman operations, we have significantly reduced our reliance on large cash-prize sweepstakes marketing throughout the remainder of our direct marketing businesses.

      We are adapting the editorial content and the marketing methods of our magazines and books and home entertainment products to new technologies. Our website--rd.com--links to our many international and domestic web sites and to our multiple online stores for shopping and information about our products.
In fiscal 2005, rd.com, including changeone.com, had over 15.8 million visitors from around the world. We are using rd.com and our local international websites to market subscriptions to our products. We are also utilizing electronic direct marketing to offer magazine subscriptions through one-click e-mail.

      To promote the sale of our books and home entertainment products in the United States, we usually offer a sweepstakes in our promotional mailings. Prizes totaled about $2.9 million for the 2005 edition of the sweepstakes. Generally, each of our international subsidiaries sponsors its own sweepstakes. The mechanics of the sweepstakes vary from jurisdiction to jurisdiction, depending upon local law.

      From time to time we are involved in legal, regulatory and investigative proceedings concerning our sweepstakes and other direct marketing practices. Also, from time to time jurisdictions in which we do business consider more restrictive laws or regulations governing sweepstakes or direct marketing. Although some of these proceedings may have negatively affected our direct marketing business, we do not believe that these proceedings or proposed laws and regulations will have a material adverse effect on our direct marketing business.

      In 2001, we entered into a voluntary comprehensive agreement with attorneys general for 32 states (and subsequently with four additional states) and the District of Columbia regarding standards for direct mail sweepstakes promotions. Pursuant to the agreement, we are promoting consumer education and have adopted standards for promotions in the United States similar to those agreed to by other direct marketing and publishing companies.

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


Information Technology and Customer Database Enhancement

      The size and quality of our computerized customer database of current and prospective customers in each country where we operate contributes significantly to our business. We are constantly striving to improve our customer databases. We believe that our U.S. database of over 70 million households--over half the total number of households in the country--is one of the largest direct response databases in the United States. Our international databases include a total of almost 50 million households.

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

      We own numerous trademarks that we use in our businesses worldwide. Two of our most important trademarks are "Reader's Digest" and the "Pegasus" logo. In addition, our significant trademarks include "QSP", "Books Are
Fun", "Taste of Home" and the names of many of our magazines, features and other products. We believe that the name recognition, reputation and image that we have developed in each of our markets significantly enhance customer response to our direct marketing sales promotions. For these reasons, trademarks are important to our business, and we aggressively defend our trademarks.

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


Employees

      As of June 30, 2005, we employed about 4,200 people worldwide. We employed about 2,300 in the United States and about 1,900 in our international subsidiaries. Our relationship with our employees is generally satisfactory.

Executive Officers

      The following is information about our executive officers.

Name and Age                 Positions With Reader's Digest and Recent
                             Business Experience

Thomas O. Ryder (61)         Mr. Ryder has been Chairman of the Board
                             and Chief Executive Officer and a Director of Reader's Digest since he joined
                             Reader's Digest in April 1998.

Michael A. Brennan (58)      Mr. Brennan has been President, Latin
                             America and Asia-Pacific, and a Senior
                             Vice President of Reader's Digest since
                             March 2002.  He was Vice President and
                             General Manager, Developing Markets,
                             before March 2002.  Mr. Brennan joined
                             Reader's Digest in January 1990.

Michael A. Brizel (48)       Mr. Brizel has been Senior Vice President
                             and General Counsel of Reader's Digest
                             since July 2002.  Before July 2002, he was
                             Vice President and General Counsel of
                             Reader's Digest.  Mr. Brizel joined
                             Reader's Digest in July 1989.

Richard E. Clark (41)        Mr. Clark has been Senior Vice President,
                             Investor Relations and Global
                             Communications, since November 2004. He joined Reader's Digest as Vice President,
                             Investor Relations, in March 2000.

Giovanni di Vaio (51)        Mr. di Vaio became Vice President, Human
                             Resources International, of Reader's
                             Digest and a chief human resources officer with responsibility for international operations, as well as global compensation and benefits, leadership and management development, in January 2004. Prior to January 2004, he was Vice President,
                             International Human Resources.  Mr. di
                             Vaio joined Reader's Digest in May 1999.

Clifford H.R. DuPree (54)    Mr. DuPree has been Vice President,
                             Corporate Secretary and Associate General
                             Counsel of Reader's Digest since July
                             1998.  He joined Reader's Digest in May
                             1992.

Thomas D. Gardner (47)       Mr. Gardner has been President, Reader's
                             Digest International, since February 2003 and has been a Senior Vice President of Reader's Digest since July 1998. He was also President, North America Books and
                             Home Entertainment, from January 2001 to
                             February 2003 and was Senior Vice
                             President, U.S. New Business Development, of Reader's Digest prior to January 2001.
                             Mr. Gardner joined Reader's Digest in
                             February 1992.

Michael S. Geltzeiler (46)   Mr. Geltzeiler joined Reader's Digest as
                             Senior Vice President and Chief Financial
                             Officer in September 2001.  In August 2004
                             Mr. Geltzeiler's responsibilities were
                             expanded to include oversight of Global
                             Operations and Information Technology.

Name and Age                 Positions With Reader's Digest and Recent
                             Business Experience

Francoise Hanonik (45)       Ms. Hanonik has been Vice President, Human
                             Resources North America of Reader's Digest and a chief human resources officer with responsibility for North American operations and global talent review and organization, since January 2004. She joined Reader's Digest as Vice President,
                             Human Resources, in January 2000.

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

Gary S. Rich (44)            Mr. Rich has been President, Global QSP,
                             and a Senior Vice President since February
                             2002.  He was Senior Vice President, Human
                             Resources of Reader's Digest from August
                             1998, when he joined Reader's Digest, to February 2002.

Eric W. Schrier (53)         Mr. Schrier has been President, Reader's
                             Digest North America, since February
                             2003.  He has also been Senior Vice
                             President and Global Editor-in-Chief since joining Reader's Digest in January 2000 and served as President, U.S. Magazines, from February 2002 to February 2003.

Jeffrey S. Spar (40)         Mr. Spar has been Senior Vice President
                             and Chief Information Officer of Reader's
                             Digest since July 2002.  He was Vice
                             President and Chief Information Officer
                             from November 1998, when he joined
                             Reader's Digest, to July 2002.


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

ITEM 2. PROPERTIES

      The table below shows our headquarters and other properties that we own or lease. These locations house our executive, administrative, editorial, advertising sales and operational offices and warehouse and other facilities.

Location                   Area (sq. ft.)

Westchester County, NY     445,193 leased
Greendale, WI              164,800 owned
Fairfield, IA              105,393 owned
New York, NY               99,200 leased
Various U.S. cities        45,358 leased
International              369,440 owned; 458,941 leased

      In December 2004, we completed the sale and partial leaseback of our headquarters in Westchester County, New York. Also, during fiscal 2005 we sold buildings in Australia and Portugal.

      We believe that our current facilities, together with expansions and upgrades of facilities presently underway or planned, are adequate to meet our present and reasonably foreseeable needs. We also believe that adequate space will be available to replace any leases that expire in the near future.


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


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      No matter was submitted to a vote of our security holders during the fourth quarter of the fiscal year ended June 30, 2005.

                                    PART II


ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

      The information contained under the captions "Selected Quarterly Financial Data and Dividend and Market Information" and "Corporate and Shareholder Information" in Exhibit 13 to this report is incorporated into this Item by reference.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers


                                                    (c) Total Number of
                     (a) Total                        Shares (or Units)      (d) Approximate Dollar
                     Number of       (b) Average      Purchased as Part        Value of Shares that
                     Shares (or       Price Paid        of Publicly            May Yet Be Purchased
                       Units)          per Share       Announced Plans          Under the Plans or
   Period            Purchased         (or Unit)         or Programs                 Programs

April 1-30, 2005      1,447 (1)          16.95                  --                 $100,000,000
May 1-31, 2005           -- (1)             --             130,000                  $97,769,832
June 1-30, 2005       4,284 (1)          17.18             280,000                  $93,010,861
                      -----                                -------
        Total         5,731                                410,000

(1) The shares purchased in April, May and June 2005 include 1,447, zero and 4,284 shares, respectively, of the Company's Common Stock surrendered to the Company by employees in order to fulfill tax withholding obligations of employees upon vesting of restricted stock.

Recent Sales of Unregistered Securities

      Shown in the table below are securities of the registrant that were not registered under the Securities Act of 1933 and were sold by the registrant during the fiscal year ended June 30, 2005. The securities were sold to employees of subsidiaries of the Company located outside of the United States pursuant to international employee stock purchase plans that permitted the participants to purchase shares of the Company's Common Stock, generally at a purchase price of 85% of the lower of the fair market value of the stock on the first or the last day of a six-month period. These sales were made outside of the United States in reliance on the safe harbor under Regulation S under the Securities Act of 1933.


Class of security      Date of sale      Number of shares sold      Aggregate purchase price

Common Stock        December 31, 2004           114,608                   $1,362,540
Common Stock        June 30, 2005                82,098                     $971,705


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


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      Our Consolidated Financial Statements, together with the reports of KPMG LLP in Exhibit 13 to this report, are incorporated into this Item by reference.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

      Our management evaluated, with the participation of our principal executive officer and principal financial officer, the effectiveness of our disclosure controls and procedures (as defined in rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of June 30, 2005. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were sufficient to provide reasonable assurances that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

Internal Control Over Financial Reporting

      The information contained under the captions "Report of Management" and "Reports of Independent Registered Public Accounting Firm" in Exhibit 13 to this report is incorporated into this Item by reference. There has been no change in the Company's internal control over financial reporting during the fiscal quarter ended June 30, 2005, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.


ITEM 9B. OTHER INFORMATION

      None.

                                   PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      Certain information required by this Item with respect to our directors under the captions "Proposal 1: Election of Directors" and "Governance Information" in the Proxy Statement for our Annual Meeting of Stockholders to be held on November 18, 2005, is incorporated into this Item by reference.

      Information with respect to our executive officers appears under the caption "Executive Officers" in Item 1 of Part I of this report and is incorporated into this Item by reference.

      Information with respect to compliance with Section 16 of the Securities Exchange Act of 1934 appears under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" in the Proxy Statement for our Annual Meeting of Stockholders to be held on November 18, 2005, and is incorporated into this Item by reference.

Code of Ethics

      Our Ethical, Legal and Business Conduct Policies, which are a "code of ethics" within the meaning of Item 406 of the Securities and Exchange Commission's Regulation S-K, apply to all of our Directors and employees, including our principal executive officer, principal financial officer and principal accounting officer, or persons performing similar functions. These Policies are available on our Internet website at www.rd.com. We intend to post on our website (or disclose by any other means permitted under SEC rules) any amendment to, or waiver from, any provision of the Policies that applies to our principal executive officer, principal financial officer or principal accounting officer, or persons performing similar functions.


ITEM 11. EXECUTIVE COMPENSATION

      Information with respect to executive compensation under the captions "Executive Compensation," "Report of the Compensation and Nominating Committee" and "Performance Graph" in the Proxy Statement for our Annual Meeting of Stockholders to be held on November 18, 2005, is incorporated into this Item by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

      The following table sets forth information as of June 30, 2005, with respect to compensation plans under which equity securities of Reader's Digest may be issued. The equity securities to be issued under the plans are Reader's Digest Common Stock.


                                                                          Number of securities
                       Number of securities     Weighted-average     remaining available for future
                        to be issued upon       exercise price of        issuance under equity
                           exercise of             outstanding             compensation plans
                       outstanding options,     options, warrants    (excluding securities reflected
                        warrants and rights        and rights                in column (a))
   Plan category                (a)                    (b)                        (c)

Equity compensation
  plans approved by
  security holders           15,170,282              $19.99                   2,552,206(1)
Equity compensation
  plans not approved
  by security holders                --                  --                          --
                             ----------              ------                   ---------
        Total                15,170,282              $19.99                   2,552,206

(1) Includes 1,894,340 shares available for future grants under the Company's 2002 Key Employee Long Term Incentive Plan. This plan provides for the grant of stock options, stock appreciation rights, restricted stock, performance shares, performance units and other stock-based awards. Includes 123,400 shares available for future grant under the Company's Director Compensation Program. Includes 345,730 shares available for issuance under the Company's Employee Stock Purchase Plan, which permits U.S. employees to purchase shares from Reader's Digest at a discount. Includes 188,736 shares available for issuance under the Company's International Employee Stock Ownership Plan, which comprises our international employee stock purchase plans for non-U.S. employees and our U.K. Share Incentive Plan, which provides for compensatory share awards to U.K. employees.

Security Ownership Information

      Information with respect to security ownership of certain beneficial owners and management under the caption "Equity Security Ownership" in the Proxy Statement for our Annual Meeting of Stockholders to be held on November 18, 2005, is incorporated into this Item by reference.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

           Information with respect to certain relationships and related transactions under the caption "Transactions with Management and Other Related Parties" in the Proxy Statement for our Annual Meeting of
Stockholders to be held on November 18, 2005, is incorporated into this Item by reference.


ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

      Information with respect to principal accountant fees and services under the captions "Audit Committee Report" and "Ratification of Independent Registered Public Accounting Firm" in the Proxy Statement for our Annual Meeting of Stockholders to be held on November 18, 2005, is incorporated into this Item by reference.

                                    PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

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


      *Management contract or compensatory contract, plan or arrangement.

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

10.19 The Reader's Digest Association, Inc. 1994 Key Employee Long Term Incentive Plan, amended and restated as of September 18, 2002, filed as
      Exhibit 10.24 to our Annual Report on Form 10-K for the year ended June 30, 2002, is incorporated herein by reference.*

10.20 The Reader's Digest Association, Inc. 2002 Key Employee Long Term Incentive Plan, filed as Exhibit 10.25 to our Annual Report on Form 10-K for the year ended June 30, 2002, is incorporated herein by reference.*

      *Management contract or compensatory contract, plan or arrangement.

10.21 The Reader's Digest Association, Inc. Director Compensation Program, amended and restated as of January 1, 2003 filed as Exhibit 10.23 to our Annual Report on Form 10-K for the year ended June 30, 2003, is incorporated herein by reference.*

10.22 Form of Indemnification Agreement between The Reader's Digest Association, Inc. and individual directors and officers of The Reader's Digest Association, Inc., filed as Exhibit 10.27 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2003, is incorporated herein by reference.*

10.23 Form of First Amendment, dated as of June 26, 2003, to the Term Loan Agreement dated as of May 20, 2002, among The Reader's Digest Association, Inc., the Borrowing Subsidiaries and the Lenders (as defined therein), etc., filed as Exhibit 10.29 to our Current Report on Form 8-K dated June 26, 2003, is incorporated herein by reference.

10.24 Form of First Amendment, dated as of June 26, 2003, to the Amended and Restated Five-Year Revolving Credit and Competitive Advance Facility Agreement dated as of May 20, 2002, among The Reader's Digest Association, Inc., the Borrowing Subsidiaries, and the Lenders (as defined therein), etc., filed as Exhibit 10.30 to our Current Report on Form 8-K dated June 26, 2003, is incorporated herein by reference.

10.25 FlexNet Program summary description filed as Exhibit 10.28 to our Annual Report on Form 10-K for the year ended June 30, 2003, is incorporated herein by reference.*

10.26 Financial counseling plan summary description filed as Exhibit 10.29 to our Annual Report on Form 10-K for the year ended June 30, 2003, is incorporated herein by reference.*

10.27 Form of Second Amendment, dated as of January 27, 2004, to the Amended and Restated Five-Year Revolving Credit and Competitive Advance Facility Agreement dated as of May 20, 2002, among The Reader's Digest Association, Inc., the Borrowing Subsidiaries, and the Lenders (as defined therein), etc., filed as Exhibit 10.33 to our Current Report on Form 8-K dated March 3, 2004, is incorporated herein by reference.

10.28 Form of Third Amendment, dated as of February 12, 2004, to the
      Amended and Restated Five-Year Revolving Credit and Competitive Advance Facility Agreement dated as of May 20, 2002, among The Reader's Digest Association, Inc., the Borrowing Subsidiaries, and the Lenders (as defined therein), etc., filed as Exhibit 10.35 to our Current Report on Form 8-K dated March 3, 2004, is incorporated herein by reference.

10.29 Form of Amendment Agreement, dated as of May 24, 2004, among The Reader's Digest Association, Inc., the Borrowing Subsidiaries, and the Lenders (as defined therein), etc., filed as Exhibit 10.33 to our Current Report on Form 8-K dated March 3, 2004, is incorporated herein by reference.

10.30 Form of Fourth Amendment, dated as of May 24, 2004, to the Amended and Restated Five-Year Revolving Credit and Competitive Advance Facility Agreement dated as of May 20, 2002, among The Reader's Digest Association, Inc., the Borrowing Subsidiaries, and the Lenders (as defined therein), etc., filed as Exhibit 10.38 to our Current Report on Form 8-K dated May 24, 2004, is incorporated herein by reference.

10.31 Amendment to Employment Agreement dated as of November 21, 2003, between The Reader's Digest Association, Inc. and Thomas O. Ryder, filed as
      Exhibit 10.31 to our Quarterly Report on Form 10-Q for the quarter ended December 31, 2003, is incorporated herein by reference.*

      *Management contract or compensatory contract, plan or arrangement.

10.32 Form of stock option award terms and conditions under The Reader's Digest Association, Inc. 1994 and 2002 Key Employee Long Term Incentive Plans, filed as Exhibit 10.34 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, is incorporated herein by reference.*

10.33 Form of restricted stock award terms and conditions under The Reader's Digest Association, Inc. 1994 and 2002 Key Employee Long Term Incentive Plans, filed as Exhibit 10.35 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, is incorporated herein by reference.*

10.34 Form of performance share award letter under The Reader's Digest Association, Inc. 1994 and 2002 Key Employee Long Term Incentive Plans, filed as Exhibit 10.36 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, is incorporated herein by reference.*

10.35 Form of deferred stock award terms and conditions under The Reader's Digest Association, Inc. Director Compensation Program, filed as Exhibit
      10.37 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, is incorporated herein by reference.*

10.36 Form of First Amendment, dated as of September 9, 2004, to the Amended and Restated Term Loan Agreement dated as of May 24, 2004, among The Reader's Digest Association, Inc., the Borrowing Subsidiaries, and the Lenders (as defined therein), etc., filed as Exhibit 10.38 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, is incorporated herein by reference.

10.37 Form of Fifth Amendment, dated as of September 9, 2004, to the Amended and Restated Five-Year Revolving and Competitive Advance Facility Agreement dated as of May 20, 2002, among The Reader's Digest Association, Inc., the Borrowing Subsidiaries, and the Lenders (as defined therein), etc., filed as Exhibit 10.39 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, is incorporated herein by reference.

10.38 Addendum effective January 1, 2005 to The Reader's Digest Association, Inc. Director Compensation Program, filed as Exhibit 10.34 to our Current Report on Form 8-K dated November 18, 2004, is incorporated herein by reference.*

10.39 Amended and Restated Sale Purchase Agreement between The Reader's Digest Association, Inc. and GAP III Properties LLC and Summit Development, LLC dated as of November 18, 2004, but effective as of September 10, 2004, filed as Exhibit 10.35 to our Current Report on Form 8-K dated November 18, 2004, is incorporated herein by reference.

10.40 Description of operation of the executive incentive program of The Reader's Digest Association, Inc., including the Senior Management Incentive Plan (fiscal 2006 awards), the Management Incentive Compensation Plan (fiscal 2006 awards) and the 2002 Key Employee Long Term Incentive Plan (fiscal 2005 and 2006 awards), included in Item 1.01 of our Current Report on Form 8-K dated March 11, 2005, is incorporated herein by reference.*

10.41 Five-Year Revolving Credit Agreement, dated as of April 14, 2005, among The Reader's Digest Association, Inc., as Borrower and Guarantor, Books Are Fun, Ltd., QSP, Inc. and Reiman Media Group, Inc., as Borrowing Subsidiaries and Subsidiary Guarantors, the Lenders party thereto, filed as Exhibit 10.1 to our Current Report on Form 8-K dated April 14, 2005, is incorporated herein by reference.

      *Management contract or compensatory contract, plan or arrangement.

10.42 Description of operation of the Senior Management Incentive Plan (Fiscal
      2005), the Management Incentive Compensation Plan (Fiscal 2005) and the Long-Term Incentive Plan (Fiscal 2004-2005 Performance Shares) of The Reader's Digest Association, Inc, filed as Exhibit 10.44 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2005, is incorporated herein by reference.*

10.43 Salary compensation information, included in Item 1.01 of our Current Report on Form 8-K dated August 12, 2005, is incorporated herein by reference.*

10.44 The Reader's Digest Association, Inc. 2005 Key Employee Long Term Incentive Plan, filed as Exhibit 10.6 to our Current Report on
      Form 8-K dated August 12, 2005, is incorporated herein by reference.*

10.45 Director Phantom Stock Option Plan.*

10.46 Form of award letter and terms and conditions of fiscal 2006 stock option grants under The Reader's Digest Association, Inc. 2002 Key Employee Long Term Incentive Plan (including amendments to previous awards under The Reader's Digest Association, Inc. 1989 and 1994 Key Employee Long Term Incentive Plans), filed as Exhibit 10.1 to our Current Report on Form 8-K dated August 12, 2005, is incorporated herein by reference.*

10.47 Form of award letter and terms and conditions of fiscal 2006 restricted stock grants under The Reader's Digest Association, Inc. 2002 Key Employee Long Term Incentive Plan (including amendments to previous awards under The Reader's Digest Association, Inc. 1989 and 1994 Key Employee Long Term Incentive Plans), filed as Exhibit 10.2 to our Current Report on Form 8-K dated August 12, 2005, is incorporated herein by reference.*

10.48 Form of award letter and terms and conditions of fiscal 2006 deferred stock grants under The Reader's Digest Association, Inc. 2002 Key Employee Long Term Incentive Plan (including amendments to previous awards under The Reader's Digest Association, Inc. 1989 and 1994 Key Employee Long Term Incentive Plans), filed as Exhibit 10.3 to our Current Report on Form 8-K dated August 12, 2005, is incorporated herein by reference.*

10.49 Form of award letter and terms and conditions of fiscal 2005-2007 restricted stock unit grants under The Reader's Digest Association, Inc. 2002 Key Employee Long Term Incentive Plan, filed as Exhibit 10.4 to our Current Report on Form 8-K dated August 12, 2005, is incorporated herein by reference.*

10.50 Form of award letter and terms and conditions of fiscal 2006-2008 restricted stock unit grants to under The Reader's Digest Association, Inc. 2002 Key Employee Long Term Incentive Plan, filed as Exhibit 10.5 to our Current Report on Form 8-K dated August 12, 2005, is incorporated herein by reference.*

10.51 Description of performance criteria for fiscal 2005-2007 and 2006-2008 restricted stock units awarded to executive officers of The Reader's Digest Association, Inc., included in Item 1.01 of our Current Report on Form 8-K dated August 12, 2005, is incorporated herein by reference.*

10.52 Description of funding of bonus pools for fiscal 2006 under The Reader's Digest Association, Inc. Senior Management Incentive Plan and Management Incentive Compensation Plan, included in our Current Report on Form 8-K dated August 12, 2005, is incorporated herein by reference.*


      *Management contract or compensatory contract, plan or arrangement.

13 Financial information to be included in our 2005 Annual Report to Stockholders (furnished for the information of the Securities and Exchange Commission only and not to be deemed filed as part of this Annual Report on Form 10-K, except for the portions thereof that are specifically incorporated herein by reference).

14 Ethical, Legal and Business Conduct Policies, effective September 30, 2004, filed as Exhibit 14 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, is incorporated herein by reference.

16.1 Letter of KPMG LLP to the Securities and Exchange Commission dated August 29, 2005, filed as Exhibit 16.1 to our Current Report on
      Form 8-K dated August 23, 2005, is incorporated herein by reference.

21    Subsidiaries of The Reader's Digest Association, Inc.

23    Consent of independent registered public accounting firm.

24    Power of attorney.

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

                                          THE READER'S DIGEST ASSOCIATION, INC.

                                             By:    /s/THOMAS O. RYDER
                                                     (Thomas O. Ryder)
                                           Chairman and Chief Executive Officer
Date:  August 29, 2005

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

          Signature                     Title                          Date

    /s/THOMAS O. RYDER          Chairman and Chief Executive    August 29, 2005
       Thomas O. Ryder          Officer and a Director

    /s/MICHAEL S. GELTZEILER    Senior Vice President and       August 29, 2005
       Michael S. Geltzeiler    Chief Financial Officer

    /s/THOMAS D. BARRY          Vice President and Corporate    August 29, 2005
       Thomas D. Barry          Controller (chief accounting
                                officer)

    /s/JONATHAN B. BULKELEY*    Director                        August 29, 2005
       Jonathan B. Bulkeley

    /s/ HERMAN CAIN*            Director                        August 29, 2005
       Herman Cain

    /s/ LEE CAUDILL*            Director                        August 29, 2005
       Lee Caudill

    /s/WALTER ISAACSON*         Director                        August 29, 2005
       Walter Isaacson

    /s/WILLIAM E. MAYER*        Director                        August 29, 2005
       William E. Mayer

    /s/JAMES E. PRESTON*        Director                        August 29, 2005
       James E. Preston

    /s/JOHN T. REID*           Director                        August 29, 2005
       John T. Reid

    /s/LAWRENCE R. RICCIARDI*   Director                        August 29, 2005
       Lawrence R. Ricciardi

    /s/WILLIAM J. WHITE*        Director                        August 29, 2005
       William J. White

    /s/ED ZSCHAU*               Director                        August 29, 2005
       Ed Zschau

*By:   /s/ C.H.R. DUPREE
       (C.H.R. DuPree)
       Attorney in Fact

                     THE READER'S DIGEST ASSOCIATION, INC.

                  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                       Page


Management's Discussion and Analysis..................................   *

Financial Statements:

      Consolidated Statements of Operations--For the Years Ended
         June 30, 2005, 2004 and 2003.................................   *

      Consolidated Balance Sheets--June 30, 2005 and 2004.............   *

      Consolidated Statements of Cash Flows--For the Years Ended
         June 30, 2005, 2004 and 2003.................................   *

      Consolidated Statements of Changes in Stockholders' Equity--For
         the Years Ended June 30, 2005, 2004 and  2003................   *

Notes to Consolidated Financial Statements............................   *

Reports of Independent Registered Public Accounting Firm..............   *

Report of Management..................................................   *

Changes in Registrant's Certifying Accountant.........................   *

Selected Financial Data...............................................   *

Selected  Quarterly  Financial  Data and  Dividend  and Market
Information (Unaudited)...............................................   *



      *This financial information is incorporated by reference to our 2005 Annual Report to Stockholders. For additional information, please refer to
Item 8 of this report.