Form 10-Q
period 2005-09-30
READERS DIGEST ASSOCIATION INC
filed 2005-11-02
CIK 858558

FORM 10-Q

                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

            [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended September 30, 2005

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

As     of     October     21,     2005,     98,528,255     shares     of   the
registrant's common stock were outstanding.

                                                          Page 1 of 24 pages.

           THE READER'S DIGEST ASSOCIATION, INC. AND SUBSIDIARIES

                             Index to Form 10-Q

                             September 30, 2005


Part I - Financial Information                                        Page No.

Item 1. Financial Statements

The Reader's Digest Association, Inc. and Subsidiaries
Consolidated Condensed Financial Statements (unaudited):

  Consolidated Condensed Statements of Operations
   for the three-month periods ended September 30, 2005 and 2004         3

  Consolidated Condensed Balance Sheets
   as of September 30, 2005 and June 30, 2005                            4

  Consolidated Condensed Statements of Cash Flows
   for the three-month periods ended September 30, 2005 and 2004         5

  Notes to Consolidated Condensed Financial Statements                   6

Item 2. Management's Discussion and Analysis
  of Financial Condition and Results of Operations                      15

Item 4. Controls and Procedures                                         22

Part II - Other Information

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds     23

Item 6. Exhibits                                                        23



            The Reader's Digest Association, Inc. and Subsidiaries
               Consolidated Condensed Statements of Operations
            Three-month periods ended September 30, 2005 and 2004
                    (In millions, except per share data)
                                 (unaudited)





                                                  Three-month periods ended
                                                         September 30,
                                                       2005       2004


Revenues                                             $ 516.4    $ 490.0

Product, distribution and editorial expenses          (221.0)    (203.0)
Promotion, marketing and administrative expenses      (304.8)    (322.9)
                                                     -------    -------
  Operating loss                                        (9.4)     (35.9)

Other (expense) income, net                             (6.7)     (11.0)
                                                     -------    -------
  Loss before income tax benefit                       (16.1)     (46.9)

Income tax benefit                                       7.9       16.6
                                                     -------    -------
  Net loss                                           $  (8.2)   $ (30.3)
                                                     =======    =======


Basic and diluted loss per share:

Weighted average common shares outstanding              97.4       97.3

  Basic and diluted loss per share                   $ (0.09)   $ (0.31)
                                                     =======    =======

Dividends per common share                           $  0.10    $  0.05
                                                     =======    =======







See accompanying Notes to Consolidated Condensed Financial Statements.


                The Reader's Digest Association, Inc. and Subsidiaries
                         Consolidated Condensed Balance Sheets
                      As of September 30, 2005 and June 30, 2005
                                     (In millions)


                                                               September 30,   June 30,
                                                                    2005         2005
Assets                                                          (unaudited)

  Cash and cash equivalents                                      $     55.2  $     37.7
  Accounts receivable, net                                            285.8       233.9
  Inventories, net                                                    215.8       162.4
  Prepaid and deferred promotion costs                                 60.5        53.8
  Prepaid expenses and other current assets                           160.3       144.9
                                                                 ----------  ----------
Total current assets                                                  777.6       632.7

Property, plant and equipment, net                                    119.1       119.3
Goodwill                                                              881.2       880.9
Other intangible assets, net                                          134.5       137.8
Prepaid pension assets                                                313.0       307.9
Other noncurrent assets                                               100.9       102.0
                                                                 ----------  ----------
Total assets                                                     $  2,326.3  $  2,180.6
                                                                 ==========  ==========

Liabilities and stockholders' equity

  Loans and notes payable                                        $     20.9  $       --
  Accounts payable                                                    137.2       109.8
  Accrued expenses                                                    250.7       267.4
  Income taxes payable                                                  4.9        34.5
  Unearned revenues                                                   429.7       395.5
  Other current liabilities                                            12.0        12.4
                                                                 ----------  ----------
Total current liabilities                                             855.4       819.6

Long-term debt                                                        674.0       559.2
Unearned revenues                                                     143.0       133.0
Accrued pension                                                       120.1       121.5
Postretirement and postemployment benefits other than pensions         96.3        96.7

Other noncurrent liabilities                                           95.1        84.4
                                                                 ----------  ----------
Total liabilities                                                   1,983.9     1,814.4

  Capital stock                                                        30.4        21.2
  Paid-in capital                                                     197.0       206.8
  Retained earnings                                                 1,203.1     1,221.6
  Accumulated other comprehensive loss                                (80.8)      (84.1)
  Treasury stock, at cost                                          (1,007.3)     (999.3)
                                                                 ----------  ----------
Total stockholders' equity                                            342.4       366.2
                                                                 ----------  ----------
Total liabilities and stockholders' equity                       $  2,326.3  $  2,180.6
                                                                 ==========  ==========



See accompanying Notes to Consolidated Condensed Financial Statements.


               The Reader's Digest Association, Inc. and Subsidiaries
                   Consolidated Condensed Statements of Cash Flows
                Three-month periods ended September 30, 2005 and 2004
                                    (In millions)
                                     (unaudited)

                                                           Three-month periods ended
                                                                 September 30,
                                                                 2005     2004

Cash flows from operating activities
 Net loss                                                     $   (8.2) $ (30.3)
 Depreciation and amortization                                     9.4     15.1
 Amortization of debt issue costs                                  0.4      1.0
 Stock-based compensation                                          3.5      3.1
 Net gain on sales of certain assets                              (2.5)      --
 Changes in current assets and liabilities
   Accounts receivable, net                                      (50.7)   (36.6)
   Inventories, net                                              (53.0)   (52.4)
   Unearned revenues                                              32.8     19.2
   Accounts payable and accrued expenses                          10.7      1.3
   Other, net                                                    (51.0)   (33.5)
 Changes in noncurrent assets and liabilities                     15.8     28.6
                                                               --------  -------
Net change in cash due to operating activities                   (92.8)   (84.5)
                                                               --------  -------
Cash flows from investing activities
 Proceeds from sales of property, plant and equipment              3.4      0.1
 Purchases of intangible assets                                   (0.5)      --
 Capital expenditures                                             (6.3)    (3.2)
                                                               --------  -------
Net change in cash due to investing activities                    (3.4)    (3.1)
                                                               --------  -------
Cash flows from financing activities
 Proceeds from borrowings, net                                   135.8     85.8
 Repayments of term loan                                            --     (8.0)
 Dividends paid                                                  (10.1)    (5.2)
 Cash paid for financing fees                                       --     (0.5)
 Treasury stock repurchased                                       (9.4)      --
 Proceeds from employee stock purchase plan and exercise of
   stock options                                                   0.6      0.1
 Other, net                                                       (3.7)      --
                                                               --------  -------
Net change in cash due to financing activities                   113.2     72.2
                                                               --------  -------
Effect of exchange rate changes on cash                            0.5      0.7
                                                               --------  -------
Net change in cash and cash equivalents                           17.5    (14.7)

Cash and cash equivalents at beginning of period                  37.7     50.3
                                                               --------  -------
Cash and cash equivalents at end of period                    $   55.2  $  35.6
                                                              ========  =======




See accompanying Notes to Consolidated Condensed Financial Statements.

            The Reader's Digest Association, Inc. and Subsidiaries
             Notes to Consolidated Condensed Financial Statements
                     (In millions, except per share data)
                                  (unaudited)

Unless indicated otherwise, references in Notes to Consolidated Condensed Financial Statements to "we," "us" and "our" are to The Reader's Digest Association, Inc. and Subsidiaries. All references to 2006 and 2005, unless otherwise indicated, are to fiscal 2006 and fiscal 2005, respectively. Our fiscal year is the period from July 1 through June 30.


(1)   Basis of Presentation and Use of Estimates

The accompanying consolidated condensed financial statements include the accounts of The Reader's Digest Association, Inc. and its majority-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. These statements and accompanying notes have not been audited but, in the opinion of management, have been prepared in conformity with accounting principles generally accepted in the United States applying certain assumptions and estimates, including all adjustments considered necessary to present such information fairly. All such adjustments are of a normal recurring nature. Although these estimates are based on management's knowledge of current events and actions that we may undertake in the future, actual results may ultimately differ from those estimates. The accompanying consolidated condensed financial statements should be read in conjunction with the audited consolidated financial statements included in our 2005 Annual Report to Stockholders.

We report on a fiscal year that begins on July 1. The three-month periods ended September 30, 2005 and 2004 are the first fiscal quarters of 2006 and 2005, respectively. Operating results for any interim period are not necessarily indicative of the results for an entire year due to the seasonality of our business.

In some instances, certain prior period amounts have been reclassified to conform to the current year presentation.

Recent Accounting Standards

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004), "Share-Based Payment" (SFAS No. 123R). This statement supersedes SFAS No. 123, "Accounting for Stock-Based Compensation" and SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of FASB Statement No. 123", and Accounting Principles Board Opinion (APB) No. 25, "Accounting for Stock Issued to Employees." The statement is effective for interim or annual periods beginning after June 15, 2005. Accordingly, effective July 1, 2005, we adopted the fair-value recognition provisions of SFAS No. 123R. See Note 3, Stock-Based Compensation, for further information on the implementation of SFAS No. 123R.


(2)   Basic and Diluted Loss Per Share

Basic loss per share is computed by dividing net loss less preferred stock dividend requirements by the weighted average number of common shares outstanding during the period. The preferred stock dividend requirements were $0.3 for each of the three-month periods ended September 30, 2005 and 2004.

Diluted loss per share is computed in the same manner except that the weighted average number of common shares outstanding assumes the exercise and conversion of certain stock options and vesting of certain restricted stock. For the three-month periods ended September 30, 2005 and 2004, 15.2 million and 16.6 million stock options and restricted stock outstanding were excluded from the diluted loss per share calculations since the effect of including these options and restricted stock would have been anti-dilutive. Accordingly, our loss per share for the three-month periods ended September 30, 2005 and 2004 is calculated using the basic number of shares.

(3)   Stock-Based Compensation

As of July 1, 2005, we maintain certain stock-based compensation plans that are described in Note 9 to the Consolidated Financial Statements included in our 2005 Annual Report to Stockholders. In addition to these plans, the Compensation and Nominating Committee of the Board of Directors (the Committee) approved the 2005 Key Employee Long-Term Incentive Plan (the 2005
Plan) in August 2005. Under the 2005 Plan, the Committee may grant stock options, stock appreciation rights, restricted stock, restricted stock units, deferred stock, performance units, performance shares and other stock-based awards to eligible employees. The Committee may grant up to a maximum of 2,900,000 underlying shares of Common Stock under the 2005 Plan. In addition, 661,440 underlying shares available for grant under the 2002 Key Employee Long-Term Incentive Plan became available for issuance under the 2005 Plan.

Prior to July 1, 2005, we accounted for these plans under SFAS No. 123. As permitted under this standard, compensation cost was recognized using the intrinsic value method described in APB No. 25. Effective July 1, 2005, we adopted the fair-value recognition provisions of SFAS No. 123R and the Securities and Exchange Commission Staff Accounting Bulletin No. 107 using the modified-prospective transition method; therefore, prior periods have not been restated. Compensation cost recognized in the three-month period ended September 30, 2005 includes compensation cost for all share-based payments granted prior to, but not yet vested as of July 1, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and compensation cost for all share-based payments granted subsequent to July 1, 2005, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123R.

Stock Options

Stock options are granted with exercise prices not less than the fair market value of our Common Stock at the time of the grant, with an exercise term (as determined by the Committee) not to exceed 10 years. The Committee determines the vesting period for our stock options. Generally, such stock options become exercisable over four years. Certain option awards provide for accelerated vesting upon meeting specific retirement, death or disability criteria. During the three-month periods ended September 30, 2005 and 2004, we granted 1.2 million and 1.8 million options, respectively.

No stock-based compensation cost related to stock options was recognized in the statements of operations for the years ended June 30, 2005 and 2004, as all options granted in these periods had an exercise price equal to the market price at the date of grant. As a result of adopting SFAS No. 123R, our loss before taxes and net loss for the three-month period ended September 30, 2005 are $1.6 and $1.0 higher, respectively, than if we had continued to account for stock-based compensation under APB No. 25. Compensation expense is recognized in the promotion, marketing and administrative expenses line item of our statements of operations on a straight-line basis over the vesting periods. There are no capitalized stock-based compensation costs at September 30, 2005 and 2004. Basic and dilutive loss per share for the three-month period ended September 30, 2005 would have been $(0.08), if we had not adopted SFAS No. 123R, compared to the reported basic and dilutive loss per share of $(0.09). As of September 30, 2005, there was $10.9 of total unrecognized compensation cost related to nonvested share-based compensation arrangements to be recognized over a weighted-average period of
1.3 years.

The intrinsic values of options exercised during the periods ended September 30, 2005 and 2004 were not significant. The total cash received from the exercise of stock options was $0.6 and $0.1 for the three-month periods ended September 30, 2005 and 2004, respectively, and are classified as financing cash flows. Shares are issued from treasury stock upon exercise of the options. Prior to the adoption of SFAS No. 123R, we presented all tax benefits of deductions resulting from the exercise of stock options as operating cash flows in the statements of cash flows. SFAS No. 123R requires that cash flows from tax benefits attributable to tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) be classified as financing cash flows. We did not have any significant excess tax benefits for the three-month period ended September 30, 2005.

The fair values of the options granted during the three-month periods ended September 30, 2005 and 2004 were estimated on the dates of their grants using the Black-Scholes option-pricing model on the basis of the following weighted average assumptions:

                                      September 30,    September 30,
                                           2005            2004

        Risk-free interest rate            4.2%            3.4%
        Expected life                   6.25 years      4.1 years
        Expected volatility               31.8%           32.9%
        Expected dividend yield            2.6%            1.2%
        Weighted-average fair value of
          options granted                 $4.38           $4.43


The risk-free interest rate for the periods within the expected life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. In fiscal 2005, the expected life was based on historical exercises and terminations. Due to minimal exercising of stock options during the past three fiscal years, in 2006, we have estimated the expected life of options granted to be the midpoint between the average vesting term and the contractual term. The expected volatility for the periods with the expected life of the option is determined using historical volatilities based on historical stock prices. The expected dividend yield is based on our annual dividend in relation to our historical average stock price. The increase in the dividend yield is attributed to the increased dividend rate beginning February 15, 2005.

Changes in outstanding options are as follows:

                                                                               Weighted
                                                                 Weighted      Average
                                                                  Average     Remaining    Aggregate
                                                     Options     Exercise    Contractual   Intrinsic
                                                     (000's)        Price    Term (yrs.)     Value

Outstanding at June 30, 2005                         12,757      $   23.76
  Granted                                             1,166          15.12
  Exercised                                             (36)         14.49
  Canceled                                             (434)         30.70
Options outstanding at September 30, 2005            13,453      $   22.82       5.6        $  4.0
Options vested or expected to vest at
  September 30, 2005                                 12,895      $   23.15       5.5        $  3.6
Options exercisable at September 30, 2005             9,874      $   25.60       4.5        $  1.7
Options available for grant at September 30, 2005     3,561


The table below presents the pro forma effect on net loss and basic and diluted loss per share if we had applied the fair value recognition provision to options granted under our stock option plans for the three-month period ended September 30, 2004. For purposes of this pro forma disclosure, the value of the options is estimated using the Black-Scholes option-pricing model and amortized to expense over the options' vesting periods. If we had adopted the fair value based method for the quarter ended September 30, 2004, additional net compensation expense of $(2.0) would have been recognized in the statements of operations.

                                                                   Three-month
                                                                   period ended
                                                                   September 30,
                                                                       2004

          Net loss, as reported                                      $ (30.3)
                                                                     =======

          Less:  stock-based compensation expense determined
                 using the fair-value based method, net of tax          (2.0)
                                                                     -------

          Net loss, pro forma                                        $ (32.3)
                                                                     =======

          Basic and diluted loss per share, as reported              $ (0.31)
                                                                     =======

          Basic and diluted loss per share, pro forma                $ (0.34)
                                                                     =======


For the three-month period ended September 30, 2004, $2.0, net of tax, of expenses related to restricted stock and other stock-based compensation plans were included in our net loss and loss per share, as reported.

Restricted Stock and Deferred Stock

Restricted Stock - Restricted stock are shares of Common Stock that are subject to restrictions on transfer and risk of forfeiture until the fulfillment of specified conditions. In 2005, the market value of restricted stock awards on the date of grant was recorded as a reduction of capital stock. In connection with the adoption of SFAS No. 123R in 2006, we reclassified the unamortized restricted stock to paid-in capital. Restricted stock is expensed ratably over the term of the restriction period, ranging from two to four years. Restricted stock expense for the three-month periods ended September 30, 2005 and 2004, amounted to $(1.6) and $(2.8), respectively, before taxes of $(0.6) and $(1.1), respectively.

Deferred Stock - Deferred stock are rights to receive shares of Common Stock upon the fulfillment of specified conditions. We offer deferred stock outside the United States. Deferred stock is similar to restricted stock in all respects, except that deferred stock is issued to the employee at the completion of the vesting period. We recognized expense of $(0.3), before taxes of $(0.1), during both three-month periods ended September 30, 2005 and 2004, respectively, related to these awards.

A summary of the status of our nonvested shares for both restricted and deferred stock as of September 30, 2005 and changes during the quarter ended September 30, 2005, is as follows:

                                                     Weighted
                                                      Average
                                            Shares   Grant Date
            Nonvested Shares                (000's)  Fair Value


       Nonvested at June 30, 2005            2,416     $15.01
       Granted                                 138     $15.09
       Vested (1)                             (783)    $15.62
       Forfeitures                             (38)    $14.67
                                             -----     ------
       Nonvested at September 30, 2005       1,733     $14.75
                                             =====     ======

      (1) The shares vested during the three-months ended September 30, 2005 include 234 shares of our Common Stock surrendered by employees in order to fulfill their tax withholding obligations.

The fair value of nonvested shares is determined based on the average of the high and low stock price of our shares on the grant date. The weighted-average grant date fair value of nonvested shares granted during the three-month periods ended September 30, 2005 and 2004 are $15.09 and $15.74, respectively. As of September 30, 2005, there was $10.7 of total unrecognized compensation cost related to nonvested share-based compensation arrangements to be recognized over a weighted-average period of 1.7 years.


(4)   Revenues and Operating (Loss) Profit by Reportable Segment

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

Reportable segments are based on our method of internal reporting. We present our segment revenues as if the transactions were with third parties. Revenues and expenses attributable to intercompany transactions are eliminated (under the intercompany eliminations caption below) to reconcile our reportable segment amounts to consolidated amounts, as reported in our statements of operations. The accounting policies of our segments are the same as those described in Note 1 to the Consolidated Financial Statements included in our 2005 Annual Report to Stockholders.

                                             Three-month periods ended
                                                    September 30,
                                                  2005        2004
                                                            Restated

Revenues
  Reader's Digest North America                 $  227.7    $  226.2
  Reader's Digest International                    235.0       214.8
  Consumer Business Services                        59.8        54.9
  Intercompany eliminations                         (6.1)       (5.9)
                                                --------    --------
Total revenues                                  $  516.4    $  490.0
                                                ========    ========

Operating (loss) profit
  Reader's Digest North America                 $   16.0    $   15.8
  Reader's Digest International                      1.4         0.7
  Consumer Business Services                       (18.0)      (18.5)
  Magazine deferred promotion amortization(1)         --       (25.4)
  Corporate Unallocated(2)                          (8.8)       (8.5)
                                                --------    --------
Operating loss                                  $   (9.4)   $  (35.9)
                                                ========    ========
Intercompany eliminations
  Reader's Digest North America                 $   (4.2)   $   (4.7)
  Reader's Digest International                     (1.5)       (0.9)
  Consumer Business Services                        (0.4)       (0.3)
                                                --------    --------
Total intercompany eliminations                 $   (6.1)   $   (5.9)
                                                ========    ========

      (1)In connection with our change to expensing magazine deferred promotion costs when the promotion is mailed to prospective customers, our reportable segment operating profit in 2005 includes such expenses as incurred. Accordingly, amortization of previously deferred promotion costs is not included in segment results reviewed by our chief operating decision maker. Amortization of previously capitalized magazine promotion costs related: 85% to Reader's Digest North America and 15% to Reader's Digest International. The amortization of previously capitalized magazine deferred promotion costs was completed in 2005.

      (2)Corporate Unallocated includes expenses for the cost of governance and centrally managed expenses, as well as the accounting for U.S. pension plans, postretirement healthcare costs, and stock and executive compensation programs that are not allocated to the operating segments. Governance and centrally managed expenses include costs for departments such as corporate finance, general corporate management, investor relations, legal, public relations and treasury and for related information technology and facility costs incurred by these departments.

(5)   Comprehensive Loss

Accumulated other comprehensive loss as reported in our balance sheets as of September 30, 2005 and 2004 represents foreign currency translation adjustments. The components of comprehensive loss, net of related tax, for the three-month periods ended September 30, 2005 and 2004 were as follows:

                                             Three-month periods ended
                                                    September 30,
                                                 2005          2004

 Net loss                                      $ (8.2)        $(30.3)
 Change in:
   Foreign currency translation adjustments       3.3            4.7
                                               ------         ------
 Total comprehensive loss                      $ (4.9)        $(25.6)
                                               ======         ======


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

The table below reflects changes for the three-month period ended September 30, 2005 to accruals recorded in previous periods. A majority of the reserves remaining relate to severance and guaranteed minimum payments for products that have been discontinued. Most of the spending to date relates to severance costs. Of the approximately 880 positions identified to be separated under the charges recorded in fiscal 2003, 2004 and 2005, approximately 95% had been separated from the business as of September 30, 2005.

    Initial year       Balance at                       Balance at
      of charge      June 30, 2005     Spending     September 30, 2005

  2002 and prior        $  1.7          $ (0.1)          $  1.6
  2003                     1.8            (0.3)             1.5
  2004                     3.7            (0.9)             2.8
  2005                     2.9            (0.7)             2.2
                        ------          ------           ------
     Total              $ 10.1          $  2.0           $  8.1
                        ======          ======           ======


(7) Inventories, Net


                             September  30,   June 30,   September  30,
                                  2005          2005         2004

Raw materials                  $    8.9      $    7.8      $   10.2

Work-in-progress                    3.9           5.6           2.4
Finished goods                    203.0         149.0         193.2
                               --------      --------      --------
Total inventories, net         $  215.8      $  162.4      $  205.8
                               ========      ========      ========




(8)   Goodwill and Other Intangible Assets, Net

During the three-month period ended September 30, 2005, the carrying amount of goodwill increased by $0.3 due to the impact of foreign currency translation on goodwill balances outside the United States. The carrying amount of goodwill as of September 30, 2005 was $881.2 of which $687.5 was attributable to Reader's Digest North America and $193.7 was attributable to Consumer Business Services. Reiman and Books Are Fun are our primary reporting units in Reader's Digest North America and Consumer Business
Services, respectively.   Although the third quarter of the fiscal year is
our designated annual period, we continually monitor changes in our businesses to assess whether the carrying amount of goodwill has been impaired. If circumstances indicate that the carrying value of goodwill has been impaired, we would record a loss in the period the impairment is identified.

The following categories of acquired intangible assets are included in other intangible assets, net as of September 30, 2005 and June 30, 2005:

                                            September 30, 2005       June 30, 2005
                                             Gross       Net       Gross       Net


Intangible assets with indefinite lives:
  Tradenames                               $   89.7   $   89.7   $   89.7   $   89.7

Intangible assets with finite lives:
  Licensing agreements                         58.1       30.9       57.3       31.9
  Customer lists                              138.3       13.9      137.8       16.2
  Other tradenames and
    noncompete agreements                       3.0         --        3.0         --
                                           --------   --------   --------   --------
Total intangible assets                    $  289.1   $  134.5   $  287.8   $  137.8
                                           ========   ========   ========   ========


Amortization related to intangible assets with finite lives amounted to $(4.2) and $(9.8) for the three-month periods ended September 30, 2005 and 2004, respectively. Our licensing agreement (discussed below) is principally amortized over the initial 10-year contract term, with a portion being amortized over the remaining 15-year term of our amended agreement. Customer lists are being amortized principally between three and six years from the date of acquisition. Estimated annual amortization expense for intangible assets with finite lives by fiscal year is as follows: 2006 - $16.1; 2007 - $10.8; 2008 - $6.1; 2009 - $5.8 and 2010 - $5.8.

Licensing Agreement

In May 2000, QSP, Inc. entered into a long-term licensing agreement with World's Finest Chocolate, Inc. The cost associated with the agreement was assigned to licensing agreements and is included in other intangible assets, net on the balance sheets. In September 2002, this agreement was amended to extend the term of the original agreement by 10 years, reduce the annual minimum tonnage purchase requirements, favorably adjust pricing and permit QSP to sell World's Finest Chocolate products through marketing channels other than fundraising, under specified circumstances. In connection with these amended terms, QSP paid World's Finest Chocolate $10.5 in 2003. The amount paid in May 2000 to consummate the initial agreement is being amortized over the original 10-year license term. Amounts paid to amend the agreement have been assigned to various amortization periods ranging from 5 to 15 years (the remaining period of the amended agreement).

The approximate annual minimum purchase amounts under the amended agreement by calendar year are: 2005 - $58.8; 2006 - $60.8; 2007 - $62.6; 2008 - $64.5;
2009 - $66.4; and approximately $79.7 per year from 2010 through 2020. These amounts are estimates based on defined minimum tonnage requirements, as stipulated in the amended agreement, and nominal price increases.


(9) Debt

As described in Note 11 to the Consolidated Financial Statements included in our 2005 Annual Report to Stockholders, our borrowings include proceeds under our $400.0 Five-Year Revolving Credit Agreement (2005 Credit Agreement) and $300.0 in 6 1/2% senior unsecured notes due in 2011. The interest rate on the 2005 Credit Agreement at September 30, 2005 is at LIBOR plus 100 basis points and is subject to change based on our leverage ratio (as defined in the 2005 Credit Agreement). The 2005 Credit Agreement contains financial covenants that require us to maintain minimum interest coverage and maximum leverage ratios, and it is secured by the stock of a substantial portion of our subsidiaries. In addition, in the first quarter 2006, we entered into three uncommitted lines of credit totaling $75.0 that expire during the second and third quarters of 2006. The interest rate is consistent with the 2005 Credit Agreement.

As of September 30, 2005, we had $374.0 of outstanding borrowings under the 2005 Credit Agreement and $300.0 outstanding under the senior unsecured notes. In addition, we had $20.9 of outstanding borrowings under our lines of credit. Interest expense for the three-month periods ended September 30, 2005 and 2004 was $(10.8) and $(11.5), respectively. Interest income on cash balances was $1.7 and $0.7 for the three-month periods ended September 30, 2005 and 2004, respectively. The weighted average interest rate on our borrowing for the three-month periods September 30, 2005 and 2004 was 5.5% and 4.8%, respectively.


(10) Pension Information

We sponsor various pension plans including those for employees in the United States, international employees and excess plans for executives. The largest plan, covering substantially all employees in the United States, is a cash balance plan.

The table below details the components of our net periodic pension benefit for the three-month periods ended September 30, 2005 and 2004.

                                        Three-month period ended
                                              September 30,
                                            2005       2004

Service cost                               $  4.1     $  4.7
Interest cost                                11.1       11.0
Expected return on plan assets              (17.3)     (17.9)
Amortization                                 (0.3)      (0.3)
Recognized actuarial gain                     1.8        0.8
                                           ------     ------
Net periodic pension benefit               $ (0.6)    $ (1.7)
                                           ======     ======

For the three-month period ended September 30, 2005, approximately $2.1 was contributed to our international pension plans. Because the Retirement Plan in the United States is over-funded, we did not make any contributions during the three-month period ended September 30, 2005. Our U.S. unfunded plans were established for certain officers. Since these plans are only available to certain executives, they are not qualified under the Internal Revenue Code. We fund the benefit payments ($2.0 in the first quarter 2006) under these plans as they arise.

We also sponsor certain postretirement benefit plans in the United States and Canada. The table below details the components of our net periodic postretirement cost for the three-month periods ended September 30, 2005 and 2004.

                                          Three-month period ended
                                                September 30,
                                               2005       2004

Service cost                                 $  0.2     $  0.3
Interest cost                                   1.1        1.3
Amortization of prior service cost             (0.7)      (0.4)
                                             ------     ------
Net periodic postretirement cost             $  0.6     $  1.2
                                             ======     ======


(11) Share Repurchase Authorization

In April 2005, we announced a $100.0 share repurchase authorization. In the three-month period ended September 30, 2005, we repurchased approximately 575,000 shares for $8.9, of which $1.5 settled in early October 2005. As of September 30, 2005, we have repurchased approximately 985,000 shares for $15.9.

(12) Income Taxes

During the first quarter of 2006, we recorded a net benefit of $2.2 principally from the settlement of a tax audit in a foreign country.

(13) Subsequent Event

On October 31, 2005, Thomas O. Ryder, our Chairman and Chief Executive Officer, announced his resignation as Chief Executive Officer, effective December 31, 2005, and his retirement as Chairman, effective December 31, 2006. On October 31, 2005, the Board of Directors approved the appointment of Eric W. Schrier, Senior Vice President and Global Editor-In-Chief of The Reader's Digest Association, Inc. and current President, Reader's Digest North America, as President and Chief Executive Officer, effective January 1, 2006, and his nomination for election as a Director in January 2006.

            The Reader's Digest Association, Inc. and Subsidiaries
                     Management's Discussion and Analysis
               of Financial Condition and Results of Operations
                 (Dollars in millions, except per share data)


Unless otherwise indicated, reference in Management's Discussion and Analysis to "we," "us" and "our" are to The Reader's Digest Association, Inc. and its Subsidiaries. All references to 2006 and 2005, unless otherwise indicated, are to fiscal 2006 and fiscal 2005, respectively. Our fiscal year represents the period from July 1 through June 30.

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


Three-Month Period Ended September 30, 2005, Compared With Three-Month Period Ended September 30, 2004

Results of Operations:  Company-Wide

Overview

Generally, the first quarter of the fiscal year is our smallest in terms of revenue. During this quarter our businesses prepare for the second quarter peak selling season. During the first quarter of 2006, revenues and profits improved when compared with the first quarter of 2005 because of growth in new products and markets, an indicator that our investments in the business are continuing to show progress. While competitive pressures continue to adversely affect profitability at Books Are Fun, the performance of our remaining businesses was positive.

The first quarter is also characterized by increased borrowings to finance seasonal cash requirements in anticipation of the second quarter peak selling season. During the first quarter of 2006 we also used cash flow to finance growth initiatives, including entering new markets and developing new magazine concepts, shareholder value initiatives, such as our share repurchase program, and capital expenditures.


Revenues

Revenues for the first quarter of 2006 increased 5% to $516, compared with $490 for the first quarter of 2005. Excluding the effect of foreign currency translation, revenues increased 3%. Revenues increased for Reader's Digest International and Consumer Business Services, while revenues for Reader's Digest North America were flat.

Revenues for Reader's Digest International increased principally due to stronger products and promotion packages coupled with a stabilizing customer base. These factors were most evident in France, Russia, Brazil and Australia. In addition, revenues increased as a direct result of previous investments in new markets, including Romania and the Ukraine. These increases were partially offset by lower revenues in Poland, Germany and Portugal due to lower response rates to promotional mailings for books and home entertainment products.

Higher revenues for Consumer Business Services were attributable to both Books Are Fun and QSP. Revenues at Books Are Fun were higher because of increased events in the school and corporate markets, due to the timing of events, partially offset by lost events in certain regions due to turnover of independent sales representatives in the corporate market. At QSP, increased revenues were driven by higher gift and food sales volumes.

Revenues for Reader's Digest North America for the first quarter of 2006 were flat when compared with the first quarter of 2005. Weaker performance of established book annual products and the absence of a one-time contract termination payment of $2 from a former financial services alliance partner were offset by circulation growth for newer magazine titles and improved performance at U.S. Books and Home Entertainment.


Operating Loss

Operating loss for the first quarter of 2006 decreased to $(9), compared with a loss of $(36) for the first quarter of 2005. Foreign currency translation favorably affected our operating loss by $1. Improved profitability was principally driven by the absence of $(25) of expense related to the amortization of previously deferred magazine promotion costs in the first quarter of 2005 (this change is more fully explained in our 2005 Annual Report to Stockholders). In addition, profits improved for Reader's Digest International and Consumer Business Services, while profits for Reader's Digest North America were flat.

Profits for Reader's Digest International increased because of higher revenues and the timing of promotion costs (due to our change to expensing magazine promotion costs when the promotion is mailed to prospective customers), which were partially offset by investments in new products and markets and in new customer acquisition.

Lower losses for Consumer Business Services were principally driven by operating efficiencies and higher sales at QSP. Partially offsetting these improvements were lower margins at Books Are Fun due to competitive pressures.

Profits for Reader's Digest North America were flat because of investments in new products, including the magazine Every Day with Rachael Ray and our Taste of Home Entertaining business, and the absence of a contract termination payment from a former financial services alliance partner. Lower amortization of intangible assets at Reiman and growth in newer magazines offset these declines.

Corporate Unallocated expenses were flat in the first quarter of 2006 when compared with the first quarter of 2005. Lower facilities costs, due to the sale and partial leaseback of our Westchester, New York headquarters facility, were offset by stock option expense (see Recent Accounting Standards for additional information) and lower net pension income.


Other (Expense) Income, Net

Other (expense) income, net decreased to $(7) in the first quarter of 2006, compared with $(11) in the first quarter of 2005. The decrease was driven by a $3 gain on the sale of our building in Mexico and $1 of lower interest expense. The change in interest expense was attributable to lower amortization of financing fees and lower debt balances in 2006 when compared with 2005.


Income Taxes

The effective tax rate for the first quarter of 2006 was a benefit of 48.7%, compared with a benefit of 35.5% for the first quarter of 2005. The increased benefit was driven by $2 related to the settlement of an international tax audit.


Net Loss and Loss Per Share

As a result of the activities described above, for the first quarter of 2006 we incurred a net loss of $(8) or $(0.09) for both basic and diluted loss per share, compared with a net loss of $(30) or $(0.31) for both basic and diluted loss per share for the first quarter of 2005. For the first quarters of both 2006 and 2005, the effect of potentially dilutive shares was not considered in the calculation of loss per share because such shares would have been anti-dilutive.

Results of Operations:  Operating Segments


                                                Three-month periods ended
                                                       September 30,
                                                       2005     2004

Revenues
  Reader's Digest North America                       $ 228    $ 226
  Reader's Digest International                         235      215
  Consumer Business Services                             60       55
  Intercompany eliminations                              (7)      (6)
                                                      -----    -----
Total revenues                                        $ 516    $ 490
                                                      =====    =====

Operating (loss) profit
  Reader's Digest North America                       $  16    $  16
  Reader's Digest International                           1        1
  Consumer Business Services                            (18)     (19)
  Magazine deferred promotion amortization(1)            --      (25)
  Corporate Unallocated(2)                               (8)      (9)
                                                      -----    -----
Operating loss                                        $  (9)   $ (36)
                                                      =====    =====
Intercompany eliminations
  Reader's Digest North America                       $  (5)   $  (5)
  Reader's Digest International                          (2)      (1)
  Consumer Business Services                             --       --
                                                      -----    -----
Total intercompany eliminations                       $  (7)   $  (6)
                                                      =====    =====

      (1)In connection with our change to expensing magazine deferred promotion costs when the promotion is mailed to prospective customers, our reportable segment operating profit in 2005 includes such expenses as incurred. Accordingly, amortization of previously deferred promotion costs is not included in segment results reviewed by our chief operating decision maker. Amortization of previously capitalized magazine promotion costs related: 85% to Reader's Digest North America and 15% to Reader's Digest International. The amortization of previously capitalized magazine deferred promotion costs was completed in 2005.

      (2)Corporate Unallocated includes expenses for the cost of governance and centrally managed expenses, as well as the accounting for U.S. pension plans, postretirement healthcare costs, and stock and executive compensation programs that are not allocated to the operating segments. Governance and centrally managed expenses include costs for departments such as corporate finance, general corporate management, investor relations, legal, public relations and treasury and for related information technology and facility costs incurred by these departments.


Reader's Digest North America

Revenues for Reader's Digest North America for the first quarter of 2006 increased 1% to $228, compared with $226 for the first quarter of 2005. Excluding the effect of foreign currency translation, revenues were flat. The overall change in revenues was driven by lower sales of certain established book annual products and the absence of a one-time contract termination payment of $2 from a former financial services alliance partner. These changes were offset by improved revenues for newer magazines and for U.S. Books and Home Entertainment.

Improved revenues for U.S. Books and Home Entertainment were attributable to higher retail sales for Trade Publishing and increased non-sweepstakes orders for products in the Home & Health affinity due to strong product offerings. These improvements were partially offset by lower sales of established book annual products.

During the quarter, magazine-related revenues improved because of circulation growth due to newer titles, including Cooking for 2 and Birds & Blooms Extra (both of which were launched in the fourth quarter of 2005), and Backyard Living, as well as increased advertising revenues for Reader's Digest magazine, driven by a higher rate per page. These increases were partially offset by lower circulation revenues for Reader's Digest magazine, due to a change in the mix of the renewal pool to newer subscribers and a lesser reliance on agents. Also, circulation for certain cooking titles continued to decline.

Operating profit for the first quarter of 2006 increased 1% to $16.
Excluding the effect of foreign currency translation, profit decreased 2%. The decline in profits was driven by investments in new products, including the new magazine Every Day with Rachael Ray and our Taste of Home Entertaining business, the absence of a one-time contract termination payment of $2 from a former financial services alliance partner and, more moderately, the impact of Hurricanes Katrina and Rita.

These decreases were partially offset by $6 of lower amortization of intangible assets established when we acquired Reiman because the assets reached the end of their useful lives, and growth in newer magazines.


Reader's Digest International

Revenues for Reader's Digest International for the first quarter of 2006 increased 9% to $235, compared with $215 for the first quarter of 2005. Excluding the effect of foreign currency translation, revenues increased 6%. Increased revenues were driven by stronger products and promotions, and by a stabilizing customer base. The most significant increases, in France, Russia, Brazil and Australia, were driven by increased promotional mailings in certain markets, including investment mailings to grow our customer base, and increased response rates to promotional mailings for single sales products. In addition, revenues improved in new markets, including Romania and the Ukraine, as we increased the level of operations in these markets.

These increases were partially offset by lower revenues in Poland, Germany and Portugal due to lower response rates to promotional mailings for books and home entertainment products. In addition, revenues were lower due to the absence of revenues from Moneywise magazine in the United Kingdom (which was sold in the second quarter of 2005) and because we licensed publication of Reader's Digest magazine to a third party in Norway.

Operating profit for this segment for the first quarter of 2006 doubled when compared with the first quarter of 2005. Excluding the effect of foreign currency translation, profit increased 21%. This improvement was principally driven by the revenue activity described above and the timing of promotion costs (due to our change to expensing magazine promotion costs when the promotion is mailed to prospective customers). The most significant improvements were in the United Kingdom and Brazil. Investments in new products, new markets and new customer acquisition partially offset this increase.


Consumer Business Services

Revenues for Consumer Business Services for the first quarter of 2006 increased 9% to $60, compared with $55 for the first quarter of 2005. Excluding the effect of foreign currency translation, revenues increased 8%.

Revenues at Books Are Fun were higher because of increased events in the school and corporate markets due to the timing of events between the first and second quarters of 2006. This was partially offset by shortfalls in corporate events in certain regions due to turnover of independent sales representatives. Despite competitive influences, the sales force turnover rate for most of our markets in the first quarter of 2006 (generally a peak period for turnover) was less than in the first quarter of 2005 because of effective recruiting efforts. In addition, revenues were adversely affected by lower average sales per event in the corporate market.

Revenues for QSP increased principally due to higher gift sales volumes and, to a lesser extent, increased food sales volumes. Increased gift volumes were driven by increased student participation during the period and a higher price mix of products sold. Higher food volumes were driven by an 8% increase in World's Finest Chocolate volume, partially offset by lower sales of other products as we continue to convert more of our food business to World's Finest Chocolate products.

Operating loss for the first quarter of 2006 decreased 3% to $(18), compared with $(19) for the first quarter of 2005. The smaller loss was driven by operating efficiencies and higher profits from increased sales at QSP. This was partially offset by higher freight and warehousing costs for food products at QSP because of increased inventory levels in anticipation of our peak selling season and higher fuel costs. The effect of competitive pressures on margin at Books Are Fun lowered profitability.


Liquidity and Capital Resources

                                                               Three-month
                                                              period ended
                                                              September 30,
                                                                   2005

  Cash and cash equivalents at June 30, 2005                      $  38
  Net change in cash due to:
    Operating activities                                            (93)
    Investing activities                                             (3)
    Financing activities                                            112
  Effect of exchange rate changes on cash and cash equivalents        1
                                                                  -----
  Net change in cash and cash equivalents                            17

  Cash and cash equivalents at September 30, 2005                 $  55
                                                                  =====

Cash and cash equivalents increased 47% to $55 as of September 30, 2005, compared with $38 as of June 30, 2005. The increase in cash flows was principally driven by proceeds from borrowings of $136 and proceeds from the sale of our building in Mexico of $3. These increases in cash flow were used to fund seasonal operating cash requirements such as:

  - a build-up of inventory at Books Are Fun and, to a lesser extent, QSP before the second quarter peak selling season
  - a net increase in other current assets as a result of commission advances made to the sales force at QSP
  - higher accounts receivable balances at QSP, since a majority of their first quarter revenues were generated in late September

In addition to seasonal requirements, cash flow was also used to fund employee incentive payments made in the first quarter of 2006 that were earned in 2005, and payments for dividends, share repurchases and capital expenditures.

Debt
As described in Note 11 to the Consolidated Financial Statements included in our 2005 Annual Report to Stockholders, our borrowings include proceeds under our $400 Five-Year Revolving Credit Agreement (2005 Credit Agreement) and $300 in senior unsecured notes. The interest rate on the 2005 Credit Agreement is currently at LIBOR plus 100 basis points and is subject to change based on our leverage ratio (as defined in the 2005 Credit
Agreement). The 2005 Credit Agreement contains financial covenants that require us to maintain minimum interest coverage and maximum leverage ratios, and it is secured by the stock of a substantial portion of our subsidiaries. In addition, during the first quarter of 2006 we entered into three uncommitted lines of credit totaling $75 that expire during the second and third quarters of 2006.

As of September 30, 2005, we had $374 of outstanding borrowings under the 2005 Credit Agreement and $300 outstanding under the senior unsecured notes. In addition, we had $21 of outstanding borrowings under our lines of credit. Interest expense for the three-month periods ended September 30, 2005 and 2004 was $(11). Interest income on cash balances was $2 and $1 for the three-month periods ended September 30, 2005 and 2004, respectively. The weighted average interest rate on our borrowings for the three-month periods ended September 30, 2005 and 2004 was 5.5% and 4.8%, respectively.


Recent Accounting Standards

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004), "Share-Based Payment" (SFAS No. 123R). This statement supersedes SFAS No. 123, "Accounting for Stock-Based Compensation" and SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of FASB Statement No. 123", and Accounting Principles Board Opinion (APB) No. 25, "Accounting for Stock Issued to Employees." The statement is effective for interim or annual periods beginning after June 15, 2005.

Prior to July 1, 2005, we accounted for our stock compensation plans under SFAS No. 123. As permitted under this standard, compensation cost was recognized using the intrinsic value method described in APB No. 25. Effective July 1, 2005, we adopted the fair-value recognition provisions of SFAS No. 123R and the Securities and Exchange Commission Staff Accounting Bulletin No. 107 using the modified-prospective-transition method; therefore, prior periods have not been restated. Compensation cost recognized in the three-month period ended September 30, 2005 includes compensation cost for all share-based payments granted prior to, but not yet vested as of, July 1, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and compensation cost for all share-based payments granted subsequent to July 1, 2005, based on the grant date fair value estimated in accordance with the provisions of SFAS No.
123R. See Note 3, Stock-Based Compensation in our Notes to Consolidated Condensed Financial Statements for further information on our compensation plans.

No stock-based compensation cost related to stock options was recognized in the statements of operations for the years ended June 30, 2005 and 2004, as all options granted in these periods had an exercise price equal to the market price at the date of grant. As a result of adopting SFAS No. 123R, our loss before taxes and net loss for the three-month period ended September 30, 2005 are $2 and $1 higher, respectively, than if we had continued to account for stock-based compensation under APB No. 25. Basic and dilutive loss per share for the three-month period ended September 30, 2005 would have been $(0.08), if we had not adopted SFAS No. 123R, compared to the reported basic and dilutive loss per share of $(0.09). As of September 30, 2005, there was $11 of total unrecognized compensation cost related to nonvested options to be recognized over a weighted-average period of 1.3 years.

The fair values of the options granted during the three-month periods ended September 30, 2005 and 2004 were estimated on the dates of their grants under SFAS No. 123R using the Black-Scholes option-pricing model. The risk-free interest rate for the periods within the expected life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. In fiscal 2005, the expected life was based on historical exercises and terminations. Due to minimal stock option exercises during the past three fiscal years, in 2006 we have estimated the expected life of options granted to be the midpoint between the average vesting term and the contractual term. The expected volatility for the periods with the expected life of the option is determined using historical volatilities based on historical stock prices. The expected dividend yield is based on our annual dividend in relation to our historical average stock price. The increase in the dividend yield is attributed to the increased rate payable on February 15, 2005, to stockholders of record at the close of business on February 1, 2005.

We also maintain restricted and deferred stock plans. Restricted and deferred stock expense amounted to $(2) and $(3), before taxes of $(1) and $(1) for the three-month periods ended September 30, 2005 and 2004, respectively. As of September 30, 2005, there was $11 of total unrecognized compensation cost related to nonvested restricted and deferred compensation arrangements to be recognized over a weighted-average period of 1.7 years.


Forward-Looking Information

Fiscal 2006 Results

We recently launched a three-year plan that calls for consistent top and bottom line growth. We expect annual revenue growth in the mid single digits and operating profit growth in the high single to low double digits during the course of the plan. For the first year of the plan, full-year 2006, we expect revenues to grow in the low to mid single digits on a currency-neutral basis and operating profits to grow in the mid teens. We expect full-year 2006 earnings per share of $0.90 to $1.00 and cash flow to be in line with previously announced guidance. Also, consistent with prior guidance, the timing of investment spending and higher direct-mail sales activity relative to last year will result in a planned shift in profits from the second quarter to the second half of the year. This should result in slightly lower profits in the second quarter and higher results in the second half. Additionally, last year's second quarter included the positive impact of $0.09 per share from the sales of certain assets and favorable tax audit settlements.

In the first quarter of 2006, we incurred unexpected costs related to the increase in fuel prices in the United States and the after-effects of Hurricanes Katrina and Rita. Flood damage in the wake of the hurricanes indefinitely shut down territories of Books Are Fun and QSP in the Gulf Coast and interfered with postal delivery of promotional mailings and product shipments in Reader's Digest North America. The impact of these factors was not significant in the first quarter, but will adversely affect U.S. businesses in the second quarter.


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

Item 4.    CONTROLS AND PROCEDURES

Our management evaluated, with the participation of our principal executive officer and principal financial officer, the effectiveness of our disclosure controls and procedures (as defined in rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of September 30, 2005. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were sufficient to provide reasonable assurances that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

There has been no change in our internal control over financial reporting during the fiscal quarter ended September 30, 2005, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                          PART II. OTHER INFORMATION

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

                                                            (c) Total Number of      (d) Maximum Number (or
                          (a) Total                           Shares (or Units)         Approximate Dollar
                          Number of        (b) Average        Purchased as Part        Value) of Shares (or
                          Shares (or        Price Paid          of  Publicly          Units)  that May Yet Be
                             Units)          per Share         Announced Plans          Purchased Under the
      Period             Purchased (1)       (or Unit)           or Programs             Plans or Programs (2)

July 1 - 31, 2005            193,825           $16.36              445,100                 $93,010,861
August 1 - 31, 2005           40,125           $15.34              130,000                 $86,129,347
September 1 - 30, 2005            --               --                   --                 $84,116,836
                             -------                               -------
         Total               233,950                               575,100
                             =======                               =======


(1) The shares purchased in July and August 2005 include 193,825 and 40,125 shares, respectively, of the Company's Common Stock surrendered to the Company by employees in order to fulfill tax withholding obligations of employees upon vesting of restricted stock.
(2) On April 28, 2005, our Board of Directors authorized our repurchase of up to $100.0 million of our Common Stock over the succeeding two years.


Item 6. EXHIBITS.

      10.53 Letter agreement dated as of October 31, 2005 between The Reader's Digest Association, Inc. and Thomas O. Ryder, filed as Exhibit 10.53 to our Current Report on Form 8-K dated October 31, 2005, is incorporated herein by reference.

      10.54  Noncompetition, Nonsolicitation and Confidentiality
             Agreement dated October 28, 2005 between The Reader's Digest Association, Inc. and Eric W. Schrier, filed as Exhibit
             10.54 to our Current Report on Form 8-K dated October 31, 2005, is incorporated herein by reference.

      10.55 Compensation information regarding Named Executive Officers, included in Item 1.01 of our Current Report on Form 8-K dated October 31, 2005, is incorporated herein by reference.

      31.1 Certification of Chief Executive Officer of The Reader's Digest Association, Inc. pursuant to rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

      31.2 Certification of Chief Financial Officer of The Reader's Digest Association, Inc. pursuant to rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

      32 Section 1350 certifications of Chief Executive Officer and Chief Financial Officer of The Reader's Digest Association, Inc. pursuant to rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934.

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                               The Reader's Digest Association, Inc.
                               (Registrant)



Date:  November 1, 2005        By:   /s/ MICHAEL S. GELTZEILER
                               Michael S. Geltzeiler
                               Senior Vice President and Chief Financial
                               Officer
                               (principal financial officer and duly authorized
                               signatory)