Form 10-Q
period 2005-12-31
READERS DIGEST ASSOCIATION INC
filed 2006-02-06
CIK 858558

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 2005

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

Indicate  by  check  mark  whether  the  registrant  is a shell  company  (as
defined in Rule 12b-2 of the Exchange Act).  Yes [   ]  No [X]

As of January 31, 2006, 96,967,741 shares of the registrant's common stock were outstanding.

                                                          Page 1 of 30 pages.

           THE READER'S DIGEST ASSOCIATION, INC. AND SUBSIDIARIES

                             Index to Form 10-Q

                              December 31, 2005


                                                                       Page No.

Part I - Financial Information:

Item 1.   Financial Statements

The Reader's Digest Association, Inc. and Subsidiaries
Consolidated Condensed Financial Statements (unaudited):

  Consolidated Condensed Statements of Operations
   for the three-month and six-month periods ended December 31,
   2005 and 2004                                                          3

  Consolidated Condensed Balance Sheets
   as of December 31, 2005 and June 30, 2005                              4

  Consolidated Condensed Statements of Cash Flows
   for the six-month periods ended December 31, 2005 and 2004             5

  Notes to Consolidated Condensed Financial Statements                    6

Item 2. Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                       15

Item 4. Controls and Procedures                                          27


Part II - Other Information:

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds      28

Item 4. Submission of Matters to a Vote of Security Holders              28

Item 6. Exhibits                                                         29



                     The Reader's Digest Association, Inc. and Subsidiaries
                          Consolidated Condensed Statements of Operations
              Three-month and six-month periods ended December 31, 2005 and 2004
                              (In millions, except per share data)
                                           (unaudited)



                                             Three-month period ended   Six-month period ended
                                                     December 31,             December 31,
                                                   2005       2004         2005        2004

Revenues                                       $   765.2  $   798.0    $   1,281.6  $   1,288.0

Product, distribution and editorial expenses      (301.3)    (308.5)        (522.4)      (511.5)
Promotion, marketing and administrative
  expenses                                        (353.1)    (401.3)        (657.8)      (724.3)
Other operating items                                0.8        7.2            3.4          7.3
Goodwill charge                                   (187.8)        --         (187.8)          --
                                               ---------  ---------    -----------  -----------
  Operating (loss) profit                          (76.2)      95.4          (83.0)        59.5

Other expense, net                                 (10.4)     (10.8)         (19.6)       (21.8)
                                               ---------  ---------    -----------  -----------
  (Loss) income before provision for
    income taxes                                   (86.6)      84.6         (102.6)        37.7

Provision for income taxes                         (35.8)     (26.8)         (28.0)       (10.2)
                                               ---------  ---------    -----------  -----------

  Net (loss) income                            $  (122.4) $    57.8    $    (130.6) $      27.5
                                               =========  =========    ===========  ===========

Basic (loss) earnings per share:
  Weighted average common shares
   outstanding                                      96.6       97.4           97.0         97.4


  Basic (loss) earnings per share              $   (1.27) $    0.59    $     (1.35) $      0.28
                                               =========  =========    ===========  ===========

Diluted (loss) earnings per share:
  Adjusted weighted average common
    shares outstanding                              96.6       99.9           97.0         99.9

  Diluted (loss) earnings per share            $   (1.27) $    0.58    $     (1.35) $      0.27
                                               =========  =========    ===========  ===========

Dividends per common share                     $    0.10  $    0.05    $      0.20  $      0.10
                                               =========  =========    ===========  ===========



See accompanying Notes to Consolidated Condensed Financial Statements.


                     The Reader's Digest Association, Inc. and Subsidiaries
                               Consolidated Condensed Balance Sheets
                             As of December 31, 2005 and June 30, 2005
                                         (In millions)





                                                                   December 31,    June 30,
                                                                      2005           2005
                                                                   (unaudited)
Assets

  Cash and cash equivalents                                        $     68.8    $     37.7
  Accounts receivable, net                                              340.4         233.9
  Inventories                                                           200.5         162.4
  Prepaid and deferred promotion costs                                   43.2          53.8
  Prepaid expenses and other current assets                             167.5         144.9
                                                                   ----------    ----------

Total current assets                                                    820.4         632.7

  Property, plant and equipment, net                                    117.5         119.3
  Goodwill                                                              693.4         880.9
  Other intangible assets, net                                          130.3         137.8
  Prepaid pension assets                                                316.8         307.9
  Other noncurrent assets                                                94.7         102.0
                                                                   ----------    ----------

Total assets                                                       $  2,173.1    $  2,180.6
                                                                   ==========    ==========

Liabilities and stockholders' equity
  Accounts payable                                                      145.9         109.8
  Loans and notes payable                                                 0.4            --
  Accrued expenses                                                      273.1         267.4
  Income taxes payable                                                   25.9          34.5
  Unearned revenue                                                      435.4         395.5
  Other current liabilities                                              14.6          12.4
                                                                   ----------    ----------

Total current liabilities                                               895.3         819.6

  Long-term debt                                                        625.0         559.2
  Unearned revenue                                                      142.3         133.0
  Accrued pension                                                       119.3         121.5
  Postretirement and postemployment benefits other than pensions         95.7          96.7
  Other noncurrent liabilities                                          107.9          84.4
                                                                   ----------    ----------

Total liabilities                                                     1,985.5       1,814.4

  Capital stock                                                          30.4          21.2
  Paid-in capital                                                       200.6         206.8
  Retained earnings                                                   1,070.7       1,221.6
  Accumulated other comprehensive loss                                  (80.8)        (84.1)
  Treasury stock, at cost                                            (1,033.3)       (999.3)
                                                                   ----------    ----------

Total stockholders' equity                                              187.6         366.2
                                                                   ----------    ----------

Total liabilities and stockholders' equity                         $  2,173.1    $  2,180.6
                                                                   ==========    ==========



See accompanying Notes to Consolidated Condensed Financial Statements.


                The Reader's Digest Association, Inc. and Subsidiaries
                    Consolidated Condensed Statements of Cash Flows
                  Six-month periods ended December 31, 2005 and 2004
                                    (In millions)
                                     (unaudited)

                                                                   Six-month period ended
                                                                         December 31,
                                                                       2005       2004
Cash flows from operating activities
  Net (loss) income                                                  $ (130.6) $   27.5
  Depreciation and amortization                                          18.7      30.4
  Goodwill charge                                                       187.8        --
  Amortization of debt issue costs                                        0.7       2.0
  Stock-based compensation                                                7.1       5.5
  Net gain on sales of long-term assets                                  (3.4)     (7.2)
    Changes in operating assets and liabilities, net of
    effects of dispositions
      Accounts receivable, net                                         (107.4)    (97.6)
      Inventories                                                       (38.5)    (17.8)
      Prepaid and deferred promotion costs                               10.2      45.5
  Other assets                                                          (26.6)      3.9
      Unearned revenues                                                  49.7      39.6
  Deferred taxes                                                         16.8      10.4
      Accounts payable and accrued expenses                              45.6      44.5
      Other, liabilities                                                  0.7      (5.5)
                                                                     --------  --------
Net change in cash due to operating activities                           30.8      81.2
                                                                     --------  --------

Cash flows from investing activities
  Proceeds from other long-term investments  and sales of businesses      0.2       4.2
  Proceeds from sales of property, plant and equipment                    3.7      58.4
  Purchases of intangible assets                                         (0.5)       --
  Capital expenditures                                                  (10.8)     (7.6)
                                                                     --------  --------
Net change in cash due to investing activities                           (7.4)     55.0
                                                                     --------  --------

Cash flows from financing activities
  Proceeds (repayments) from borrowings, net                             66.2     (44.6)
  Repayments of term loan                                                  --     (80.9)
  Dividends paid                                                        (20.1)    (10.4)
  Cash paid for financing fees                                             --      (0.5)
  Treasury stock repurchases                                            (35.6)       --
  Proceeds from employee stock purchase plan and exercise of stock
   options                                                                1.5       1.4
  Other, net                                                             (3.8)     (1.9)
                                                                     --------  --------
Net change in cash due to financing activities                            8.2    (136.9)
                                                                     --------  --------
Effect of exchange rate changes on cash                                  (0.5)      6.8
                                                                     --------  --------
Net change in cash and cash equivalents                                  31.1       6.1

Cash and cash equivalents at beginning of period                         37.7      50.3
                                                                     --------  --------
Cash and cash equivalents at end of period                           $   68.8  $   56.4
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

(1)   Basis of Presentation and Use of Estimates

The accompanying consolidated condensed financial statements include the accounts of The Reader's Digest Association, Inc. and its majority-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. These statements and accompanying notes have not been audited but, in the opinion of management, have been prepared in conformity with U.S. generally accepted accounting principles, applying certain assumptions and estimates, including all adjustments considered necessary to present such information fairly. Included in the adjustments for the three- and six-month periods ended December 31, 2005 is a goodwill charge related to Books Are Fun. See Note 8 for further information. All other adjustments are of a normal recurring nature. Although these estimates are based on management's knowledge of current events and actions that we may undertake in the future, actual results may ultimately differ from those estimates. The accompanying consolidated condensed financial statements should be read in conjunction with the audited consolidated financial statements included in our 2005 Annual Report to Stockholders.

We report on a fiscal year beginning July 1. The three-month periods ended December 31, 2005 and 2004 are the second fiscal quarters of 2006 and 2005, respectively. Operating results for any interim period are not necessarily indicative of the results for an entire year due to the seasonality of our business.

In some instances, certain prior period amounts have been reclassified to conform to the current year presentation.


Recent Accounting Standards

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004), "Share-Based Payment" (SFAS No. 123R). This statement supersedes SFAS No. 123, "Accounting for Stock-Based Compensation" and SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of FASB Statement No. 123," and Accounting Principles Board Opinion (APB) No. 25, "Accounting for Stock Issued to Employees." The statement is effective for interim or annual periods beginning after June 15, 2005. Accordingly, effective July 1, 2005, we adopted the fair-value recognition provisions of SFAS No. 123R. See Note 3, Stock-Based Compensation, for further information on the adoption of SFAS No. 123R.


(2)   Basic and Diluted (Loss) Earnings Per Share

Basic (loss) earnings per share is computed by dividing net (loss) income less preferred stock dividend requirements by the weighted average number of common shares outstanding during the period. The preferred stock dividend requirements were $0.3 for the three-month periods ended December 31, 2005 and 2004, and $0.7 for the six-month periods ended December 31, 2005 and 2004.

Diluted (loss) earnings per share is computed in the same manner except that the weighted average number of common shares outstanding assumes the exercise and conversion of certain stock options and vesting of certain restricted stock. For the three- and six-month periods ended December 31, 2005, 15.0 million stock options and restricted stock outstanding were excluded from the diluted loss per share calculations since the effect of including these options and restricted stock would have been anti-dilutive. Accordingly, our diluted loss per share for the three- and six-month periods ended December 31, 2005 is calculated using the basic weighted average number of common shares outstanding.

For the three- and six-month periods ended December 31, 2004, the assumed exercise and conversion of stock options and vesting of restricted stock was
2.5 million shares.  In addition, stock options to purchase approximately
12.2 million shares of Common Stock that were outstanding during the three- and six-month periods ended December 31, 2004, respectively, were not included in the computation of diluted earnings per share since the effect of including these options would have been anti-dilutive.


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

Prior to July 1, 2005, we accounted for these plans under SFAS No. 123. As permitted under this standard, compensation cost was recognized using the intrinsic value method described in APB No. 25. Effective July 1, 2005, we adopted the fair-value recognition provisions of SFAS No. 123R and Securities and Exchange Commission Staff Accounting Bulletin No. 107 using the modified prospective transition method; therefore, prior periods have not been restated. Compensation cost recognized in the three- and six-month periods ended December 31, 2005 includes compensation cost for all share-based payments granted prior to, but not yet vested as of July 1, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and compensation cost for all share-based payments granted subsequent to July 1, 2005, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123R.

Stock Options

Stock options are granted with exercise prices not less than the fair market value of our Common Stock at the time of the grant, and with an exercise term (as determined by the Committee) not to exceed 10 years. The Committee determines the vesting period for our stock options. Generally, such stock options become exercisable over four years. Option awards usually provide for accelerated vesting upon retirement, death or disability. During the three-month periods ended December 31, 2005 and 2004, we granted an insignificant number of options. During the six-month periods ended December 31, 2005 and 2004 we granted 1.2 million and 1.9 million options, respectively.

No stock-based compensation cost related to stock options was recognized in the statements of operations for the years ended June 30, 2005 and 2004, as all options granted in these periods had an exercise price equal to the market price at the date of grant. As a result of adopting SFAS No. 123R, our loss before taxes and net loss for the three-month period ended December 31, 2005 are $1.7 and $1.1 higher, respectively, than if we had continued to account for stock-based compensation under APB No. 25. For the six-month period ended December 31, 2005, our loss before taxes and net loss are $3.3 and $2.1 higher, respectively. This resulted in an increase in our reported basic and diluted loss per share of $0.01 and $0.02 for the three- and six-month periods ended December 31, 2005, respectively. Compensation expense is recognized in the promotion, marketing and administrative expenses line item of our statements of operations on a ratable basis over the vesting periods. There were no capitalized stock-based compensation costs at December 31, 2005 and 2004. As of December 31, 2005, there was $9.3 of total unrecognized compensation cost related to nonvested stock options to be recognized over a weighted-average period of 1.2 years.

The intrinsic values of options exercised during the six-month periods ended December 31, 2005 and 2004 were not significant. The total cash received from the exercise of stock options was $0.5 and $0.2 for the six-month periods ended December 31, 2005 and 2004, respectively, and is classified as financing cash flows. Shares are issued from treasury stock upon exercise of the options. Prior to the adoption of SFAS No. 123R, we presented all tax benefits of deductions resulting from the exercise of stock options as operating cash flows in the statements of cash flows. SFAS No. 123R requires that cash flows from tax benefits attributable to tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) be classified as financing cash flows. We did not have any significant excess tax benefits for the six-month period ended December 31, 2005.

The fair values of the options granted during the six-month periods ended December 30, 2005 and 2004 were estimated on the dates of their grants using the Black-Scholes option-pricing model on the basis of the following weighted average assumptions:


                                        December 31,    December 31,
                                            2005            2004

        Risk-free interest rate             4.2%            3.4%
        Expected life                    6.25 years      4.1 years
        Expected volatility                31.8%            32.9%
        Expected dividend yield             2.6%             1.2%
        Weighted-average fair value of
           options granted                 $4.39            $4.43


The risk-free interest rate for the periods within the expected life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. In fiscal 2005, the expected life was based on historical exercises and terminations. Due to the insignificant number of stock option exercises during the past three fiscal years, in 2006 we have estimated the expected life of options granted to be the midpoint between the average vesting term and the contractual term. The expected volatility for the periods with the expected life of the option is determined using historical volatilities based on historical closing stock prices. The expected dividend yield is based on our annual dividend in relation to our historical average stock price. The increase in the dividend yield is attributed to the increased quarterly dividend beginning February 15, 2005.

Changes in outstanding options are as follows:

                                                                              Weighted
                                                                  Weighted     Average
                                                                  Average     Remaining     Aggregate
                                                   Options        Exercise   Contractual    Intrinsic
                                                    (000's)         Price    Term (yrs.)      Value

Outstanding at June 30, 2005                        12,757       $   23.76
  Granted                                            1,186       $   15.13
  Exercised                                            (37)      $   14.47
  Canceled                                            (590)      $   29.81
Options outstanding at December 31, 2005            13,316       $   22.75        5.4         $  2.7
Options vested or expected to vest at
  December 31, 2005                                 12,763       $   23.08        5.3         $  2.4
Options exercisable at December 31, 2005             9,768       $   25.52        4.3         $  1.3
Options available for grant at December 31, 2005     3,590


The table below presents the pro forma effect on net income and basic and diluted earnings per share if we had applied the fair value recognition provision to options granted under our stock option plans for the three- and six-month periods ended December 31, 2004. For purposes of this pro forma disclosure, the value of the options is estimated using the Black-Scholes option-pricing model and amortized to expense over the options' vesting periods.



                                                             Three-month      Six-month
                                                             period ended    period ended
                                                             December 31,    December 31,
                                                                 2004            2004

     Net income, as reported                                   $  57.8         $  27.5
                                                               =======         =======

     Less:  stock-based compensation expense determined
            using the fair-value based method, net of tax          1.6             3.6
                                                               -------         -------

     Net income, pro forma                                     $  56.2         $  23.9
                                                               =======         =======

     Basic earnings per share, as reported                       $0.59           $0.28
                                                               =======         =======
     Basic earnings per share, pro forma                         $0.57           $0.24
                                                               =======         =======
     Diluted earnings per share, as reported                     $0.58           $0.27
                                                               =======         =======
     Diluted earnings per share, pro forma                       $0.56           $0.23
                                                               =======         =======



Included in our net income and earnings per share, as reported, was restricted and deferred stock expense of $1.6 and $3.6, net of tax, for the three- and six-month periods ended December 31, 2004, respectively.

Restricted Stock and Deferred Stock

Restricted Stock - Restricted stock are shares of Common Stock that are subject to restrictions on transfer and risk of forfeiture until the fulfillment of specified conditions. In 2005, the market value of restricted stock awards on the date of grant was recorded as a reduction of capital stock. In connection with the adoption of SFAS No. 123R in 2006, we reclassified the unamortized restricted stock to paid-in capital. Restricted stock is expensed ratably over the term of the restriction period, ranging from two to four years. Restricted stock expense for the three-month periods ended December 31, 2005 and 2004, amounted to $1.5 and $2.0, respectively, before taxes of $0.6 and $0.6, respectively. Restricted stock expense for the six-month periods ended December 31, 2005 and 2004, amounted to $3.1 and $4.8, respectively, before taxes of $1.2 and $1.6, respectively.

Deferred Stock - Deferred stock are rights to receive shares of Common Stock upon the fulfillment of specified conditions. We offer deferred stock outside the United States. Deferred stock is similar to restricted stock in all respects, except that deferred stock is issued to the employee at the completion of the vesting period. We recognized expense of $0.4, before taxes of $0.2, during both three-month periods ended December 31, 2005 and 2004, respectively, related to these awards. We recognized expense of $0.7, before taxes of $0.3, during both six-month periods ended December 31, 2005 and 2004 related to those awards.

A summary of the status of our nonvested shares for both restricted and deferred stock as of December 31, 2005 and changes during the six months ended December 31, 2005, is as follows:

                                                   Weighted
                                                    Average
                                          Shares   Grant Date
            Nonvested Shares              (000's)  Fair Value

       Nonvested at June 30, 2005          2,416     $15.01
       Granted                               138     $15.09
       Vested(1)                            (782)    $15.62
       Forfeitures                           (56)    $14.77
                                           -----     ------
       Nonvested at December 31, 2005      1,716     $14.75
                                           =====     ======

      (1) The shares vested during the six months ended December 31, 2005 include 234 shares of our Common Stock surrendered by employees in order to fulfill their tax withholding obligations.

The fair value of nonvested shares is determined based on the average of the high and low stock price of our Common Stock on the grant date. The weighted-average grant date fair values of nonvested shares granted during the six-month periods ended December 31, 2005 and 2004 were $15.09 and $15.74, respectively. As of December 31, 2005, there was $8.4 of total unrecognized compensation cost related to nonvested restricted and deferred stock arrangements to be recognized over a weighted-average period of 1.6 years.

(4)  Revenues and Operating Profit by Reportable Segment

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


                                  Three-month period ended    Six-month period ended
                                         December 31,              December 31,
                                        2005     2004           2005        2004

Revenues
  Reader's Digest North America      $  247.0  $  251.8      $    474.7  $    478.0
  Reader's Digest International         300.8     306.2           535.8       521.0
  Consumer Business Services            228.7     250.3           288.5       305.3
  Intercompany eliminations             (11.3)    (10.3)          (17.4)      (16.3)
                                     --------  --------      ----------  ----------
Total revenues                       $  765.2  $  798.0      $  1,281.6  $  1,288.0
                                     ========  ========      ==========  ==========

Operating (loss) profit
  Reader's Digest North America      $   28.1  $   25.2      $     44.1  $     41.1
  Reader's Digest International          38.7      41.2            40.1        41.9
  Consumer Business Services             54.3      61.2            36.3        42.7
  Corporate Unallocated(1)              (10.3)    (13.3)          (19.1)      (21.9)
  Other operating items(2)                0.8       7.2             3.4         7.3
  Magazine deferred promotion
   amortization(3)                         --     (26.1)             --       (51.6)
  Goodwill charge(4)                   (187.8)       --          (187.8)         --
                                     --------  --------      ----------  ----------
Operating (loss) profit              $  (76.2) $   95.4      $    (83.0) $     59.5
                                     ========  ========      ==========  ==========

Intercompany eliminations
  Reader's Digest North America      $   (2.2) $   (1.0)     $     (6.4) $     (5.7)
  Reader's Digest International          (1.7)     (1.0)           (3.2)       (2.0)
  Consumer Business Services             (7.4)     (8.3)           (7.8)       (8.6)
                                     --------  --------      ----------  ----------
Total intercompany eliminations      $  (11.3) $  (10.3)     $    (17.4) $    (16.3)
                                     ========  ========      ==========  ==========



      (1)Corporate Unallocated includes expenses for the cost of governance and centrally managed expenses, as well as the accounting for U.S. pension plans, postretirement healthcare costs, and stock and executive compensation programs that are not allocated to the reportable segments. Governance and centrally managed expenses include costs for departments such as corporate finance, general corporate management, investor relations, legal, public relations and treasury and for related information technology and facility costs incurred by these departments.

      (2)Other operating items include gains on sales of certain non-strategic assets and, therefore, are not included in segment results reviewed by our chief operating decision maker. See Note 6 for further information. In previous periods, such amounts were included in other expense, net, and have been reclassified to other operating items to conform to the current period presentation.

      (3)In connection with our change to expensing magazine deferred promotion costs when the promotion is mailed to prospective customers, our reportable segment operating profit in 2005 includes such expenses as incurred. Amortization of previously deferred promotion costs is not included in segment results reviewed by our chief operating decision maker. For the three-month period ended December 31, 2005, magazine deferred promotion amortization relates: 89% to Reader's Digest North America and 11% to Reader's Digest International. For the six-month period ended December 31, 2005, magazine deferred promotion amortization relates: 87% to Reader's Digest North America and 13% to Reader's Digest International.

      (4)The goodwill charge related to Books Are Fun, part of the Consumer Business Services reportable segment, is a non-cash item and, therefore, is not included in segment results reviewed by our chief operating decision maker. See Note 8, Goodwill and Other Intangible Assets, Net, for further information.


(5)     Comprehensive (Loss) Income

Accumulated other comprehensive (loss) income, as reported in the balance sheets, primarily represents foreign currency translation adjustments. The components of comprehensive (loss) income, net of related tax, for the three- and six-month periods ended December 31, 2005 and 2004 were as follows:


                                               Three-month period ended     Six-month period ended
                                                      December 31,                December 31,
                                                    2005       2004             2005      2004

Net (loss) income                                 $ (122.4)   $  57.8          $(130.6)   $ 27.5
Change in:
  Foreign currency translation adjustments              --       10.6              3.3      15.3
  Net unrealized gains on certain derivative
     transactions                                       --        0.1               --       0.1
                                                  --------    -------          -------    ------
Total comprehensive (loss) income                 $ (122.4)   $  68.5          $(127.3)   $ 42.9
                                                  ========    =======          =======    ======


(6)   Other Operating Items and Restructuring Charges

Included in other operating items in the accompanying statements of operations for the six-month periods ended December 31, 2005 and 2004 are gains from the sales of certain non-strategic assets totaling $3.4 and $7.3, respectively. Gains on the sales of certain assets in 2006 included $2.5 from the sale of our building in Mexico in the first quarter of 2006, and $0.5 from the sale of certain fine art in the second quarter of 2006. Gains on the sales of certain assets in the second quarter of 2005 included $1.7 from the sale of our building in Australia, $3.0 from the sale of Moneywise magazine in the United Kingdom and Crafting Traditions magazine in the United States, $1.2 from the sales of certain fine art and $1.4 from the sale of other non-strategic assets.

For the three- and six-month periods ended December 31, 2005 and 2004, we did not recognize any restructuring charges. The components of restructuring charges previously recognized and currently included in accrued expenses on the accompanying balance sheets, are described in further detail below:

- Severance Costs - These accruals represent the cost to separate employees from our operations as a result of actions taken to streamline the organizational structure. This separation is accomplished through a combination of voluntary and involuntary severance programs. Accordingly, the positions to be separated were identified when the charge was recorded.

- Contract Terminations - These accruals represent costs incurred to terminate contractual obligations in connection with streamlining activities.

The table below reflects changes for the six-month period ended December 31, 2005 to accruals recorded in previous periods. The majority of the accruals remaining relate to severance and guaranteed minimum payments for products that have been discontinued. Most of the spending to date relates to severance costs. Of the approximately 880 positions identified to be separated under the charges recorded in fiscal 2003, 2004 and 2005, approximately 95% have been separated as of December 31, 2005.

   Initial year        Balance at                      Balance at
    of charge        June 30, 2005     Spending     December 31, 2005


Fiscal 2002 & prior    $    1.7        $   0.1          $  1.6
Fiscal 2003                 1.8            0.6             1.2
Fiscal 2004                 3.7            1.6             2.1
Fiscal 2005                 2.9            1.4             1.5
                       --------         ------          ------
   Total               $   10.1         $  3.7          $  6.4
                       ========         ======          ======

(7)   Inventories

                                    December 31,  June 30,  December 31,
                                        2005        2005       2004


  Raw materials                        $ 13.7      $ 11.5     $ 11.4
  Work-in-progress                        3.3         5.6        3.2
  Finished goods                        183.5       145.3      160.6
                                       ------      ------     ------
Total inventories                      $200.5      $162.4     $175.2
                                       ======      ======     ======


(8)   Goodwill and Other Intangible Assets, Net

Changes in the carrying amount of goodwill by segment for the six-month period ended December 31, 2005, are as follows:

                                                                     Consumer
                                                 Reader's Digest     Business
                                                  North America      Services      Total



Balance as of June 30, 2005                        $  687.5          $  193.4     $  880.9
  Impact of foreign currency translation on
    goodwill balances outside the United States          --               0.3          0.3
  Goodwill charge                                        --            (187.8)      (187.8)
                                                   --------          --------     --------
Balance as of December 31, 2005                    $  687.5          $    5.9     $  693.4
                                                   ========          ========     ========


At least annually (in the third quarter), we review the carrying amount of goodwill and other intangibles with indefinite lives in our reporting units for recoverability. Reiman and Books Are Fun are our primary reporting units in Reader's Digest North America and Consumer Business Services, respectively. In interim periods, we continually monitor changes in our businesses for indicators of impairment. Due to a shortfall in Books Are Fun's operating performance relative to our expectations during our peak selling season, we were required to review goodwill balances related to this business in the second quarter. The decline in performance was attributed to competitive pressure on margin and turnover of independent sales representatives. Based on our assessment, Books Are Fun recorded a charge of $187.8 in the second quarter of 2006 to write off its remaining goodwill.
The fair value of Books Are Fun was determined by a third-party appraiser using a combination of discounted future net cash flows and an assessment of comparable companies in the marketplace. There were no indicators of impairment in the remaining reporting units and we will perform the annual recoverability test for these units during the third quarter.

The following categories of acquired intangible assets are included in other intangible assets, net, on the balance sheets, as of December 31, 2005 and June 30, 2005:

                                            December 31, 2005       June 30, 2005
                                            Gross        Net       Gross       Net


Intangible assets with indefinite lives:
  Trade names                              $   89.7   $   89.7   $   89.7   $   89.7
Intangible assets with finite lives:
  Licensing agreements                         58.1       29.5       57.3       31.9
  Customer lists                              138.3       11.1      137.8       16.2
  Other trade names and
   noncompete agreements                        1.9         --        3.0         --
                                           --------   --------   --------   --------
Total intangible assets                    $  288.0   $  130.3   $  287.8   $  137.8
                                           ========   ========   ========   ========


Amortization related to intangible assets with finite lives amounted to $4.2 and $8.4 for the three- and six-month periods ended December 31, 2005, respectively. For the three- and six-month periods ended December 31, 2004 amortization amounted to $9.9 and $19.7, respectively. Our World's Finest Chocolate licensing agreement (discussed below) is principally amortized over the initial 10-year contract term, with a portion being amortized over the remaining 15-year term of our amended agreement. Customer lists are being amortized principally between three and six years. Estimated annual amortization expense for intangible assets with finite lives by fiscal year is as follows: 2006 - $16.2; 2007 - $10.9; 2008 - $6.1; 2009 - $5.8 and 2010
- $5.8.

Licensing Agreement

In May 2000, QSP, Inc. entered into a long-term licensing agreement with World's Finest Chocolate, Inc. In September 2002, this agreement was amended to extend the term of the original agreement by 10 years, reduce the annual minimum tonnage purchase requirements, favorably adjust pricing and permit QSP to sell World's Finest Chocolate products through marketing channels other than fundraising, under specified circumstances. The cost associated with the agreement was assigned to licensing agreements and is included in
other intangible assets, net on the balance sheets.   Amounts paid in
connection with this agreement have been assigned to various amortization periods through 2020 (the remaining period of the amended agreement). This asset will be substantially amortized by 2010.

The approximate annual minimum purchase amounts under the amended agreement by calendar year are: 2005 - $58.8; 2006 - $60.8; 2007 - $62.6; 2008 - $64.5;
2009 - $66.4; and approximately $79.7 per year from 2010 through 2020. These amounts are estimates based on defined minimum tonnage requirements, as stipulated in the amended agreement, and nominal price increases.


(9) Debt

As described in Note 11 to the Consolidated Financial Statements included in our 2005 Annual Report to Stockholders, our borrowings include proceeds under our $400.0 Five-Year Revolving Credit Agreement (2005 Credit Agreement) and $300.0 in 6 1/2% senior unsecured notes due in 2011. The interest rate on the 2005 Credit Agreement at December 31, 2005 is at LIBOR plus 125 basis points and is subject to change based on our leverage ratio (as defined in the 2005 Credit Agreement). The 2005 Credit Agreement contains financial covenants that require us to maintain minimum interest coverage and maximum leverage ratios, and it is secured by the stock of a substantial portion of our subsidiaries.

As of December 31, 2005, we had $325.0 of outstanding borrowings under the 2005 Credit Agreement and $300.0 outstanding under the senior unsecured notes. Interest expense for the three- and six-month periods ended December 31, 2005 was $11.8 and $22.6, respectively ($12.3 and $23.8 for the three- and six-month periods ended December 31, 2004, respectively). Interest income on cash balances was $1.6 and $3.3 for the three- and six-month periods ended December 31, 2005, respectively ($1.9 and $2.7 for the three- and six-month periods ended December 31, 2004, respectively). The weighted average interest rate on our borrowings for the six-month periods ended December 31, 2005 and 2004 was 5.7% and 4.9%, respectively.


(10) Pension Information

We sponsor various pension plans, including those for certain U.S. employees, certain international employees and supplemental plans for executives. The largest plan, which covers substantially all employees in the United States, is a cash balance plan.

The table below details the components of our net periodic pension (benefit) cost for the three- and six-month periods ended December 31, 2005 and 2004 for our material plans.



                                      Three-month period ended    Six-month period ended
                                              December 31,             December 31,
                                            2005       2004           2005       2004

Service cost                              $  4.1      $  4.8         $  8.2     $  9.5
Interest cost                               11.1        11.2           22.2       22.2
Expected return on plan assets             (17.2)      (18.1)         (34.5)     (36.0)
Amortization                                (0.3)       (0.3)          (0.6)      (0.6)
Recognized actuarial gain                    1.7         0.8            3.5        1.6
                                          ------      ------         ------     ------
Net periodic pension (benefit)            $ (0.6)     $ (1.6)        $ (1.2)    $ (3.3)
                                          ======      ======         ======     ======


For the three- and six-month periods ended December 31, 2005, approximately $1.5 and $3.6, respectively, was contributed to our international pension plans. Because the Retirement Plan in the United States is over-funded, we did not make any contributions during the six-month period ended December 31, 2005. The U.S. supplemental retirement plans are not qualified under the Internal Revenue Code because they are available only to certain executives. We pay the benefits under these unfunded plans as the obligations are incurred ($1.4 and $3.4 during the three- and six-month periods ended December 31, 2005).

We also sponsor certain postretirement benefit plans in the United States and Canada. The table below details the components of our net periodic postretirement (benefit) cost for the three- and six-month periods ended December 31, 2005 and 2004.


                                   Three-month period ended    Six-month period ended
                                          December 31,              December 31,
                                       2005        2004            2005       2004

Service cost                          $  0.2      $  0.3         $  0.4     $  0.6
Interest cost                            1.0         1.2            2.1        2.5
Amortization                            (0.7)       (0.5)          (1.4)      (0.9)
                                      ------      ------         ------     ------
Net periodic postretirement cost      $  0.5      $  1.0         $  1.1     $  2.2
                                      ======      ======         ======     ======



(11) Share Repurchase Authorization

In April 2005, we announced a $100.0 share repurchase authorization. In the six-month period ended December 31, 2005, we repurchased approximately 2.3 million shares for $35.8. As of December 31, 2005, we have repurchased approximately 2.7 million shares for $42.8.


(12) Income Taxes

Although we recognized a loss for the six-month period ended December 31, 2005, we recorded a tax expense because of the non-deductible write-down of goodwill at Books Are Fun. The $28.0 of tax expense recorded included a net discrete tax benefit of $2.9, principally from the settlement of a tax audit in a foreign country.

            The Reader's Digest Association, Inc. and Subsidiaries
                     Management's Discussion and Analysis
               of Financial Condition and Results of Operations
                 (Dollars in millions, except per share data)
                                  (unaudited)

Unless indicated otherwise, references in Management's Discussion and Analysis to "we," "us" and "our" are to The Reader's Digest Association, Inc. and subsidiaries. All references to 2006 and 2005, unless otherwise indicated, are to fiscal 2006 and fiscal 2005, respectively. Our fiscal year is the period from July 1 through June 30.

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


Three-Month Period Ended December 31, 2005, Compared With Three-Month Period Ended December 31, 2004

Results of Operations:  Company-Wide

Overview

The second quarter of the fiscal year is the peak selling season for most of our businesses. During the second quarter of 2006, revenues and profits declined at Consumer Business Services, and to a lesser extent, at Reader's Digest International. Profits at Reader's Digest North America improved. Lower overall profits were principally driven by the goodwill charge and lower results at Books Are Fun, investments in new products and increased customer acquisition mailings. Just as we are reaping the benefits of previous investments, we believe current initiatives will drive future growth. Also, during the quarter we accelerated our share repurchase program.


Revenues

Revenues for the second quarter of 2006 decreased 4% to $765, compared with $798 for the second quarter of 2005. Excluding the effect of foreign currency translation, revenues declined 3%. Lower revenues were driven by Consumer Business Services, and to a much lesser extent, Reader's Digest North America. Revenues for Reader's Digest International increased.

In Consumer Business Services, revenues for Books Are Fun and QSP were lower. Competitive pressures resulted in fewer events and lower average sales per event in certain markets at Books Are Fun, while lower magazine and food volumes drove the decline in revenues at QSP.

The decrease in revenues for Reader's Digest North America was driven by lower sales of books and home entertainment products, especially single sales products in Canada and certain established book annual products. Also, revenues were adversely affected by the effects of Hurricanes Katrina and Rita. These decreases were partially offset by circulation growth for newer titles and improved advertising revenues for Reader's Digest magazine.

Increased mail quantities and response rates to promotional mailings in certain markets drove the improvement in revenues for Reader's Digest International. This segment also benefited from growth in new markets, including Romania and Ukraine. Lower revenues in certain established markets partially offset this improvement.

Operating (Loss) Profit

The operating loss for the second quarter of 2006 was $(76), compared with a profit of $95 for the second quarter of 2005. Excluding the effect of foreign currency translation, the loss would have been $(74). The comparability of results was affected by two significant items, the write-down of Books Are Fun goodwill of $(188) in the second quarter of 2006, and the absence of $(26) of expense related to the amortization of previously deferred magazine promotion costs in the second quarter of 2005 (this change is more fully explained in our 2005 Annual Report to Stockholders). In addition, lower profits at Consumer Business Services and lower gains on non-strategic asset sales in 2006 were partially offset by lower Corporate Unallocated expenses and improved results for Reader's Digest North America. Profits for Reader's Digest International were slightly lower.

Profits at Consumer Business Services were adversely affected by competitive pressures on margin and higher freight and fuel costs, due in part to the after-effects of Hurricanes Katrina and Rita. Offsetting a portion of this decline were lower promotion and overhead costs for QSP.

Profits for Reader's Digest International were slightly lower as investments in new products and customer acquisition mailings were partially offset by growth from geographic expansion.

Improved profits for Reader's Digest North America were driven by lower amortization of intangible assets established when we acquired Reiman, because the assets reached the end of their useful lives. In addition, increased advertising for Reader's Digest magazine was offset by investments in new magazine titles and other products and by the effects of Hurricanes Katrina and Rita.

Corporate Unallocated expenses in the second quarter of 2006 were $10, compared with $13 in the second quarter of 2005. The decrease in these costs was driven by the reversal of $4 from a litigation-related accrual recorded in previous periods that is no longer necessary and by lower facilities costs due to the sale and partial leaseback of our Westchester, New York headquarters facility. These decreases in cost were partially offset by stock option expense (see Recent Accounting Standards, below, for additional information) and lower net pension income.

Other Operating Items
Other operating items were lower because 2005 included gains of $7 from the sale of non-strategic assets, including the sale of certain magazines and buildings, while 2006 included gains of $1 from the sale of non-strategic assets.

Goodwill Charge
The third quarter of the fiscal year is our designated annual period to assess the recoverability of goodwill and our indefinite lived intangible assets. However, due to a shortfall in Books Are Fun's operating performance relative to our expectations during our peak selling season, we were required to review goodwill balances related to this business in the second quarter. Based on our assessment, Books Are Fun recorded a charge of $(188) in the second quarter of 2006 to write off its remaining goodwill. The fair value of Books Are Fun was determined by a third-party appraiser using a combination of discounted future net cash flows and an assessment of comparable companies in the marketplace.


Other Expense, Net

Other expense, net decreased to $(10) in the second quarter of 2006, compared with $(11) in the second quarter of 2005. Other expense, net is principally composed of interest expense and interest income.


Income Taxes

Because our loss for the second quarter of 2006 was driven by the non-deductible write-down of goodwill at Books Are Fun, we recorded an income tax expense of $(36). Tax expense for the second quarter of 2005 of $(27), included certain discrete tax benefits related to the reversal of tax reserves resulting from various settlements of U.S. federal and state tax audits, partially offset by a reduction in the value of certain deferred tax assets.

Net (Loss) Income and (Loss) Earnings Per Share

As a result of the activities described above, for the second quarter of 2006 we incurred a net loss of $(122) or $(1.27) for both basic and diluted loss per share, compared with net income of $58, or $0.58 per share for diluted earnings per share ($0.59 for basic earnings per share) for the second quarter of 2005. For the second quarter of 2006, the effect of potentially dilutive shares was not considered in the calculation of loss per share because such shares would have been anti-dilutive.


Results of Operations:  Reportable Segments


                                               Three-month periods ended
                                                      December 31,
                                                     2005     2004

Revenues
  Reader's Digest North America                     $ 247    $ 252
  Reader's Digest International                       301      306
  Consumer Business Services                          228      250
  Intercompany eliminations                           (11)     (10)
                                                    -----    -----
Total revenues                                      $ 765    $ 798
                                                    =====    =====

Operating (loss) profit
  Reader's Digest North America                     $  28    $  25
  Reader's Digest International                        39       41
  Consumer Business Services                           54       61
  Corporate Unallocated(1)                            (10)     (13)
  Other operating tiems(2)                              1        7
  Magazine deferred promotion amortization(3)          --      (26)
  Goodwill charge(4)                                 (188)      --
                                                    -----    -----
Operating (loss) profit                             $ (76)   $  95
                                                    =====    =====

Intercompany eliminations
  Reader's Digest North America                     $  (2)   $  (1)
  Reader's Digest International                        (2)      (1)
  Consumer Business Services                           (7)      (8)
                                                    -----    -----
Total intercompany eliminations                     $ (11)   $ (10)
                                                    =====    =====

    (1) Corporate Unallocated includes expenses for the cost of governance and centrally managed expenses, as well as the accounting for U.S. pension plans, postretirement healthcare costs, and stock and executive compensation programs that are not allocated to the reportable segments. Governance and centrally managed expenses include costs for departments such as corporate finance, general corporate management, investor relations, legal, public relations and treasury and for related information technology and facility costs incurred by these departments.

    (2) Other operating items include gains on sales of certain non-strategic assets and, therefore, are not included in segment results reviewed by our chief operating decision maker. See Note 6 in our Notes to Consolidated Condensed Financial Statements for further information. In previous periods, such amounts were included in other expense, net, and have been reclassified to other operating items to conform to the current period presentation.

    (3) In connection with our change to expensing magazine deferred promotion costs when the promotion is mailed to prospective customers, our reportable segment operating profit in 2005 includes such expenses as incurred. Amortization of previously deferred promotion costs is not included in segment results reviewed by our chief operating decision maker. Magazine deferred promotion amortization relates: 89% to Reader's Digest North
        America and 11% to Reader's Digest International.

    (4) The goodwill charge related to Books Are Fun, part of the Consumer Business Services reportable segment, is a non-cash item and, therefore, is not included in segment results reviewed by our chief operating decision maker. See Note 8, Goodwill and Other Intangible Assets, Net, in our Notes to Consolidated Condensed Financial Statements for further information.


Reader's Digest North America

Revenues for Reader's Digest North America for the second quarter of 2006 decreased 2% to $247, compared with $252 for the second quarter of 2005. The decline in revenues was principally driven by lower sales of books and home entertainment products and by the adverse effects of Hurricanes Katrina and Rita on promotional mailings and delivery of products. These declines were partially offset by the addition of revenues from newer magazines.

Lower revenues were driven by weaker performance of certain established book annual products at Reiman, and lower response rates to promotional mailings in Canada. Additionally, revenues for U.S. Books and Home Entertainment declined because of reduced telemarketing activity in Reader's Digest Young Families and weaker performance of Entertainment products. These declines were partially offset by improved performance at Trade Publishing due to a shift in the timing of customer orders.

Magazine revenues improved because of circulation growth for newer magazines, including Every Day with Rachael Ray (launched in the second quarter of 2006), Cooking for 2 (launched in the third quarter of 2005) and Our Canada. In addition, advertising pages for Reader's Digest magazine were higher. These increases were partially offset by lower circulation revenues for certain cooking titles at Reiman, and for Reader's Digest magazine, because of a change in the mix of the renewal pool to newer subscribers and less reliance on agents. Also, advertising revenues for certain special interest magazines decreased during the quarter.

Operating profit for this segment for the second quarter of 2006 increased 12% to $28, compared with $25 for the second quarter of 2005. This increase was principally driven by $6 of lower amortization of intangible assets established when we acquired Reiman because the assets reached the end of their useful lives. In addition, improved advertising for Reader's Digest magazine was offset by the revenue changes described above and investments in new magazine titles and in new products, including our Taste of Home Entertaining business.


Reader's Digest International

Revenues for Reader's Digest International for the second quarter of 2006 decreased 2% to $301, compared with $306 for the second quarter of 2005. Excluding the effect of foreign currency translation, revenues increased 2%. Improved revenues were driven by increased mail quantities and higher response rates to promotional mailings for single sales products in Australia, Russia, Brazil and Germany. The improvement in response rates in these markets was attributable to stronger products and promotions. Also, revenues improved in new markets, including Romania and Ukraine, as we increased the level of operations, and from customer acquisition mailing activity, to increase the size of our active customer base, in certain markets.

These increases were partially offset by lower revenues in the United Kingdom, France and the Nordic region, due to lower response rates.

Operating profit for this segment for the second quarter of 2006 decreased 6% to $39, compared with $41 for the second quarter of 2005. Excluding the effect of foreign currency translation, profits were slightly lower.
Improved profits in Brazil, Romania and Ukraine were offset by a marginal decrease in profits in other markets due to a shift in the mix of products sold, to lower margin products, and to costs associated with customer acquisition mailings and introducing new products.


Consumer Business Services

Revenues for Consumer Business Services for the second quarter of 2006 decreased 9% to $228, compared with $250 for the second quarter of 2005.

Lower revenues at Books Are Fun were driven by fewer events and lower average sales per event in the corporate and school markets. Fewer events in the corporate market were principally driven by turnover of independent sales representatives in certain regions, while increased competition for events and lower unit sales volumes drove the decline in average sales per event.
In order to mitigate the effect of turnover in our independent sales force, we have implemented various retention programs and we continue to aggressively recruit new representatives. Additionally, revenues were adversely affected by a shift in the timing of events between the first and second quarters of 2006. These decreases were moderately offset by improved results for certain developing lines of business.

Lower revenues at QSP were principally driven by lower renewal rates of magazine accounts in the United States. In addition, volumes for World's Finest Chocolate products were 5% lower, in part because of the after-effects of Hurricanes Katrina and Rita, and a labor action in a Canadian territory.

Operating profit for this segment for the second quarter of 2006 decreased 11% to $54, compared with $61 for the second quarter of 2005. The decline was principally driven by the revenue changes described above and by higher freight and fuel costs partly due to the after-effects of Hurricanes Katrina and Rita. Also, Books Are Fun continued to experience competitive pressures on profit margins. These declines were partially offset by improved profits at QSP due to lower promotion and overhead costs.


Six-Month Period Ended December 31, 2005, Compared With Six-Month Period Ended December 31, 2004

Results of Operations:  Company-Wide

Overview

Because of the significance of revenue and operating profit generated in the second quarter, the peak selling season for most of our businesses, the primary drivers of performance for the six-month period are similar to those for the second quarter. During the first half of 2006, in Consumer Business Services, Books Are Fun continued to experience the effect of competitive pressures, while profits at QSP improved. Lower overall profits were principally driven by the goodwill charge related to Books Are Fun, investments in new products at Reader's Digest North America and increased customer acquisition mailings at Reader's Digest International. Also, during the second quarter we accelerated our share repurchase program.


Revenues

Revenues for the six-month period ended December 31, 2005 were down slightly when compared with the six-month period ended December 31, 2004. Lower revenues for Consumer Business Services, and to a lesser extent, Reader's Digest North America, were partially offset by higher revenues for Reader's Digest International.

Lower revenues for Consumer Business Services were principally driven by fewer events and lower average sales per event at Books Are Fun and by lower magazine and food volumes at QSP. However, at QSP, increased gift revenue and the acquisition of more new magazine accounts in the first half of 2006, when compared with the first half of 2005, lessened the decline.

The decline in revenues for Reader's Digest North America was attributable to weaker sales of established book annual products and lower promotional activity for certain books and home entertainment products. Also, revenues were adversely affected by the effects of Hurricanes Katrina and Rita. These declines were partially offset by circulation growth for newer magazine titles and improved advertising revenues for Reader's Digest magazine.

Revenues for Reader's Digest International improved because of increased response rates to promotional mailings in certain markets. Growth in new markets, including Romania and Ukraine, contributed to the improvement.


Operating (Loss) Profit

Operating loss for the six-month period ended December 31, 2005 was $(83), compared with a profit of $59 for the six-month period ended December 31, 2004. The comparability of results was affected by two significant items: the write-down of Books Are Fun goodwill of $(188) in the second quarter of 2006 and the absence of $(52) of expense related to the amortization of previously deferred magazine promotion costs in the first half of 2005 (amortization of previously deferred magazine promotion costs is more fully explained in our 2005 Annual Report to Stockholders). Also, lower profits for Consumer Business Services and Reader's Digest International, and lower gains from sales of non-strategic assets, were partially offset by lower Corporate Unallocated expenses and improved profits for Reader's Digest North America.

Lower profits for Consumer Business Services were driven by competitive pressures on profit margins at Books Are Fun and by higher freight and fuel costs for this segment. These decreases were partially offset by lower promotion and overhead costs at QSP because of cost-reduction measures.

The decline in profits for Reader's Digest International was driven by lower promotional activity in certain markets and by investments in new customer acquisition and new products.

These decreases were partially offset by increased profits at Reader's Digest North America driven by lower amortization of intangible assets established when we acquired Reiman, because the assets reached the end of their useful lives. These increases were partially offset by investments in new products and by the effects of Hurricanes Katrina and Rita.

Corporate Unallocated expenses for the six-month period ended December 31, 2005 were $18, compared with $22 for the six-month period ended December 31, 2004. The decrease in these costs was driven by the reversal of $4 from a litigation-related accrual recorded in previous periods that is no longer necessary. In addition, fewer grants of restricted shares, and lower facilities costs due to the sale and partial leaseback of our Westchester, New York headquarters facility further lowered costs. These cost reductions were partially offset by stock option expense (see Recent Accounting Standards, below, for additional information) and lower net pension income.

Other Operating Items
The decrease in other operating items was driven by gains of $7 from the sale of non-strategic assets in 2005, including the sale of certain magazines and buildings, compared with gains of $3 on the sale of our building in Mexico in the first quarter of 2006.

Goodwill Charge
The third quarter of the fiscal year is our designated annual period to assess the recoverability of goodwill and our indefinite lived intangible assets. However, due to a shortfall in Books Are Fun's operating performance relative to our expectations during our peak selling season, we were required to review goodwill balances related to this business in the second quarter. Based on our assessment, Books Are Fun recorded a charge of $(188) in the second quarter of 2006 to write off its remaining goodwill. The fair value of Books Are Fun was determined by a third-party appraiser using a combination of discounted future net cash flows and an assessment of comparable companies in the marketplace.


Other Expense, Net

Other expense, net decreased to $(20) for the six-month period ended December 31, 2005, compared with $(22) for the six-month period ended December 31, 2004. Other expense, net is principally composed of interest expense and interest income. The decrease in expense was driven by lower interest expense.


Income Taxes

Because our loss for the six-month period ended December 31, 2005 was driven by the non-deductible write-down of goodwill at Books Are Fun, we recorded an income tax expense of $(28). This tax expense included discrete tax benefits recognized in the first half of 2006 due to the settlement of a tax audit in a foreign country. Income tax expense of $(10) for the six-month period ended December 31, 2004 included certain discrete tax benefits related to the reversal of tax reserves resulting from various settlements of U.S. federal and state tax audits, partially offset by a reduction in the value of certain deferred tax assets.


Net (Loss) Income and (Loss) Earnings Per Share

For the six-month period ended December 31, 2005, our net loss was $(131), or $(1.35) for both basic and diluted loss per share. In the prior year period, net income was $27, or $0.27 per share for diluted earnings per share ($0.28 for basic earnings per share). For the six-month period ended December 31, 2005, the effect of potentially dilutive shares was not considered in the calculation of diluted loss per share because such shares would have been anti-dilutive.

Results of Operations:  Reportable Segments


                                             Six-month periods ended
                                                    December 31,
                                                  2005       2004

Revenues
  Reader's Digest North America                 $   475    $   478
  Reader's Digest International                     536        521
  Consumer Business Services                        288        305
  Intercompany eliminations                         (17)       (16)
                                                -------    -------
Total revenues                                  $ 1,282    $ 1,288
                                                =======    =======

Operating (loss) profit
  Reader's Digest North America                 $    44    $    41
  Reader's Digest International                      40         42
  Consumer Business Services                         36         43
  Corporate Unallocated(1)                          (18)       (22)
  Other operating items(2)                            3          7
  Magazine deferred promotion amortization(3)        --        (52)
  Goodwill charge(4)                               (188)        --
                                                -------    -------
Operating (loss) profit                         $   (83)   $    59
                                                =======    =======

Intercompany eliminations
  Reader's Digest North America                 $    (6)   $    (6)
  Reader's Digest International                      (3)        (2)
  Consumer Business Services                         (8)        (8)
                                                -------    -------
Total intercompany eliminations                 $   (17)   $   (16)
                                                =======    =======

    (1) Corporate Unallocated includes expenses for the cost of governance and centrally managed expenses, as well as the accounting for U.S. pension plans, postretirement healthcare costs, and stock and executive compensation programs that are not allocated to the reportable segments. Governance and centrally managed expenses include costs for departments such as corporate finance, general corporate management, investor relations, legal, public relations and treasury and for related information technology and facility costs incurred by these departments.

    (2) Other operating items include gains on sales of certain non-strategic assets, and, therefore, are not included in segment results reviewed by our chief operating decision maker. See Note 6 in our Notes to Consolidated Condensed Financial Statements for further information. In previous periods, such amounts were included in other expense, net, and have been reclassified to other operating items to conform to the current period presentation.

    (3) In connection with our change to expensing magazine deferred promotion costs when the promotion is mailed to prospective customers, our reportable segment operating profit in 2005 includes such expenses as incurred. Amortization of previously deferred promotion costs is not included in segment results reviewed by our chief operating decision maker. Magazine deferred promotion amortization relates: 87% to Reader's Digest North
        America and 13% to Reader's Digest International.

    (4) The goodwill charge related to Books Are Fun, part of the Consumer Business Services reportable segment, is a non-cash item and, therefore, is not included in segment results reviewed by our chief operating decision maker. See Note 8, Goodwill and Other
        Intangible Assets, Net, in our Notes to Consolidated Condensed
        Financial Statements for further information.

Reader's Digest North America

Revenues for Reader's Digest North America for the six-month period ended December 31, 2005 decreased 1% to $475, compared with $478 for the six-month period ended December 31, 2004. Lower revenues were principally driven by lower sales for books and home entertainment products and the absence of a one-time contract termination payment from a former financial services alliance partner. Also, the adverse effects of Hurricanes Katrina and Rita on promotional mailings and delivery of products, contributed to the decline. These declines were partially offset by circulation growth for newer magazines.

Lower revenues for books and home entertainment products were driven by weaker performance of established book annual products and lower promotional activity for Reader's Digest Young Families and for Entertainment products. A continued drop in series membership contributed to the decline. This activity was partially offset by improved revenues for Trade Publishing, due to strong product performance, and for certain single sales products because of increased promotional activity.

Magazine revenues improved principally due to circulation growth for newer magazines, including Every Day with Rachael Ray (launched in the second quarter of 2006), Cooking for 2 (launched in the third quarter of 2005) and Backyard Living. In addition, advertising pages for Reader's Digest magazine increased and the performance of newsstand products at Reiman improved.
These increases were partially offset by lower circulation revenues for certain cooking titles, and for Reader's Digest magazine due to a change in the mix of the renewal pool to newer subscribers and less reliance on agents.

Operating profit for this segment for the six-month period ended December 31, 2005 increased 7% to $44, compared with $41 for the six-month period ended December 31, 2004. Excluding the effect of foreign currency translation, profits increased 6%. The increase was principally driven by $11 of lower amortization of intangible assets established when we acquired Reiman because the assets reached the end of their useful lives. Lower amortization was partially offset by the revenue changes described above and investments in new products, including our Taste of Home Entertaining business.

Reader's Digest International

Revenues for Reader's Digest International for the six-month period ended December 31, 2005 increased 3% to $536, compared with $521 for the six-month period ended December 31, 2004. Excluding the effect of foreign currency translation, revenues increased 4%. The most significant increases in revenue were in Russia, Australia, Brazil and Germany. Revenues in these markets increased principally due to better response rates to promotional mailings for single sales products. In addition, revenues in new markets, including Romania and Ukraine, increased significantly as we continue to expand those businesses.

These increases were partially offset by lower revenues in the United Kingdom driven by lower response rates to promotional mailings, due to very strong products and promotions in 2005 and to the absence of revenues from Moneywise magazine (which was sold in the second quarter of 2005). Lower response rates to promotional mailings in the Nordic region contributed to the decline.

Operating profit for this segment for the six-month period ended December 31, 2005 decreased 4% to $40, compared with $42 for the six-month period ended December 31, 2004. Excluding the effect of foreign currency translation, profit decreased 1%. The decline in profits was principally driven by lower activity in certain markets, investments in new products, and additional customer acquisition mailings, to increase the size of our active customer base.


Consumer Business Services

Revenues for Consumer Business Services for the six-month period ended December 31, 2005 decreased 6% to $288, compared with $305 for the six-month period ended December 31, 2004.

Revenues at Books Are Fun decreased principally because of fewer events in the corporate fair and display markets, which was attributable to turnover of independent sales representatives in certain regions. Also, lower average sales per event in the corporate and school markets, due to increased competition for events and lower unit sales volumes, contributed to the decline. In order to mitigate the effect of turnover on our independent sales force, we have implemented various retention programs and we continue to aggressively recruit new representatives. These decreases were moderately offset by improved results for developing lines of business.

Revenues at QSP declined principally due to lower volumes for magazines and food products. Volume declines were driven by lower renewal rates of magazine accounts, while lower food product sales (primarily World's Finest Chocolate products) were partly attributed to the after-effects of Hurricanes Katrina and Rita and a labor action in a Canadian territory. The impact of these decreases was mitigated because the rate of same school decline improved significantly when compared with the prior year period. Also, gift revenue increased as a result of improvements made to promotions and the sale of more expensive products.

Operating profit for this segment for the six-month period ended December 31, 2005 decreased 15% to $36, compared with $43 for the six-month period ended December 31, 2004. The decrease in profits was driven by the effects of competitive pressures on margin at Books Are Fun and by increased freight and fuel costs in both businesses. These declines were partially offset by improved profits at QSP due to lower promotion and overhead costs.


Liquidity and Capital Resources

                                                                      Six-month
                                                                    period ended
                                                                  December 31, 2005

  Cash and cash equivalents at June 30, 2005                            $  38
  Net change in cash due to:
    Operating activities                                                   31
    Investing activities                                                   (7)
    Financing activities                                                    8
    Effect of exchange rate changes on cash and cash equivalents           (1)
                                                                        -----
  Net change in cash and cash equivalents                                  31

  Cash and cash equivalents at December 31, 2005                        $  69
                                                                        =====

Cash and cash equivalents increased to $69 as of December 31, 2005, compared with $38 as of June 30, 2005. The increase in cash was principally driven by cash from operations and proceeds from borrowings of $66. During the quarter, cash was used to fund seasonal working capital requirements, stock repurchases and dividend payments.

Debt
As described in Note 11 to the Consolidated Financial Statements included in our 2005 Annual Report to Stockholders, our borrowings include proceeds under our $400 Five-Year Revolving Credit Agreement (2005 Credit Agreement) and $300 in 6 1/2% senior unsecured notes. The interest rate on the 2005 Credit Agreement at December 31, 2005 was LIBOR plus 125 basis points and is subject to change based on our leverage ratio (as defined in the 2005 Credit Agreement). The 2005 Credit Agreement contains financial covenants that require us to maintain minimum interest coverage and maximum leverage ratios, and it is secured by the stock of a substantial portion of our subsidiaries.

As of December 31, 2005, we had $325 of outstanding borrowings under the 2005 Credit Agreement and $300 outstanding under the senior unsecured notes. Interest expense for the three- and six-month periods ended December 31, 2005 was $12 and $23, respectively ($12 and $24 for the three- and six-month periods ended December 31, 2004, respectively). Interest income on cash balances was $2 and $3 for the three- and six-month periods ended
December 31, 2005, respectively ($2 and $3 for the three- and six-month periods ended December 31, 2004, respectively). The weighted average interest rate on our borrowings for the six-month periods ended December 31, 2005 and 2004 was 5.7% and 4.9%, respectively.


Recent Accounting Standards

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004), "Share-Based Payment" (SFAS No. 123R). This statement supersedes SFAS No. 123, "Accounting for Stock-Based Compensation" and SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of FASB Statement No. 123," and Accounting Principles Board Opinion (APB) No. 25, "Accounting for Stock Issued to Employees." The statement is effective for interim or annual periods beginning after June 15, 2005.

Prior to July 1, 2005, we accounted for our stock compensation plans under SFAS No. 123. As permitted under this standard, compensation cost was recognized using the intrinsic value method described in APB No. 25. Effective July 1, 2005, we adopted the fair-value recognition provisions of SFAS No. 123R and Securities and Exchange Commission Staff Accounting Bulletin No. 107 using the modified prospective transition method; therefore, prior periods have not been restated. Compensation cost recognized in the three- and six-month periods ended December 31, 2005 includes compensation cost for all share-based payments granted prior to, but not yet vested as of, July 1, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and compensation cost for all share-based payments granted subsequent to July 1, 2005, based on the grant date fair value estimated in accordance with the provisions of SFAS No.
123R. See Note 3, Stock-Based Compensation, in our Notes to Consolidated Condensed Financial Statements for further information on our compensation plans.

No stock-based compensation cost related to stock options was recognized in the statements of operations for the years ended June 30, 2005 and 2004, as all options granted in these periods had an exercise price equal to the market price at the date of grant. As a result of adopting SFAS No. 123R, our loss before taxes and net loss for the three-month period ended December 31, 2005 are $2 and $1 higher, respectively, than if we had continued to account for stock-based compensation under APB No. 25. For the six-month period ended December 31, 2005, our loss before taxes and net loss were $3 and $2 higher, respectively. This resulted in an increase in our reported basic and diluted loss per share of $0.01 and $0.02 for the three- and six-month periods ended December 31, 2005, respectively. As of December 31, 2005, there was $9 of total unrecognized compensation cost related to nonvested stock options to be recognized over a weighted-average period of
1.2 years.

The fair values of the options granted during the six-month periods ended December 31, 2005 and 2004 were estimated on the dates of their grants under SFAS No. 123R using the Black-Scholes option-pricing model. The risk-free interest rate for the periods within the expected life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. In fiscal 2005, the expected life was based on historical exercises and terminations.
Due to the insignificant number of stock option exercises during the past three fiscal years, in 2006 we have estimated the expected life of options granted to be the midpoint between the average vesting term and the contractual term. The expected volatility for the periods with the expected life of the option is determined using historical volatilities based on historical stock prices.
The expected dividend yield is based on our annual dividend in relation to our historical average stock price. The increase in the dividend yield is attributed to the increased quarterly dividend beginning February 1, 2005.

We also maintain restricted and deferred stock plans. Restricted and deferred stock expense amounted to $2, before taxes of $1 for both three-month periods ended December 31, 2005 and 2004. Restricted and deferred stock expense amounted to $4 and $5, before taxes of $2 and $2 for the six-month periods ended December 31, 2005 and 2004, respectively. As of December 31, 2005, there was $8 of total unrecognized compensation cost related to nonvested restricted and deferred compensation arrangements to be recognized over a weighted-average period of 1.6 years.


Forward-Looking Information

Fiscal 2006 Results

At the beginning of 2006, we commenced a three-year plan targeting annual revenue growth in the low- to mid-single digits and operating profit growth in the high-single to low-double digits. For 2006, our guidance called for revenues to grow in the low- to mid-single digits on a currency-neutral basis, and operating profits to grow in the mid teens. We believe Reader's Digest International will exceed our original profit growth targets (originally targeted to grow in the mid-single digits and now expected to grow by low teens), while Reader's Digest North America will grow operating profit by double digits, and QSP will grow operating profit by high double-digits. We expect profits at Books Are Fun will be lower when compared with 2005. Accordingly, we expect 2006 full-year loss per share to be between $(1.04) and $(0.94) per share, which includes $(1.94) per share related to our goodwill charge at Books Are Fun. This estimate does not include the effect of special items, including restructuring charges, that cannot be forecasted at this time. Also, as we have shifted our focus from stabilization to growth, our cash flows will be affected by the timing of working capital and our investments in the business.

In addition, for the second half of 2006, we believe improved profits will be strongly weighted toward the fourth quarter.



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

Item 4.    CONTROLS AND PROCEDURES

Our management evaluated, with the participation of our principal executive officer and principal financial officer, the effectiveness of our disclosure controls and procedures (as defined in rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

There has been no change in our internal control over financial reporting during the fiscal quarter covered by this report, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

                                                    (c) Total Number of     (d) Maximum Number (or
                        (a) Total                     Shares (or Units)        Approximate Dollar
                        Number of     (b) Average     Purchased as Part       Value) of Shares (or
                        Shares (or     Price Paid       of Publicly          Units) that May Yet Be
                          Units)       per Share      Announced Plans         Purchased Under the
                        Purchased      (or Unit)       or  Programs           Plans or Programs(1)
      Period



October 1 - 31, 2005        --             --             130,000                  82,170,952
November 1 - 30, 2005       --             --             800,000                  69,992,638
December 1 - 31, 2005       --             --             823,000                  57,161,638
                                                        ---------
        Total                                           1,753,000


(1) On April 28, 2005, our Board of Directors authorized our repurchase of up to $100.0 million of our Common Stock over the succeeding two years.


Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the 2005 Annual Meeting of Stockholders of The Reader's Digest
Association, Inc. held on November 18, 2005, the following matters were voted on by stockholders.

Proposal 1: Election of Class 3 Directors to hold office until the 2008 Annual Meeting or until their successors are duly elected and qualified. Each nominee was elected by the votes cast as follows:

                                       For             Withheld

            Lee Caudill             88,984,784         2,417,974
            Walter Isaacson         87,717,600         3,685,158
            John T. Reid            88,973,692         2,429,066
            Thomas O. Ryder         80,672,948        10,729,810

Proposal 2: To approve The Reader's Digest Association, Inc. 2005 Key Employee Long-Term Incentive Plan.

                                                          Broker
            For           Against        Abstain         Non-Votes

        51,331,545       26,193,477      4,881,138       8,996,598


Proposal 3: To approve the business criteria, maximum amount and eligible employees for awards under The Reader's Digest Association, Inc. Senior Management Incentive Plan.

                                                          Broker
            For           Against        Abstain         Non-Votes
        83,716,700        2,747,591      4,938,467               0

Proposal 4: Ratification of the appointment of Ernst & Young, LLP as independent auditors for fiscal 2006.

                                                          Broker
            For           Against        Abstain         Non-Votes
        89,565,186           57,147      1,780,425               0


Item 6. EXHIBITS

 (a)  Exhibits

      10.53 Salary compensation information included in Item 1.01 of our Current Report on Form 8-K dated November 18, 2005 is incorporated herein by reference.

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






                                          The Reader's Digest Association, Inc.
                                          (Registrant)



Date:  February 3, 2006             By:   /s/ THOMAS D. BARRY
                                          Thomas D. Barry
                                          Vice President and
                                          Corporate Controller
                                          (chief accounting officer and
                                          authorized signatory)