Form 10-Q
period 2006-03-31
READERS DIGEST ASSOCIATION INC
filed 2006-05-02
CIK 858558

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

Commission file number: 1-10434

THE READER'S DIGEST ASSOCIATION, INC.
(Exact name of registrant as specified in its charter)

Delaware	13-1726769

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Pleasantville, New York	10570-7000
(Address of principal executive offices)	(Zip Code)

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

As of April 28, 2006, 96,369,633 shares of the registrant's common stock were outstanding.

Page 1 of 30 pages.

THE READER'S DIGEST ASSOCIATION, INC. AND SUBSIDIARIES

Index to Form 10-Q

March 31, 2006

The Reader's Digest Association, Inc. and Subsidiaries
Consolidated Condensed Statements of Operations
Three-month and nine-month periods ended March 31, 2006 and 2005
(In millions, except per share data)
(unaudited)

	Three-month period ended		Nine-month period ended
	March 31,		March 31,
	2006	2005	2006	2005

Revenues	$547.4	$544.9	$1,829.0	$1,832.9
Product, distribution and editorial expenses	(236.7)	(232.5)	(759.0)	(743.9)
Promotion, marketing and administrative expenses	(300.7)	(309.5)	(958.6)	(1,033.8)
Goodwill charge	---	(129.0)	(187.8)	(129.0)
Other operating items, net	---	5.2	3.4	12.4
Operating (loss) profit	10.0	(120.9)	(73.0)	(61.4)
Other expense, net	(9.1)	(9.0)	(28.7)	(30.7)
(Loss) income before provision for income taxes	0.9	(129.9)	(101.7)	(92.1)
Income tax benefit (provision)	0.1	0.3	(27.9)	(9.9)
Net (loss) income	$1.0	$(129.6)	$(129.6)	$(102.0)
Basic (loss) earnings per share:
Weighted average common shares outstanding	95.3	97.6	96.5	97.4
Basic (loss) earnings per share	$0.01	$(1.33)	$(1.35)	$(1.06)
Diluted (loss) earnings per share:
Adjusted weighted average common shares outstanding	96.7	97.6	96.5	97.4
Diluted (loss) earnings per share	$0.01	$(1.33)	$(1.35)	$(1.06)

Dividends per common share	$0.10	$0.10	$0.30	$0.20

See accompanying Notes to Consolidated Condensed Financial Statements.

The Reader's Digest Association, Inc. and Subsidiaries
Consolidated Condensed Balance Sheets
As of March 31, 2006 and June 30, 2005
(In millions)

	March 31,	June 30,
	2006 (unaudited)	2005
Assets

Cash and cash equivalents	$59.9	$37.7
Accounts receivable, net	273.3	233.9
Inventories	198.5	162.4
Prepaid and deferred promotion costs	39.1	53.8
Prepaid expenses and other current assets	186.0	144.9
Total current assets	756.8	632.7
Property, plant and equipment, net	117.1	119.3
Goodwill	693.4	880.9
Other intangible assets, net	126.1	137.8
Prepaid pension assets	320.5	307.9
Other noncurrent assets	90.2	102.0
Total assets	$2,104.1	$2,180.6
Liabilities and stockholders' equity
Accounts payable	$135.3	109.8
Loans and notes payable	0.6	---
Accrued expenses	236.0	267.4
Income taxes payable	29.2	34.5
Unearned revenue	437.9	395.5
Other current liabilities	10.4	12.4
Total current liabilities	849.4	819.6
Long-term debt	612.4	559.2
Unearned revenue	141.0	133.0
Accrued pension	117.8	121.5
Postretirement and postemployment benefits other than pensions	95.2	96.7
Other noncurrent liabilities	112.1	84.4

Total liabilities	1,927.9	1,814.4
Capital stock	30.4	21.2
Paid-in capital	204.3	206.8
Retained earnings	1,061.7	1,221.6
Accumulated other comprehensive loss	(79.4)	(84.1)
Treasury stock, at cost	(1,040.8)	(999.3)
Total stockholders' equity	176.2	366.2
Total liabilities and stockholders' equity	$2,104.1	$2,180.6

See accompanying Notes to Consolidated Condensed Financial Statements.

The Reader's Digest Association, Inc. and Subsidiaries
Consolidated Condensed Statements of Cash Flows
Nine-month periods ended March 31, 2006 and 2005
(In millions)
(unaudited)

	Nine-month period ended
	March 31,
	2006	2005
Cash flows from operating activities

Net loss	$(129.6)	$(102.0)
Depreciation and amortization	28.1	45.0
Goodwill charge	187.8	129.0
Amortization of debt issue costs	1.1	3.1
Stock-based compensation	11.0	8.2
Net gains on sales of long-term assets	(3.6)	(12.6)
Changes in operating assets and liabilities, net of effects of dispositions:
Accounts receivable, net	(37.5)	(22.7)
Inventories	(35.8)	(27.1)
Prepaid and deferred promotion costs	14.7	60.4
Other assets	(26.5)	5.0
Unearned revenues	49.2	29.0
Deferred taxes	6.5	3.4
Accounts payable and accrued expenses	(4.8)	3.6
Other liabilities	(3.5)	(8.4)

Net change in cash due to operating activities	57.1	113.9
Cash flows from investing activities
Proceeds from other long-term investments and sales of businesses	0.4	4.1
Proceeds from sales of property, plant and equipment	3.7	58.0
Purchase of intangible assets	(0.5)	---
Capital expenditures	(14.6)	(13.0)
Net change in cash due to investing activities	(11.0)	49.1
Cash flows from financing activities
Proceeds / (repayments) from borrowings, net	53.8	(36.5)
Repayments of term loan	---	(111.0)
Dividends paid	(30.0)	(20.5)
Cash paid for financing fees	---	(0.5)
Treasury stock repurchases	(45.5)	---
Proceeds from employee stock purchase plan and exercise of stock options	1.5	1.4
Other, net	(3.8)	(2.3)
Net change in cash due to financing activities	(24.0)	(169.4)
Effect of exchange rate changes on cash	0.1	4.8
Net change in cash and cash equivalents	22.2	(1.6)
Cash and cash equivalents at beginning of period	37.7	50.3
Cash and cash equivalents at end of period	$59.9	$48.7
See accompanying Notes to Consolidated Condensed Financial Statements.

The Reader's Digest Association, Inc. and Subsidiaries
Notes to Consolidated Condensed Financial Statements
(Dollars in millions, except per share data)
(unaudited)

Unless indicated otherwise, references in Notes to Consolidated Condensed Financial Statements to “we,” “us” and “our” are to The Reader’s Digest Association, Inc. and subsidiaries. All references to 2006 and 2005, unless otherwise indicated, are to fiscal 2006 and fiscal 2005, respectively. Our fiscal year is the period from July 1 through June 30.

(1) Basis of Presentation and Use of Estimates

The accompanying consolidated condensed financial statements include the accounts of The Reader’s Digest Association, Inc. and its majority-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. These statements and accompanying notes have not been audited but, in the opinion of management, have been prepared in conformity with U.S. generally accepted accounting principles, applying certain assumptions and estimates, including all adjustments considered necessary to present such information fairly. Included in the adjustments for the nine-month period ended March 31, 2006 is a goodwill charge related to Books Are Fun. See Note 8, Goodwill and Other Intangible Assets, Net, for further information. All other adjustments are of a normal recurring nature. Although these estimates are based on management’s knowledge of current events and actions that we may undertake in the future, actual results may ultimately differ from those estimates. The accompanying consolidated condensed financial statements should be read in conjunction with the audited consolidated financial statements included in our 2005 Annual Report to Stockholders.

We report on a fiscal year that begins July 1. The three-month periods ended March 31, 2006 and 2005 are the third fiscal quarters of 2006 and 2005, respectively. Operating results for any interim period are not necessarily indicative of the results for an entire year due to the seasonality of our business.

In some instances certain prior period amounts have been reclassified to conform to the current year presentation.

Recent Accounting Standards

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004), “Share-Based Payment” (SFAS No. 123R). This statement supersedes SFAS No. 123, “Accounting for Stock-Based Compensation” and SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of FASB Statement No. 123,” and Accounting Principles Board Opinion (APB) No. 25, “Accounting for Stock Issued to Employees.” The statement is effective for interim or annual periods beginning after June 15, 2005. Accordingly, effective July 1, 2005, we adopted the fair-value recognition provisions of SFAS No. 123R. See Note 3, Stock-Based Compensation, for further information on the adoption of SFAS No. 123R.

(2) Basic and Diluted (Loss) Earnings Per Share

Basic (loss) earnings per share is computed by dividing net (loss) income less preferred stock dividend requirements by the weighted average number of common shares outstanding during the period. The preferred stock dividend requirements were $0.3 for each of the three-month periods ended March 31, 2006 and 2005 and $1.0 for each of the nine-month periods ended March 31, 2006 and 2005.

Diluted earnings per share is computed in the same manner except that the weighted average number of common shares outstanding assumes the exercise and conversion of certain stock options and vesting of certain restricted stock. For the three-month period ended March 31, 2006, the incremental weighted average shares attributed to the assumed exercise, conversion and vesting of stock options and restricted stock were 1.4 million. In addition, options to purchase 10.8 million shares were not included in the calculation of diluted earnings per share for the three-month period ended March 31, 2006 since the effect of including these options would have been anti-dilutive. For the nine-month period ended March 31, 2006, 15.0 million stock options and restricted stock outstanding were excluded from the diluted loss per share calculations since the effect of including these options would have been anti-dilutive. Accordingly, our diluted loss per share for the nine-month period ended March 31, 2006 is calculated using the basic weighted average number of common shares outstanding.

For the three- and nine-month periods ended March 31, 2005, 15.4 million stock options and restricted stock outstanding were excluded from the diluted loss per share calculations since the effect of including these options and restricted stock would have been anti-dilutive. Accordingly, our diluted loss per share for the three- and nine- month periods ended March 31, 2005 is calculated using the basic weighted average number of common shares outstanding.

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

Prior to July 1, 2005, we accounted for these plans under SFAS No. 123. As permitted under this standard, compensation cost was recognized using the intrinsic value method described in APB No. 25. Effective July 1, 2005, we adopted the fair-value recognition provisions of SFAS No. 123R and Securities and Exchange Commission Staff Accounting Bulletin No. 107 using the modified prospective transition method; therefore, prior periods have not been restated. Compensation cost recognized in the three- and nine-month periods ended March 31, 2006 includes compensation cost for all share-based payments granted prior to, but not yet vested as of July 1, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and compensation cost for all share-based payments granted subsequent to July 1, 2005, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123R.

Stock Options

Stock options are granted with exercise prices not less than the fair market value of our Common Stock at the time of the grant, and with an exercise term (as determined by the Committee) not to exceed 10 years. The Committee determines the vesting period for our stock options. Generally, such stock options become exercisable over four years. Option awards usually provide for accelerated vesting upon retirement, death or disability. During the nine-month periods ended March 31, 2006 and 2005 we granted 1.3 million and 1.9 million options, respectively.

No stock-based compensation cost related to stock options was recognized in the statements of operations for the years ended June 30, 2005 and 2004, as all options granted in these periods had an exercise price equal to the market price at the date of grant. As a result of adopting SFAS No. 123R, our income before taxes and net income for the three-month period ended March 31, 2006 are $1.7 and $1.1 lower, respectively, than if we had continued to account for stock-based compensation under APB No. 25. For the nine-month period ended March 31, 2006, our loss before taxes and net loss are $5.0 and $3.1 higher, respectively. This resulted in a decrease in our reported basic and diluted income per share of $0.01 for the three-month period ended March 31, 2006 and an increase in our reported basic loss per share of $0.03 for the nine-month period ended March 31, 2006. Compensation expense is recognized in the promotion, marketing and administrative expenses line item of our statements of operations on a ratable basis over the vesting periods. There were no capitalized stock-based compensation costs at March 31, 2006 and 2005. As of March 31, 2006, there was $8.2 of total unrecognized compensation cost related to nonvested stock options to be recognized over a weighted-average period of 1.5 years.

The intrinsic values of options exercised during the nine-month periods ended March 31, 2006 and 2005 were not significant. The total cash received from the exercise of stock options was $0.5 and $0.7 for the nine-month periods ended March 31, 2006 and 2005, respectively, and is classified as financing cash flows. Shares are issued from treasury stock upon exercise of the options. Prior to the adoption of SFAS No. 123R, we presented all tax benefits of deductions resulting from the exercise of stock options as operating cash flows in the statements of cash flows. SFAS No. 123R requires that cash flows from tax benefits attributable to tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) be classified as financing cash flows. We did not have any significant excess tax benefits for the nine-month period ended March 31, 2006.

The fair values of the options granted during the nine-month periods ended March 31, 2006 and 2005 were estimated on the dates of their grants using the Black-Scholes option-pricing model on the basis of the following weighted average assumptions:

	March 31, 2006	March 31, 2005
Risk-free interest rate	4.2%	3.4%
Expected life	6.25 years	4.1 years
Expected volatility	31.7%	32.9%
Expected dividend yield	2.6%	1.2%
Weighted-average fair value of options granted	$4.39	$4.43

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

Changes in outstanding options are as follows:
	Options (000’s)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (yrs.)	Aggregate Intrinsic Value
Outstanding at June 30, 2005	12,757	$23.76
Granted	1,327	$15.13
Exercised	(39)	$14.41
Canceled	(753)	$29.74
Options outstanding at March 31, 2006	13,292	$22.59	5.21	$2.1
Options vested or expected to vest at March 31, 2006	12,793	$22.89	5.10	$1.9
Options exercisable at March 31, 2006	9,640	$25.42	4.10	$1.0
Options available for grant at March 31, 2006	3,485

The table below presents the pro forma effect on net loss and basic and diluted losses per share if we had applied the fair value recognition provision to options granted under our stock option plans for the three- and nine-month periods ended March 31, 2005. For purposes of this pro forma disclosure, the value of the options is estimated using the Black-Scholes option-pricing model and amortized to expense over the options’ vesting periods.

	Three-month period ended March 31, 2005	Nine-month period ended March 31, 2005

Net loss, as reported	$(129.6)	$(102.0)
Less: stock-based compensation expense determined using the fair value based method, net of tax	(1.4)	(5.0)

Net loss, pro forma	$(131.0)	$(107.0)
Basic loss per share, as reported	$(1.33)	$(1.06)
Basic loss per share, pro forma	$(1.35)	$(1.11)

Diluted loss per share, as reported	$(1.33)	$(1.06)
Diluted loss per share, pro forma	$(1.35)	$(1.11)

For the three- and nine-month periods ended March 31, 2005, $1.8 and $5.4, net of tax, respectively, of expenses related to restricted and deferred stock are included in our net loss and losses per share, as reported.

Restricted Stock and Deferred Stock

Restricted Stock - Restricted stock are shares of Common Stock that are subject to restrictions on transfer and risk of forfeiture until the fulfillment of specified conditions. In 2005, the market value of restricted stock awards on the date of grant was recorded as a reduction of capital stock. In connection with the adoption of SFAS No. 123R in 2006, we reclassified the unamortized restricted stock to paid-in capital. Restricted stock is expensed ratably over the term of the restriction period, ranging from two to four years. Restricted stock expense for the three-month periods ended March 31, 2006 and 2005, amounted to $1.6 and $2.5, respectively, before taxes of $0.6 and $1.0, respectively. Restricted stock expense for the nine-month periods ended March 31, 2006 and 2005, amounted to $4.8 and $7.0, respectively, before taxes of $1.8 and $2.3, respectively.

Deferred Stock - Deferred stock are rights to receive shares of Common Stock upon the fulfillment of specified conditions. We offer deferred stock outside the United States. Deferred stock is similar to restricted stock in all respects, except that deferred stock is issued to the employee at the completion of the vesting period. We recognized expense of $0.5 before taxes of $0.2, during both three-month periods ended March 31, 2006 and 2005, respectively, related to these awards. We recognized expense of $1.2, before taxes of $0.5, during both nine-month periods ended March 31, 2006 and 2005 related to those awards.

A summary of the status of our nonvested shares for both restricted and deferred stock as of March 31, 2006 and changes during the nine-months ended March 31, 2006, is as follows:

Nonvested Shares	Shares (000’s)	Weighted Average Grant Date Fair Value
Nonvested at June 30, 2005	2,416	$15.01
Granted	174	$15.09
Vested(1)	(798)	$13.17
Forfeitures	(63)	$14.79
Nonvested at March 31, 2006	1,729	$14.77
(1) The shares vested during the nine-months ended March 31, 2006 includes approximately 236,426 shares of our Common Stock surrendered by employees in order to fulfill their tax withholding obligations.

The fair value of nonvested shares is determined based on the average of the high and low stock price of our Common Stock on the grant date. The weighted-average grant date fair values of nonvested shares granted during the nine-month periods ended March 31, 2006 and 2005 were $15.09 and $15.64, respectively. As of March 31, 2006, there was $6.9 of total unrecognized compensation cost related to nonvested restricted and deferred stock arrangements to be recognized over a weighted-average period of 1.6 years.

(4) Revenues and Operating (Loss) Profit by Reportable Segment

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

	Three-month period ended		Nine-month period ended
	March 31,		March 31,
	2006	2005	2006	2005
Revenues
Reader’s Digest North America	$219.8	$211.2	$694.5	$689.2
Reader’s Digest International	236.5	238.8	772.3	759.8
Consumer Business Services	96.9	99.3	385.5	404.6
Intercompany eliminations	(5.8)	(4.4)	(23.3)	(20.7)

Total revenues	$547.4	$544.9	$1,829.0	$1,832.9
Operating (loss) profit
Reader’s Digest North America	$24.1	$21.9	$68.2	$63.0
Reader’s Digest International	4.9	7.3	44.9	49.2
Consumer Business Services	(8.9)	(4.1)	27.4	38.6
Magazine deferred promotion amortization(1)	---	(13.1)	---	(64.7)
Goodwill charge(2)	---	(129.0)	(187.8)	(129.0)
Corporate Unallocated(3)	(10.1)	(9.1)	(29.1)	(30.9)
Other operating items, net(4)	---	5.2	3.4	12.4

Operating (loss) profit	$10.0	$(120.9)	$(73.0)	$(61.4)

Intercompany eliminations
Reader’s Digest North America	$(2.5)	$(1.8)	$(8.9)	$(7.5)
Reader’s Digest International	(1.7)	(0.9)	(4.9)	(2.9)
Consumer Business Services	(1.6)	(1.7)	(9.5)	(10.3)

Total intercompany eliminations	$(5.8)	$(4.4)	$(23.3)	$(20.7)

(1)
In connection with our change to expensing magazine deferred promotion costs when the promotion is mailed to prospective customers, our reportable segment operating (loss) profit in 2005 includes such expenses as incurred. Amortization of previously deferred promotion costs is not included in segment results reviewed by our chief operating decision maker. For the three-month period ended March 31, 2005, magazine deferred promotion amortization relates: 89% to Reader’s Digest North America and 11% to Reader’s Digest International. For the nine-month period ended March 31, 2005, magazine deferred promotion amortization relates 88% to Reader’s Digest North America and 12% to Reader’s Digest International.

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

(4)
Other operating items include gains on sales of certain non-strategic assets and, therefore, are not included in segment results reviewed by our chief operating decision maker. See Note 6, Other Operating Items and Restructuring Charges, for further information. In previous periods, such amounts were included in other expense, net, and have been reclassified to other operating items to conform to the current period presentation.

(5) Comprehensive (Loss) Income

Accumulated other comprehensive loss as reported in our balance sheets primarily represents foreign currency translation adjustments. The components of comprehensive (loss) income, net of related tax, for the three- and nine-month periods ended March 31, 2006 and 2005 were as follows:

	Three-month period ended		Nine-month period ended
	March 31,		March 31,
	2006	2005	2006	2005
Net (loss) income	$1.0	$(129.6)	$(129.6)	$(102.0)
Change in:
Foreign currency translation adjustments	1.4	(3.5)	4.7	11.8
Net unrealized gains (losses) on certain derivative transactions	---	0.1	---	0.2
Total comprehensive (loss) income	$2.4	$(133.0)	$(124.9)	$(90.0)

(6) Other Operating Items and Restructuring Charges

Included in other operating items in the accompanying statements of operations for the nine-month periods ended March 31, 2006 and 2005 are gains from the sales of certain non-strategic assets totaling $3.4 and $12.4, respectively. Gains on the sales of certain assets in 2006 included $2.5 from the sale of our building in Mexico in the first quarter and $0.5 from the sale of certain fine art in the second quarter. Gains on the sales of certain assets in the second quarter of 2005 included $1.7 from the sale of our building in Australia, $3.0 from the sale of Moneywise magazine in the United Kingdom and Crafting Traditions magazine in the United States, $1.2 from the sales of certain fine art and $1.2 from the sale of other non-strategic assets. The third quarter of 2005 included a gain of $5.3 from the sale of our building in Portugal.

The components of restructuring charges previously recognized and currently included in accrued expenses on the accompanying balance sheets are described in further detail below:

•
Severance Costs - These accruals represent the cost to separate employees from our operations as a result of actions taken to streamline the organizational structure. This separation is accomplished through a combination of voluntary and involuntary severance programs. Accordingly, the positions to be separated were identified when the charge was recorded.

•	Contract Terminations - These accruals represent anticipated costs to terminate contractual obligations in connection with streamlining activities.

The table below reflects changes for the nine-month period ended March 31, 2006 to accruals recorded in previous periods. The majority of the reserves remaining relate to on-going severance payments and guaranteed minimum payments for multi-year product agreements that have already been discontinued. Most of the spending to date relates to severance costs. Of the approximately 880 positions identified to be separated under the charges recorded in fiscal 2003, 2004 and 2005, approximately 97% have been separated from the business as of March 31, 2006.

Initial year of charge	Balance at June 30, 2005	Spending	Balance at March 31, 2006

2002 & prior	$1.7	$0.2	$1.5
2003	1.8	1.1	0.7
2004	3.7	2.3	1.4
2005	2.9	1.3	1.6
Total	$10.1	$4.9	$5.2

(7) Inventories

	March 31, 2006	June 30, 2005	March 31, 2005

Raw materials	$12.3	$11.5	$10.2
Work-in-progress	3.2	5.6	3.8
Finished goods	183.0	145.3	169.2
Total inventories	$198.5	$162.4	$183.2

(8) Goodwill and Other Intangible Assets, Net

Changes in the carrying amount of goodwill by segment for the nine-month period ended March 31, 2006, are as follows:

	Reader’s Digest North America	Consumer Business Services	Total

Balance as of June 30, 2005	$687.5	$193.4	$880.9
Impact of foreign currency translation on goodwill balances outside the United States	---	0.3	0.3
Goodwill charge	---	(187.8)	(187.8)
Balance as of March 31, 2006	$687.5	$5.9	$693.4

At least annually (in the third quarter), we review the carrying amount of goodwill and other intangibles with indefinite lives in our reporting units for recoverability. Reiman and Books Are Fun are our primary reporting units in Reader’s Digest North America and Consumer Business Services, respectively. In interim periods, we continually monitor changes in our businesses for indicators of impairments. Due to the shortfall in Books Are Fun’s operating performance relative to our expectations during our peak selling season, we were required to review goodwill balances related to this business in the second quarter. The decline in performance was attributed to competitive pressure on margin and turnover of independent sales representatives. Based on our assessment, Books Are Fun recorded a charge of $187.8 in the second quarter of 2006 to write off its remaining goodwill. The fair value of Books Are Fun was determined by a third-party appraiser using a combination of discounted net cash flows and an assessment of comparable companies in the marketplace. The annual recoverability tests for the remaining units were performed during the third quarter and we determined that no other goodwill and intangible losses have occurred.

The following categories of acquired intangible assets are included in other intangible assets, net, on the balance sheets, as of March 31, 2006 and June 30, 2005.

	March 31, 2006		June 30, 2005
	Gross	Net	Gross	Net

Intangible assets with indefinite lives:
Tradenames	$89.7	$89.7	$89.7	$89.7

Intangible assets with finite lives:
Licensing agreements	58.1	28.1	57.3	31.9
Customer lists	138.3	8.3	137.8	16.2
Other tradenames and noncompete agreements	1.9	---	3.0	---
Total intangible assets	$288.0	$126.1	$287.8	$137.8

Amortization related to intangible assets with finite lives amounted to $4.2 and $12.6 for the three- and nine-month periods ended March 31, 2006, respectively. For the three- and nine-month periods ended March 31, 2005 amortization amounted to $9.9 and $29.7, respectively. Our World’s Finest Chocolate licensing agreement (discussed below) is principally amortized over the initial 10-year contract term, with a portion being amortized over the remaining 15-year term of our amended agreement. Customer lists are being amortized principally between three and six years. Estimated annual amortization expense for intangible assets with finite lives by fiscal year is as follows: 2006 - $16.2; 2007 - $10.9; 2008 - $6.1; 2009 - $5.8; and 2010 - $5.8.

Licensing Agreement

In May 2000, QSP, Inc. entered into a long-term licensing agreement with World’s Finest Chocolate, Inc. In September 2002, this agreement was amended to extend the term of the original agreement by 10 years, reduce the annual minimum tonnage purchase requirements, favorably adjust pricing and permit QSP to sell World’s Finest Chocolate products through marketing channels other than fundraising, under specified circumstances. The cost associated with the agreement was assigned to licensing agreements and is included in other intangible assets, net on the balance sheets. Amounts paid in connection with this agreement have been assigned to various amortization periods through 2020 (the remaining period of the amended agreement). This asset will be substantially amortized by 2010.

The approximate annual minimum purchase amounts under the amended agreement by calendar year are: 2005 - $58.8; 2006 - $60.8; 2007 - $62.6; 2008 - $64.5; 2009 - $66.4; and approximately $79.7 per year from 2010 through 2020. These amounts are estimates based on defined minimum tonnage requirements, as stipulated in the amended agreement, and nominal price increases.

(9) Debt

As described in Note 11 to the Consolidated Financial Statements included in our 2005 Annual Report to Stockholders, our borrowings include proceeds under our $400.0 Five-Year Revolving Credit Agreement (2005 Credit Agreement) and $300.0 in 6½% senior unsecured notes due in 2011. On April 19, 2005, we entered into an amendment to our 2005 Credit Agreement, which increased the aggregate principal amount available to $500.0, increased the maximum leverage ratio (as defined in the amendment) and increased pricing when the leverage ratio is at higher levels. The interest rate on the 2005 Credit Agreement at March 31, 2006 is at LIBOR plus 125 basis points and is subject to change based on our leverage ratio. The amended 2005 Credit Agreement contains financial covenants that require us to maintain minimum interest coverage and maximum leverage ratios, and it is secured by the stock of a substantial portion of our subsidiaries.

As of March 31, 2006, we had $312.4 of outstanding borrowings under the 2005 Credit Agreement and $300.0 outstanding under the senior unsecured notes. Interest expense for the three- and nine-month periods ended March 31, 2006 was $12.1 and $34.7, respectively ($11.8 and $35.6 for the three- and nine-month periods ended March 31, 2005, respectively). Interest income on cash balances was $2.0 and $5.3 for the three- and nine-month periods ended March 31, 2006, respectively ($1.7 and $4.3 for the three- and nine-month periods ended March 31, 2005, respectively). The weighted average interest rate on our borrowings for the nine-month periods ended March 31, 2006 and 2005 was 5.8% and 5.1%, respectively.

(10) Pension Information

We sponsor various pension plans, including those for employees in the United States, international employees and supplemental plans for executives. The largest plan, covering substantially all employees in the United States, is a cash balance plan.

The table below details the components of our net periodic pension (benefit) cost for the three- and nine-month periods ended March 31, 2006 and 2005.

	Three-month period ended		Nine-month period ended
	March 31,		March 31,
	2006	2005	2006	2005
Service cost	$4.1	$4.8	$12.3	$14.3
Interest cost	11.1	11.2	33.3	33.4
Expected return on plan assets	(17.2)	(18.2)	(51.7)	(54.2)
Amortization of prior service cost	(0.3)	(0.2)	(0.9)	(0.8)
Recognized actuarial gain	1.7	0.8	5.3	2.4
Net periodic pension (benefit) cost	$(0.6)	$(1.6)	$(1.7)	$(4.9)

For the three- and nine-month periods ended March 31, 2006, approximately $2.6 and $6.2, respectively, was contributed to our international pension plans. Because the Retirement Plan in the United States is over-funded, we did not make any contributions during the nine-month period ended March 31, 2006. The U.S. supplemental retirement plans are not qualified under the Internal Revenue Code because they are available only to certain executives. We pay the benefits under these unfunded plans as the obligations are incurred ($2.7 and $6.1 during the three- and nine-month periods ended March 31, 2006).

We also sponsor certain postretirement benefit plans in the U.S. and Canada. The table below details the components of our net periodic postretirement cost (benefit) for the three- and nine-month periods ended March 31, 2006 and 2005.

	Three-month period ended		Nine-month period ended
	March 31,		March 31,
	2006	2005	2006	2005
Service cost	$0.2	$0.2	$0.6	$0.8
Interest cost	1.1	1.3	3.2	3.8
Amortization of prior service cost	(0.7)	(0.4)	(2.1)	(1.3)
Net periodic postretirement cost	$0.6	$1.1	$1.7	$3.3

(11) Share Repurchase Authorization

In April 2005, we announced a $100.0 share repurchase authorization. In the nine-month period ended March 31, 2006, we repurchased approximately 2.8 million shares for $43.5. As of March 31, 2006, we have repurchased approximately 3.2 million shares for $50.5.

(12) Income Taxes

Although we recognized a loss for the nine-month period ended March 31, 2006, we recorded a tax expense because of the non-deductible write-down of goodwill at Books Are Fun. The $27.9 of tax expense recorded included net discrete tax benefits of $4.6, principally from the settlement of a tax audit in a foreign country and changes in our estimates of permanent book-to-tax differences, as a result of filing our tax return for fiscal 2005.

(13) Acquisitions

On April 20, 2006, we acquired Allrecipes.com for approximately $66.0. Allrecipes.com is an online community food and cooking website that leverages an active and growing network of home cooks to generate revenue from advertising sponsorships and retail licensing. The results of Allrecipes.com will be included in our Reader’s Digest North America reportable segment in the fourth quarter.

The Reader's Digest Association, Inc. and Subsidiaries
Management's Discussion and Analysis
of Financial Condition and Results of Operations
(Dollars in millions, except per share data)
(unaudited)

Unless indicated otherwise, references in Management's Discussion and Analysis to “we,” “us” and “our” are to The Reader’s Digest Association, Inc. and subsidiaries. All references to 2006 and 2005, unless otherwise indicated, are to fiscal 2006 and fiscal 2005, respectively. Our fiscal year is the period from July 1 through June 30.

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

Three-Month Period Ended March 31, 2006, Compared With Three-Month Period Ended March 31, 2005

Results of Operations: Company-Wide

Overview

The third quarter of 2006 was characterized by revenue growth for Reader’s Digest North America and Reader’s Digest International (on a constant currency basis) due in part to new products and geographic expansion. In the third quarter of 2006 we launched two new editions of Reader’s Digest magazine in Central Europe and a new magazine in Germany, and we started selling our products in three new markets. We also invested in new magazine titles and products, including our Taste of Home Entertaining business. Books Are Fun continued to experience the effect of competitive pressures, while QSP was slightly better than the prior year.

Revenues

Revenues for the third quarter of 2006 increased to $547, compared with $545 for the third quarter of 2005. Excluding the effect of foreign currency translation, revenues increased 2%. Revenues for Reader’s Digest International and Reader’s Digest North America increased, while revenues for Consumer Business Services declined.

Increased mail quantities and improved response rates to promotional mailings in certain established markets drove the improvement in revenues for Reader’s Digest International. Additionally, revenues from 10 new markets further increased revenues. These increases were partially offset by weaker sales in certain smaller markets.

Improved revenues for Reader’s Digest North America were principally driven by circulation growth from new magazine titles, especially those related to our food affinity, and increased advertising pages in Reader’s Digest magazine. Strong performance of certain single sales books and home entertainment products in the United States and Canada contributed to the improvement. These increases were partially offset by lower sales of certain book annual products.

In Consumer Business Services, fewer events in certain lines of business adversely affected Books Are Fun, while QSP benefited from increased sales volumes of World’s Finest Chocolate products.

Operating (Loss) Profit

Operating profit for the third quarter of 2006 was $10, compared with a loss of $(121) for the third quarter of 2005. The comparability of results was affected by two significant items recorded in 2005: the write-down of Books Are Fun goodwill of $(129) and the amortization of previously deferred magazine promotion costs of $(13) (these items are more fully explained in our 2005 Annual Report to Stockholders). In addition, profits in Reader’s Digest North America improved. Lower profits for Consumer Business Services and Reader’s Digest International, as well as lower gains from the sales of non-strategic assets, partially offset these increases.

Increased profits for Reader’s Digest North America were driven by lower amortization of intangible assets that were established when we acquired Reiman (because the assets reached the end of their useful lives) and strong performance of certain single sales products in the United States and Canada. These improvements were partially offset by investments in strategic growth initiatives and a U.S. postage rate increase.

Profits for Consumer Business Services were adversely affected by lower revenue activity, competitive pressures on profit margins, and costs incurred to recruit and retain independent sales representatives at Books Are Fun. These declines were partially offset by lower overhead costs at QSP because of cost-reduction measures initiated in previous periods.

In addition, lower profits for Reader’s Digest International were principally driven by the timing of promotional campaigns, in favor of the fourth quarter of 2006, lower membership for certain series products, and investments in new products and new customer acquisition efforts.

Corporate Unallocated expenses in the third quarter of 2006 were $10, compared with $9 in the third quarter of 2005. The slight increase in these costs was principally attributable to stock option expense (see Recent Accounting Standards, below, for additional information) and lower net pension income. These costs were partially offset by lower incentive expenses.

Other Operating Items
Other operating items in 2006 were lower because the prior year period included gains of $5 from the sale of real estate in an international market.

Other Expense, Net

Other expense, net was $(9) in both the third quarters of 2006 and 2005. This caption is principally composed of interest expense and interest income.

Income Taxes

For the third quarter of 2006, we recognized a net tax benefit because of changes in our estimates of permanent book-to-tax differences, as a result of filing our tax return for fiscal 2005. The benefit recognized in the third quarter of 2005 was principally driven by the pre-tax loss, partially offset by recognition of a tax liability as a result of an ongoing IRS tax audit. However, this benefit was not affected by the write-down of goodwill at Books Are Fun because the charge was not deductible for tax purposes.

Net (Loss) Income and (Loss) Earnings Per Share

As a result of the activities described above, net income for the third quarter of 2006 was $1 or $0.01 for both basic and diluted earnings per share, compared with a net loss of $(130), or $(1.33) per share for both basic and diluted loss per share for the third quarter of 2005. For the third quarter of 2005, the effect of potentially dilutive shares was not considered in the calculation of loss per share because such shares would have been anti-dilutive.

Results of Operations: Reportable Segments

The following chart details our revenues, profit (loss) and other operating items, net.

	Three-month period ended
	March 31,
	2006	2005
Revenues
Reader’s Digest North America	$220	$211
Reader’s Digest International	237	239
Consumer Business Services	97	99
Intercompany eliminations	(7)	(4)
Total revenues	$547	$545
Operating (loss) profit
Reader’s Digest North America	$24	$22
Reader’s Digest International	5	7
Consumer Business Services	(9)	(4)
Magazine deferred promotion amortization(1)	---	(13)
Goodwill charge(2)	---	(129)
Corporate Unallocated(3)	(10)	(9)
Other operating items, net(4)	---	5
Operating (loss) profit	$10	$(121)
Intercompany eliminations
Reader’s Digest North America	$(3)	$(2)
International Businesses	(2)	(1)
Consumer Business Services	(2)	(1)
Total intercompany eliminations	$(7)	$(4)

(1)
In connection with our change to expensing magazine deferred promotion costs when the promotion is mailed to prospective customers, our reportable segment operating results in 2005 include such expenses as incurred. Amortization of previously deferred promotion costs is not included in segment results reviewed by our chief operating decision maker. Magazine deferred promotion amortization relates 89% to Reader's Digest North America and 11% to Reader's Digest International.

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

(4)
Other operating items include gains on sales of certain non-strategic assets and, therefore, are not included in segment results reviewed by our chief operating decision maker. See Note 6, Other Operating Items and Restructuring Charges, in our Notes to Consolidated Condensed Financial Statements for further information. In previous periods, such amounts were included in other expense, net, and have been reclassified to other operating items to conform to the current period presentation.

Reader’s Digest North America

Revenues for Reader’s Digest North America for the third quarter of 2006 increased 4% to $220, compared with $211 for the third quarter of 2005. Excluding the effect of foreign currency translation, revenues increased 3%.
Increased revenues were principally driven by the addition of revenues from newer magazines and improved advertising revenues for Reader’s Digest magazine.

Magazine revenues improved based on growth in circulation for newer titles, including Every Day with Rachael Ray (launched in the second quarter of 2006), Cooking for 2 (launched in the third quarter of 2005) and Birds & Blooms Extra (launched in the fourth quarter of 2005). In addition, advertising pages for Reader’s Digest magazine were higher. These increases were partially offset by lower circulation revenues for certain cooking titles at Reiman, and for Reader’s Digest magazine, because of a change in the mix of the renewal pool to newer subscribers and less reliance on agents.

Lower sales of certain established Reiman-inspired book annual products and declining membership in Select Editions was offset by the performance of strong single sales products in the United States and Canada.

Operating profit for the third quarter of 2006 increased 10% to $24, compared with $22 for the third quarter of 2005. Excluding the effect of foreign currency translation, profit increased 9%. The increase in profits was principally driven by $6 of lower amortization of intangible assets established when we acquired Reiman because the assets reached the end of their useful lives. Lower amortization, coupled with the revenue changes described above, were partially offset by investments in new magazine titles and products, including our Taste of Home Entertaining business, and the effects of a 5% U.S. postage rate increase that went into effect at the beginning of the quarter.

Reader’s Digest International

Revenues for Reader’s Digest International for the third quarter of 2006 decreased 1% to $237, compared with $239 for the third quarter of 2005. Excluding the effect of foreign currency translation, revenues increased 4%. The increase in revenues was principally driven by increased mail quantities and improved response rates to promotional mailings for books and home entertainment products in Germany, Brazil, France and Australia. Also, revenues from 10 new markets, including Ukraine and Romania, increased significantly as we continue to expand these businesses.

These increases were partially offset by lower revenues for books and home entertainment products in Poland, Portugal and Mexico principally due to lower mail quantities as a result of a smaller active customer base.

Operating profit for the third quarter of 2006 decreased to $5, compared with $7 for the third quarter of 2005. Excluding the effect of foreign currency translation, profit decreased 25%. As expected, the decline in profits was principally driven by the timing of promotional mailings, in favor of the fourth quarter of 2006. Lower membership for certain series products, higher product returns in certain Central European markets, and investments in new products and new customer acquisition efforts contributed to the decline.

Consumer Business Services

Revenues for Consumer Business Services for the third quarter of 2006 decreased 2% to $97, compared with $99 for the third quarter of 2005.

Lower revenues at Books Are Fun were principally driven by fewer events in certain lines of business. The decrease in events was due to increased turnover of independent sales representatives in this market. These decreases were moderately offset by improved results for certain developing lines of business.

Higher revenues at QSP were principally driven by a 14% increase in volumes for World’s Finest Chocolate products due to a strong spring selling season. Lower direct mail volumes and renewal rates for magazine accounts in the United States partially offset this improvement.

Operating loss for the third quarter of 2006 increased to $(9), compared with $(4) for the third quarter of 2005. This increase was principally driven by the revenue changes described above, competitive pressures on profit margins and costs incurred to recruit and retain members of the independent sales force at Books Are Fun. These increases were partially offset by the benefits of cost-reduction measures initiated in previous periods at QSP.

Nine-Month Period Ended March 31, 2006, Compared With Nine-Month Period Ended March 31, 2005

Results of Operations: Company-Wide

Overview

As communicated in our 2005 Annual Report to Stockholders, we planned to focus on growth initiatives during the nine-month period ended March 31, 2006. In 2006 we launched two new magazine titles and three new editions of Reader’s Digest magazine, and we started selling our products in six new markets. We also invested in new magazine titles and products, including our Taste of Home Entertaining business. We are already realizing the benefits of some of these investments in both Reader’s Digest North America and Reader’s Digest International. Although we made progress on some of our strategic initiatives, Books Are Fun continued to experience the effect of competitive pressures on margin while profits at QSP were moderately better.

Revenues

Revenues for the nine-month period ended March 31, 2006 were $1,829, compared with $1,833 for the nine-month period ended March 31, 2005. Excluding the impact of foreign currency translation, revenues increased 1%. Increased revenues for Reader’s Digest International were partially offset by lower revenues for Consumer Business Services. Revenues for Reader’s Digest North America were flat.

Improved revenues for Reader’s Digest International were principally driven by growth in 10 new markets. In addition, increased mail quantities and response rates to promotional mailings in certain other markets improved.

Lower revenues in Consumer Business Services were principally driven by fewer events and lower average sales per event at Books Are Fun and, to a lesser extent, by lower renewal rates for magazine accounts at QSP. These declines were partially offset by higher food and gift sales at QSP.

In Reader’s Digest North America, circulation growth from new magazine titles and increased advertising revenue for Reader’s Digest magazine were offset by lower books and home entertainment revenue.

Operating (Loss) Profit

Operating loss for the nine-month period ended March 31, 2006 was $(73), compared with a loss of $(61) for the nine-month period ended March 31, 2005. Excluding the effect of foreign currency translation, the loss for the nine-month period ended March 31, 2006 would have been $(72). The comparability of results was affected by two significant items: a $(59) higher goodwill charge in 2006 when compared with the charge recorded in 2005, and the absence in 2006 of $(65) of expense related to the amortization of previously deferred magazine promotion costs (this item is more fully explained in our 2005 Annual Report to Stockholders). In addition, profits were lower in Consumer Business Services and, to a lesser extent, Reader’s Digest International. Profits for Reader’s Digest North America improved.

Profits for Consumer Business Services were adversely affected by lower revenue activity, competitive pressures on profit margins, and costs to recruit and retain members of the independent sales force at Books Are Fun. Improved profits at QSP, driven by the effects of cost-reduction measures, partially offset the decline.

Reader’s Digest International profits declined because of lower response rates to promotional mailings in certain markets and because of investments in new products and new customer acquisition efforts.

The declines noted above were partially offset by increased profits for Reader’s Digest North America, principally due to lower amortization of intangible assets that were established when we acquired Reiman (because the assets reached the end of their useful lives) and the benefits of cost-reduction initiatives.

Corporate Unallocated expenses for the nine-month period ended March 31, 2006 were $29, compared with $31 for the nine-month period ended March 31, 2005. Lower costs were driven by the reversal of $4 from a litigation-related accrual recorded in previous periods that is no longer necessary, lower facilities costs due to the sale and partial leaseback of our Westchester, New York headquarters facility and lower incentive expenses. These decreases were partially offset by stock option expense (see Recent Accounting Standards, below, for additional information) and lower net pension income.

Other Operating Items
Other operating items in 2006 and 2005 included gains from the sale of non-strategic assets, including certain buildings and magazines. Gains recognized in 2006 were lower than 2005 because we sold fewer assets.

Goodwill Charge
We are required to assess the recoverability of goodwill and our indefinite lived intangible assets at least annually. We recorded charges of $(188) and $(129) in 2006 and 2005, respectively, to write-down goodwill balances at Books Are Fun to net realizable value. The fair value of Books Are Fun was determined by a third-party appraiser using a combination of discounted future net cash flows and an assessment of comparable companies in the marketplace. For further information, see Note 8, Goodwill and Other Intangible Assets, Net, in our Notes to Consolidated Condensed Financial Statements, and Note 6 to the Consolidated Financial Statements included in our 2005 Annual Report to Stockholders.

Other Expense, Net

Other expense, net was $(29) for the nine-month period ended March 31, 2006, compared with $(31) for the nine-month period ended March 31, 2005. Other expense, net is principally composed of interest expense and interest income.

Income Taxes

Because our losses for the nine-month periods ended March 31, 2006 and 2005 were driven by the non-deductible write-down of goodwill at Books Are Fun, we recorded income tax expense of $(28) and $(10), respectively. Tax expense for the nine-month period ended March 31, 2006 included discrete tax benefits due to the settlement of a tax audit in a foreign country and changes in our estimates of permanent book-to-tax differences, as a result of filing our tax return for fiscal 2005. Tax expense for the nine-month period ended March 31, 2005 included the reversal of tax liabilities resulting from various settlements of U.S. federal and state tax audits, partially offset by a reduction in the value of certain deferred tax assets as a result of a change to the tax law of a foreign jurisdiction.

Net (Loss) Income and (Loss) Earnings Per Share

For the nine-month period ended March 31, 2006, our net loss was $(130), or $(1.35) for both basic and diluted loss per share. In the prior year period, our net loss was $(102), or $(1.06) for both basic and diluted loss per share. For the nine-month periods ended March 31, 2006 and 2005, the effect of potentially dilutive shares was not considered in the calculation of diluted loss per share because such shares would have been anti-dilutive.

Results of Operations: Reportable Segments

The following chart details our revenues, (loss) profit and other operating items, net.

	Nine-month period ended
	March 31,
	2006	2005
Revenues
Reader’s Digest North America	$695	$689
Reader’s Digest International	772	760
Consumer Business Services	385	405
Intercompany eliminations	(23)	(21)
Total revenues	$1,829	$1,833
Operating (loss) profit
Reader’s Digest North America	$68	$63
Reader’s Digest International	45	49
Consumer Business Services	28	39
Magazine deferred promotion amortization(1)	---	(65)
Goodwill charge(2)	(188)	(129)
Corporate Unallocated(3)	(29)	(31)
Other operating items, net(4)	3	13
Operating (loss) profit	$(73)	$(61)
Intercompany eliminations
Reader’s Digest North America	$(9)	$(8)
Reader’s Digest International	(5)	(3)
Consumer Business Services	(9)	(10)
Total intercompany eliminations	$(23)	$(21)

(1)
In connection with our change to expensing magazine deferred promotion costs when the promotion is mailed to prospective customers, our reportable segment operating results in 2005 include such expenses as incurred. Amortization of previously deferred promotion costs is not included in segment results reviewed by our chief operating decision maker. Magazine deferred promotion amortization relates 88% to Reader's Digest North America and 12% to Reader's Digest International.

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

(4)
Other operating items include gains on sales of certain non-strategic assets and, therefore, are not included in segment results reviewed by our chief operating decision maker. See Note 6, Other Operating Items and Restructuring Charges, in our Notes to Consolidated Condensed Financial Statements for further information. In previous periods, such amounts were included in other expense, net, and have been reclassified to other operating items to conform to the current period presentation.

Reader’s Digest North America

Revenues for Reader’s Digest North America for the nine-month period ended March 31, 2006 increased 1% to $695, compared with $689 for the nine-month period ended March 31, 2005. Excluding the impact of foreign currency translation, revenues were flat. Increased circulation revenues, driven by new magazine titles, were offset by lower books and home entertainment revenues.

Circulation growth was driven by new magazine titles, including Every Day with Rachael Ray (launched in the second quarter of 2006), Cooking for 2 (launched in the third quarter of 2005) and Backyard Living (launched in the third quarter of 2004). In addition, advertising revenues for Reader’s Digest magazine improved because of an increase in advertising pages. These improvements were partially offset by a continued decline in circulation for certain Reiman-inspired cooking titles and lower circulation for Reader’s Digest magazine due to a change in the mix of the renewal pool to newer subscribers and less reliance on agents.

Lower books and home entertainment revenues were driven by lower sales of certain established Reiman-inspired book annual products and lower Select Editions membership. Also, revenues for Reader’s Digest Young Families declined because of planned reductions in promotional activity to improve profitability. These declines were partially offset by increased single sales revenues from strong products and increased promotional activity.

Operating profit for the nine-month period ended March 31, 2006 increased 8% to $68, compared with $63 for the third quarter of 2005. Excluding the effect of foreign currency translation, profit increased 7%. The increase was principally driven by $17 of lower amortization of intangible assets that were established when we acquired Reiman (because the assets reached the end of their useful lives) and the benefits of cost-reduction measures initiated in previous periods. Investments in new magazine titles and new products, including our Taste of Home Entertaining business, and new customer acquisition costs for certain existing magazine titles partially offset these improvements.

Reader’s Digest International

Revenues for Reader’s Digest International for the nine-month period ended March 31, 2006 increased 2% to $772, compared with $760 for the nine-month period ended March 31, 2005. Excluding the impact of foreign currency translation, revenues increased 4%. Increased revenues were principally driven by growth from 10 new markets, including Romania and Ukraine, as we continue to expand those businesses. Increased mail quantities and response rates to promotional mailings for single sales products in Brazil, Russia, Australia and Germany contributed to the improvement.

These increases were partially offset by lower revenues in the Nordic region, Portugal and Poland driven by lower response rates to promotional mailings and lower membership in certain series products. In addition, revenues in the United Kingdom were lower because of stronger product offerings in 2005 and the absence of revenues from Moneywise magazine (which was sold in the second quarter of 2005).

Operating profit for the nine-month period ended March 31, 2006 decreased 9% to $45, compared with $49 for the nine-month period ended March 31, 2005. Excluding the effect of foreign currency translation, profit decreased 4%. The decline in profits was principally driven by lower response rates to promotional mailings in certain markets and by investments in new products and new customer acquisition efforts.

Consumer Business Services

Revenues for Consumer Business Services for the nine-month period ended March 31, 2006 decreased 5% to $385, compared with $405 for the nine-month period ended March 31, 2005.

Revenues at Books Are Fun decreased principally because of fewer events in certain lines of business, attributed to the turnover of independent sales representatives. Also, lower average sales per event due to increased competition for events contributed to the decline. These decreases were moderately offset by improved results for certain developing lines of business.

Revenues at QSP declined slightly due to lower renewal rates for magazines. The impact of this decrease was mitigated by a significant improvement in the rate of same school sales when compared with the prior period. In addition, this decline was partially offset by higher food and gift sales. Food sales principally increased due to a 5% increase in World’s Finest Chocolate sales volumes because of a strong spring selling season, despite the after-effects of Hurricanes Katrina and Rita and a labor action in a Canadian territory. Gift revenue increased as a result of improvements made to promotions and the sale of higher-priced products.

Operating profit for the nine-month period ended March 31, 2006 decreased 29% to $28, compared with $39 for the nine-month period ended March 31, 2005. The decrease in profits was driven by the revenue changes above, the effects of competitive pressures, and costs associated with recruiting and retaining members of the independent sales force at Books Are Fun. These declines were partially offset by improved profits at QSP due to lower promotion costs and the benefits of cost-reduction measures initiated in previous periods.

Liquidity and Capital Resources

Nine-month period ended
March 31, 2006

Cash and cash equivalents at June 30, 2005	$38

Net change in cash due to:
Operating activities	57
Investing activities	(11)
Financing activities	(24)
Effect of exchange rate changes on cash and cash equivalents	---
Net change in cash and cash equivalents	22

Cash and cash equivalents at March 31, 2006	$60

Cash and cash equivalents increased to $60 as of March 31, 2006, compared with $38 as of June 30, 2005. The increase in cash was principally driven by cash from operations and proceeds from borrowings of $54. In 2006, cash was used to fund working capital requirements, our stock repurchase program and dividend payments.

On April 20, 2006, we acquired Allrecipes.com, an online community food and cooking website, for $66. The acquisition will be financed using existing borrowing capacity.

Debt

As described in Note 11 to the Consolidated Financial Statements included in our 2005 Annual Report to Stockholders, our borrowings include proceeds under our $400 Five-Year Revolving Credit Agreement (2005 Credit Agreement) and $300 in 6½% senior unsecured notes due in 2011. On April 19, 2005, we entered into an amendment to our 2005 Credit Agreement that increased the aggregate principal amount available to $500, increased the maximum leverage ratio (as defined in the amendment) and increased pricing when the leverage ratio is at higher levels. The interest rate on the 2005 Credit Agreement at March 31, 2006 is at LIBOR plus 125 basis points and is subject to change based on our leverage ratio. The amended 2005 Credit Agreement contains financial covenants that require us to maintain minimum interest coverage and maximum leverage ratios, and it is secured by the stock of a substantial portion of our subsidiaries.

As of March 31, 2006, we had $312 of outstanding borrowings under the 2005 Credit Agreement and $300 outstanding under the senior unsecured notes. Interest expense for the three- and nine-month periods ended March 31, 2006 was $12 and $35, respectively ($12 and $36 for the three- and nine-month periods ended March 31, 2005, respectively). Interest income on cash balances was $2 and $5 for the three- and nine-month periods ended March 31, 2006, respectively ($2 and $4 for the three- and nine-month periods ended March 31, 2005, respectively). The weighted average interest rate on our borrowings for the nine-month periods ended March 31, 2006 and 2005 was 5.8% and 5.1%, respectively.

Share Repurchase Authorization

In April 2005, we announced a $100 share repurchase authorization. In the nine-month period ended March 31, 2006, we repurchased approximately 2.8 million shares for $44. As of March 31, 2006, we have repurchased approximately 3.2 million shares for $51.

We believe that our liquidity, capital resources, cash flows and borrowing capacity are sufficient to fund normal capital expenditures, working capital requirements, the payment of dividends and debt service.

Recent Accounting Standards

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004), “Share-Based Payment” (SFAS No. 123R). This statement supersedes SFAS No. 123, “Accounting for Stock-Based Compensation” and SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of FASB Statement No. 123,” and Accounting Principles Board Opinion (APB) No. 25, “Accounting for Stock Issued to Employees.” The statement is effective for interim or annual periods beginning after June 15, 2005.

Prior to July 1, 2005, we accounted for our stock compensation plans under SFAS No. 123. As permitted under this standard, compensation cost was recognized using the intrinsic value method described in APB No. 25. Effective July 1, 2005, we adopted the fair-value recognition provisions of SFAS No. 123R and Securities and Exchange Commission Staff Accounting Bulletin No. 107 using the modified prospective transition method; therefore, prior periods have not been restated. Compensation cost recognized in the three- and nine-month periods ended March 31, 2006 includes compensation cost for all share-based payments granted prior to, but not yet vested as of, July 1, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and compensation cost for all share-based payments granted subsequent to July 1, 2005, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123R. See Note 3, Stock-Based Compensation, in our Notes to Consolidated Condensed Financial Statements for further information on our compensation plans.

No stock-based compensation cost related to stock options was recognized in the statements of operations for the years ended June 30, 2005 and 2004, as all options granted in these periods had an exercise price equal to the market price at the date of grant. As a result of adopting SFAS No. 123R, our income before taxes and net income for the three-month period ended March 31, 2006 are $2 and $1 lower, respectively, than if we had continued to account for stock-based compensation under APB No. 25. For the nine-month period ended March 31, 2006, our loss before taxes and net loss are $5 and $3 higher, respectively. This resulted in a decrease in our reported basic and diluted income per share of $0.01 for the three-month period ended March 31, 2006 and an increase in our reported basic loss per share of $0.03 for the nine-month period ended March 31, 2006. As of March 31, 2006, there was $8 of total unrecognized compensation cost related to nonvested stock options to be recognized over a weighted-average period of 1.5 years.

The fair values of the options granted during the nine-month periods ended March 31, 2006 and 2005 were estimated on the dates of their grants under SFAS No. 123R using the Black-Scholes option-pricing model. The risk-free interest rate for the periods within the expected life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. In fiscal 2005, the expected life was based on historical exercises and terminations. Due to the insignificant number of stock option exercises during the past three fiscal years, in 2006 we have estimated the expected life of options granted to be the midpoint between the average vesting term and the contractual term. The expected volatility for the periods with the expected life of the option is determined using historical volatilities based on historical stock prices. The expected dividend yield is based on our annual dividend in relation to our historical average stock price. The increase in the dividend yield is attributed to the increased quarterly dividend beginning February 1, 2005.

We also maintain restricted and deferred stock plans. Restricted and deferred stock expense amounted to $2 and $3, before taxes of $1 for both three-month periods ended March 31, 2006 and 2005. Restricted and deferred stock expense amounted to $6 and $8, before taxes of $2 and $3 for the nine-month periods ended March 31, 2006 and 2005, respectively. As of March 31, 2006, there was $7 of total unrecognized compensation cost related to nonvested restricted and deferred compensation arrangements to be recognized over a weighted-average period of 1.6 years.

Forward-Looking Information

Fiscal 2006 and 2007 Results

We expect improved fourth quarter revenues and profits driven by Reader’s Digest North America, Reader’s Digest International and QSP. We expect earnings per share for the fourth quarter between $0.25 and $0.30 per share, excluding restructuring charges and other items that cannot be forecasted at this time, which is higher than the fourth quarter of 2005.

Lower-than-expected results at Books Are Fun reduced our second-half expectations for profits and earnings per share. As a result, we are lowering our full-year loss per share guidance for 2006 to a range of $(1.11) to $(1.06), from our previous range of $(1.04) to $(0.94).

We expect fourth quarter 2006 momentum to continue into fiscal 2007, including stronger revenues and operating profits. This performance will be driven by incremental revenue from strategic growth initiatives, including: recent new country launches, Every Day with Rachael Ray, launched in the second quarter of 2006, Taste of Home Entertaining, a home party plan business that will launch on May 1, 2006, and Allrecipes.com, a website for home cooks that we acquired in April 2006.

*****

This report contains “forward-looking statements” within the meaning of the U.S. federal securities laws. Forward-looking statements include any statements that address future results or occurrences. These forward-looking statements inherently involve risks and uncertainties that could cause actual future results and occurrences to differ materially from the forward-looking statements.

Some of these risks and uncertainties include factors relating to:

•	the effects of potentially more restrictive privacy and other governmental regulation relating to our marketing methods;
•	the effects of modified and varied promotions;
•	our ability to identify customer trends;
•	our ability to continue to create and acquire a broadly appealing mix of new products;
•	our ability to attract and retain new and younger magazine subscribers and product customers in view of the maturing of an important portion of our customer base;
•	our ability to attract and retain subscribers and customers in an economically efficient manner;
•	the effects of selective adjustments in pricing;
•	our ability to expand and more effectively utilize our customer database;
•	our ability to expand into new international markets and to introduce new product lines into new and existing markets;
•	our ability to expand into new channels of distribution;
•	our ability to negotiate and implement productive acquisitions, strategic alliances and joint ventures;
•	our ability to successfully integrate newly acquired and newly formed businesses;
•	the strength of relationships of newly acquired and newly formed businesses with their employees, suppliers and customers;
•	the accuracy of the basis of forecasts relating to newly acquired and newly formed businesses;
•	our ability to achieve financial savings related to restructuring programs;
•	our ability to contain and reduce costs, especially through global efficiencies;
•	the cost and effectiveness of our reengineering of business processes and operations;
•	the accuracy of our management’s assessment of the current status of our business;
•	the evolution of our organizational and structural capabilities;
•	our ability to respond to competitive pressures within and outside the direct marketing and direct sales industries, including the Internet;
•	our ability to recruit, train and retain effective sales personnel;

•	the effects of worldwide paper and postage costs;
•	the effects of possible postal disruptions on deliveries of promotions, products and payments;
•	the effects of foreign currency fluctuations;
•	the accuracy of our management’s assessment of the future effective tax rate and the effects of initiatives to reduce the rate;
•	the adequacy of our financial resources;
•	the effects of the terms of, and increased leverage resulting from additional borrowings under, our credit facilities;
•	the effects of interest rate fluctuations;
•	the effects of downgrades of our credit ratings;
•	the effects of economic and political changes in the markets where we compete;
•	the effects of weather in limiting access to consumers; and
•	the economic effects of terrorist activity and related events, especially those limiting access to consumers and otherwise affecting the direct marketing and direct sales industries.

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

There has been no change in our internal control over financial reporting during the fiscal quarter covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Period	(a) Total Number of Shares (or Units) Purchased(1)	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs(2)	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs(2)

January 1 - 31, 2006	---	---	---	$57,161,638
February 1 - 28, 2006	373,800	15.45	373,800	$51,386,259
March 1 - 31, 2006	127,476	15.08	125,000	$49,633,425
Total	501,276	15.36	498,800

(1)
The shares purchased in March 2006 include 2,476 shares of the Company's Common Stock surrendered to the Company by employees in order to fulfill tax withholding obligations of employees upon vesting of restricted stock.

(2)	On April 28, 2005, our Board of Directors authorized our repurchase of up to $100.0 million of our Common Stock over the succeeding two years.

Item 6. EXHIBITS

(a) Exhibits

10.57
Merger Agreement dated March 31, 2006 by and among The Reader’s Digest Association, Inc., RD Merger Sub, Inc. and Allrecipes.com, Inc. filed as Exhibit 2.1 to our Current Report on Form 8-K dated March 31, 2006, in incorporated herein by reference.

10.58
Form of Support Agreement dated March 31, 2006 by and among The Reader’s Digest Association, Inc., RD Merger Sub, Inc. and the signatories thereto, filed as Exhibit 10.1 to our Current Report on Form 8-K dated March 31, 2006, in incorporated herein by reference.

10.59
First Amendment, dated as of April 19, 2006, to the $400,000,000 Five-Year Revolving Credit Agreement, dated as of April 14, 2005, among The Reader’s Digest Association, Inc., the Borrowing Subsidiaries party thereto, the Lenders party thereto, JPMorgan Chase Bank, as administrative agent and collateral agent, and the co-documentation agents party thereto, filed as Exhibit 10.58 to our Current Report on Form 8-K dated April 19, 2006, is incorporated herein by reference.

31.1	Certification of Chief Executive Officer of The Reader’s Digest Association, Inc. pursuant to rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer of The Reader’s Digest Association, Inc. pursuant to rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

32	Certifications of Chief Executive Officer and Chief Financial Officer of The Reader’s Digest Association, Inc. pursuant to rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The Reader's Digest Association, Inc.
(Registrant)

Date: May 2, 2006	By:	/s/ Thomas D. Barry
Thomas D. Barry
Vice President and Corporate Controller (Chief accounting officer and authorized signatory)