Form 10-K
period 2006-06-30
READERS DIGEST ASSOCIATION INC
filed 2006-08-21
CIK 858558

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2006	Commission file number: 1-10434

The Reader’s Digest Association, Inc.
(Exact name of registrant as specified in its charter)

Delaware	13-1726769
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Pleasantville, New York	10570-7000
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (914) 238-1000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Common Stock par value $.01 per share	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act: None
______________

Indicate by check mark if the registrant is a well-known seasoned issuer as defined in Rule 405 of the Securities Act. Yes [X]  No [ ]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [ ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [X] No [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [ ] No [X]

The aggregate market value of registrant’s voting and non-voting equity held by non-affiliates of registrant, as of December 30, 2005, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $1,451,000,000 based on the closing price of registrant’s Common Stock on the New York Stock Exchange--Composite Transactions on such date.

At July 31, 2006, 94,914,698 shares of the registrant’s Common Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Annual Report to Stockholders of The Reader’s Digest Association, Inc. for the fiscal year ended June 30, 2006. Certain information therein is incorporated by reference into Part I and Part II hereof.

Proxy Statement for the Annual Meeting of Stockholders of The Reader’s Digest Association, Inc. to be held on November 17, 2006. Certain information therein is incorporated by reference into Part III hereof.

TABLE OF CONTENTS
(Continued)

Unless the context otherwise requires, references in this Annual Report on Form 10-K to “Reader’s Digest,” “we,” “us” and “our” are to
The Reader’s Digest Association, Inc. and its subsidiaries.

PART I
ITEM 1.	BUSINESS

General

The Reader’s Digest Association, Inc. is a global leader in publishing and direct marketing. We create and deliver products and content that inform, enrich, entertain and inspire, including magazines, books, recorded music collections, home videos and online websites.

Although our company is best known for Reader’s Digest magazine, which is published in 50 editions and 21 languages with a monthly worldwide circulation of approximately 18 million and a global readership of approximately 80 million, our flagship magazine is just one of twenty eight magazines we publish. Of the other titles we publish, seven other titles have circulations in excess of 1 million. These magazines contribute to our expansive content of food, home and garden, language, learning, travel and health.

Books are our largest-selling products. Our book topics are diverse, ranging from gardening to computers to natural wonders. Our Consumer Business Services segment is a leader in the display marketing and school and youth fundraising industries.

We are a Delaware corporation, originally incorporated in New York in 1926, then reincorporated in Delaware in 1951. We became a public company in 1990.

Reportable Segments

Our internal management organization reflects three reportable segments: Reader’s Digest North America, Reader’s Digest International and Consumer Business Services. For financial and further information about each of our reportable segments, refer to Note 14 of our Notes to Consolidated Financial Statements set forth in Part II, “Item 8. Financial Statements and Supplemental Data” of this report, which is incorporated by reference herein.

Reader’s Digest North America

This segment comprises our operations in the United States and Canada that primarily publish and market magazines and books and home entertainment products. In particular, Reader’s Digest North America publishes and primarily direct markets:

•	Reader’s Digest magazine
•	Reiman Media Group, Inc. (Reiman) magazines and books
•	special interest magazines
•	books and home entertainment products related to the reading, home and health, and entertainment affinities, including:
-	Reader’s Digest Select Editions books
-	Reader’s Digest Young Families products
-	series and general books
-	music and video products

In addition to our direct marketing products, our Trade Publishing unit, including Children’s Publishing, sells books and home entertainment products primarily through retail marketing.

        Complementing the Reader’s Digest North America businesses, on April 20, 2006 we acquired Allrecipes.com, a U.S website for home cooks, and on May 1, 2006 we launched Taste of Home Entertaining, a home party plan business.

In fiscal 2006, Reader’s Digest North America contributed $939 million and $115 million to our revenues and operating (loss) profit, respectively.

Reader’s Digest International

This segment comprises our operations outside of the United States and Canada that primarily publish and market magazines and books and home entertainment products. In particular, Reader’s Digest International publishes and primarily direct markets:

•	Reader’s Digest magazine in numerous editions and languages
•	books and home entertainment products (described above)
•	special interest magazines

Part of the mission of Reader’s Digest International is to establish and develop new business initiatives, including entering new geographic markets, developing new products, acquiring customers through new channels and expanding U.S. business models into markets outside North America, including display marketing. During 2006, we launched new book businesses in Bulgaria, Kazakhstan, United Arab Emirates, Serbia, Bosnia and Lithuania, and we launched new editions of Reader’s Digest in Romania, Slovenia and Croatia.

In fiscal 2006, Reader’s Digest International contributed $1,031 million and $78 million to our revenues and operating (loss) profit, respectively.

Consumer Business Services

This segment comprises Books Are Fun, Ltd. (Books Are Fun), QSP, Inc. (QSP), and Quality Service Programs, Inc. (QSP Canada).

Books Are Fun operates in the United States and Canada and works with independent sales representatives who sell books and gift items by display marketing products on-site at schools and businesses.

QSP and QSP Canada help schools and other youth groups launch, promote and organize fundraising campaigns that sell our magazines, other publishers’ magazines and food and gift products, such as World’s Finest Chocolate products.

In fiscal 2006, Consumer Business Services contributed $446 million and $(3) million to our revenues and operating (loss) profit, respectively.

Product Lines

Books and Home Entertainment Products

Our books and home entertainment products consist of Reader’s Digest Select Editions, Reader’s Digest Young Families, series books, general books, Reiman books, recorded music collections and series, and home video products and series. We market these products principally by direct mail through our Reader’s Digest North America and Reader’s Digest International reportable segments. Consumer Business Services also sells Reader’s Digest books and home entertainment products by display marketing those products on-site at schools and businesses through Books Are Fun and through the youth fundraising campaigns of QSP. For more information about how we market our books and home entertainment products, please refer to the section of this report captioned “Marketing.”

Reader’s Digest Select Editions

Reader’s Digest Select Editions, which were formerly called “Condensed Books” in many markets, are continuing series of condensed versions of current popular fiction. A condensed work reduces the length of an existing text while retaining the author’s style, integrity and purpose. We publish Select Editions in 14 languages and sell them in the United States, Canada and 26 other countries. We generally publish six volumes of Select Editions each year. Some of our international subsidiaries publish four or five volumes a year.

International editions of Select Editions generally include some material from the U.S. edition or from other international editions, translated and edited as appropriate. International editions also include some condensed versions of locally published works. Each local editorial staff determines the appropriateness of existing Select Editions works for its own local market.

Reader’s Digest Young Families

Reader’s Digest Young Families sells products for children up to age eight, primarily through direct mail and telemarketing. The division’s products include interactive books, such as Sesame Street ABCs, and videos, such as The Country Mouse and the City Mouse. Young Families sells its products principally in the United States.

Series Books

We market two types of series books—reading series and illustrated series. These book series may be either open-ended and continuing or closed-ended, consisting of a limited number of volumes. We publish reading series books in four languages and sell them in the United States, Canada and 10 other countries. One of our series is The World’s Best Reading, which consists of full-length editions of classic literature. We publish six volumes of The World’s Best Reading each year in the United States, Canada and two other countries and in two languages. We also publish illustrated series, which are generally closed-ended, in six languages and sell them in 11 countries.

General Books

Our general books consist primarily of reference books, cookbooks, health books, “how-to” and “do-it-yourself” books, and children’s books, some of which we publish in series. We also publish books on subjects such as history, travel, religion, nature, home, computers and puzzles. We publish general books in 23 languages and sell them in the United States, Canada and 42 other countries.

New general books are usually original Reader’s Digest books, but may also be books acquired from other publishers. During the development period for an original Reader’s Digest book, we conduct extensive research and prepare an appropriate marketing strategy for the book.

Reiman Books

Reiman books are books published by Reiman Media Group and whose editorial content derives principally from material contributed to Reiman magazines by its readers. Reiman books are created to complement the Reiman magazines and leverage the magazines’ brand equity, reader loyalty and editorial capability. Reiman principally markets annual editions of books that are mostly created from prior year magazine content; it also markets single sales products. Reiman has 12 annual book programs and two calendar programs (including one book program that was launched in fiscal 2006) that are marketed on a continuity basis, with customers agreeing to receive future editions of the books unless they respond to an annual prepublication notice.

Music

We release our music collections on compact discs and cassettes in the United States and 38 other countries. These releases span a broad range of musical styles, ranging from classical to pop and from local folk to “relaxation” music. We offer both international and local repertoires that reflect our customers’ tastes and expectations. In most markets, we also sell series products in various musical genres.

We license existing recordings from major record companies and sponsor our own recordings with the world’s most renowned orchestras and with international and local artists. We also continue to acquire rights to master recordings. Our music vault consists of approximately 10,000 selections, which we use in our music collections around the world. We have digitized a major part of these selections and are now offering an increasing number of tracks through various online providers. We also license our selections to third parties for retail sales or for movie synchronization.

We are a member of the Recording Industry Association of America in the United States, and we have been recognized with 51 gold, platinum and multi-platinum certificates. We are also a member of the International Federation of the Phonographic Industry in several other countries.

Video

We market our range of video products in 27 countries. Our home video products reflect the interests of our global customers—travel, natural history, history, and children’s animated programs. Our high editorial and production standards make our programs stand out in a competitive marketplace.

Our original special interest documentaries are produced with award-winning production companies in Europe, Australia and the United States. To ensure we are able to create programs cost effectively, we are developing partnerships with international broadcasters and prestigious moving image archives.

When we film for our original programs we archive the valuable footage for potential use in future productions. We are responding to technological innovation by filming in high definition. We are keeping pace with DVD penetration in all markets worldwide.

Production and Fulfillment

We hire independent contractors to print and bind the various editions of Select Editions. We have an agreement through 2007 with a printing company for printing the English-language Select Editions distributed in the United States and Canada. For all other North American direct mail books, we have an agreement through 2009 with a printing company. We have a U.S. based manufacturing contract for entertainment products that will expire at the end of calendar year 2006, and we are currently negotiating a global contract for this business. Our European operations use several manufacturing companies for the production of books. The majority of our home entertainment products are produced throughout Europe by three major manufacturers. On a global basis, we have contracts through 2008 with three printers for conventional books printed in China.

Paper is the principal raw material necessary for production of our Select Editions, series books and general books. Our exclusive agreement with a major supplier to globally supply paper for Select Editions expires in December 2006. We purchase paper for series books and general books for each printing. We believe that our existing contractual arrangements and other available sources of paper provide us with an adequate supply of paper at competitive prices. We use independent contractors who arrange for us to acquire some of the necessary raw materials to manufacture music and video products.

We hire independent contractors to handle our fulfillment, warehousing, customer service and payment processing. We have an agreement with a single independent contractor to handle order and payment processing for most of our U.S. books and home entertainment business. That agreement expires in December 2012. In addition, in July 2006, we entered a four-year contract with a single fulfillment company to handle warehousing and fulfillment for our United States direct mail business units. The printers or suppliers of our products generally package and deliver those products directly to the postal service. For information about postal rates and postal services, please refer to the section of this report captioned “Marketing.”

We believe that, generally, there is an adequate supply of alternative production and fulfillment services available to us at competitive prices should the need arise. Nevertheless, significant short-term disruption could occur. We have contingency plans to minimize recovery time should our current contractors be unable to meet our production and fulfillment requirements.

Magazines

Reader’s Digest Magazine

Reader’s Digest magazine is a monthly, general interest magazine that features original articles, previously published articles in condensed form, and a condensed version of a previously published or soon-to-be published full-length book. The United States English-language edition of Reader’s Digest also contains monthly humor columns, such as “Laughter, The Best Medicine®,” “Life in These United States®” and “All In A Day’s Work®,” and other regular features, including “Quotable Quotes®,” “Word Power®,” “Only in America,” “Everyday Heroes,” “That’s Outrageous!®” and “RD Living.” We publish Reader’s Digest in several editions in the United States, including an English-language edition, a Spanish-language edition entitled Selecciones and Reader’s Digest Large Print for Easier Reading. We license independent contractors to publish a braille edition and a recorded edition in the United States.

Reader’s Digest is a reader-driven, family magazine. Its editorial content is, therefore, crucial to the loyal subscriber base that constitutes the cornerstone of our operations. The editorial mission of Reader’s Digest is to inform, enrich, entertain and inspire. The articles, book section and features included in Reader’s Digest cover a broad range of contemporary issues and reflect an awareness of traditional values.

A substantial portion of the selections in Reader’s Digest are original articles written by freelance writers or staff writers. The balance is selected from existing published sources and is condensed or excerpted by Reader’s Digest editors. We employ a professional staff to research and fact-check all published pieces.

The content of and editorial procedures for the international editions of Reader’s Digest are similar to those of the U.S. editions. Each international edition has a local editorial staff responsible for the editorial content of the edition. The mix of locally generated editorial material, material taken from the U.S. edition and material taken from other international editions varies greatly among editions. In general, our larger international editions, for example, those in France, Germany, Mexico and the United Kingdom, carry more original or locally adapted material than do smaller editions.

The rd.com website extends the experience of reading Reader’s Digest through audio, graphic, text and video enhancements, interactive discussions and reader involvement, and additional content relating to Reader’s Digest. We also utilize rd.com to market our products through e-mail and the Internet, as well as to communicate with and provide service to our customers online. For more information about rd.com, please refer to the section of this report captioned “Marketing.”

Globally, Reader’s Digest is published in 50 editions and 21 languages. We license independent contractors to publish Reader’s Digest in India, Italy, Korea, Denmark, Norway, South Africa, Slovenia, Croatia and Indonesia. These magazines are sold primarily through direct marketing.

Reiman Magazines

Reiman publishes 12 bi-monthly magazines and one quarterly magazine in the United States and Canada, including Cooking for 2, which we launched in the third quarter of fiscal 2005, and Birds & Blooms Extra, which we launched in the fourth quarter of fiscal 2005.

Reiman editorial philosophy includes the following core principles: (1) concentration on positive aspects of people and their lifestyles; (2) encouragement of reader involvement; (3) maintenance of low editorial costs; and (4) emphasis on product quality. As a result, about 80% of the editorial content of Reiman magazines is contributed by readers and there is nominal advertising.

Special Interest Magazines

We publish several special interest magazines that we believe are consistent with our image, editorial philosophy and market expertise.

In fiscal 2006, we launched or tested a variety of new special interest magazines. These magazines include Every Day with Rachael Ray, our new food and lifestyle magazine in the United States; Daheim in Deutschland in Germany and Meidän Suomi in Finland, both general interest magazines with a strong local flavor; JOY, a women’s magazine in Mexico; and Young Family magazine in Russia. Also in Mexico, we began publishing two special interest magazines - Crecer Feliz and Car and Driver Mexico - under a license from another publisher.

These launches are in addition to our existing special interest magazines. In the United States, we publish The Family Handyman and American Woodworker. The Family Handyman provides instructions and guidance for “do-it-yourself” home improvement projects. American Woodworker provides information, instruction and guidance for professional and serious amateur woodworkers. Internationally, we publish Receptar, a leading Czech do-it-yourself and gardening monthly magazine, Handyman in Australia and Our Canada, a bi-monthly general interest magazine with principally reader-contributed content.

We promote most of our special interest magazines to our Reader’s Digest customer list. We also promote other products to each magazine’s customer list, as appropriate. This strategy helps us to expand the customer base for all of our products.

We also publish other limited-edition special interest publications in the United States and internationally. These include a special homeowners’ edition of The Family Handyman that is used by real estate brokers in the United States. In addition, we publish a series of monthly check-out counter magazines branded as RD Specials and Taste of Home Specials that consist primarily of repurposed content from our books and magazines relating to the topics of home, health and food.

Reader’s Digest Trade Publishing

Trade Publishing sells books and products for both children and adults and comprises two divisions: Reader’s Digest Children’s Publishing and Adult Trade Publishing. Reader’s Digest Children’s Publishing produces books, games and other products for children up to age 12 under the Reader’s Digest Children’s Publishing imprint. Its products are sold through retail channels as well as through our other businesses (including display marketing and catalogs) and other channels, including the Internet. The products represent such popular brands as Barbie, Disney (classic Disney and Pixar characters), Nickelodeon, Sesame Street, Fisher-Price, Marvel and NASCAR. The book products have been translated into 39 localized editions and are marketed in the United States, Canada and 40 other countries.

Our Adult Trade Publishing group originates books in many illustrated reference categories, including gardening, crafts, travel, do-it-yourself, history, and family reference. These books are sold through retail channels, catalogs, book clubs, Books Are Fun, QSP, television, and through our domestic and international divisions.

Circulation and Advertising

The following table shows fiscal 2006 circulation and advertising information for our portfolio of magazines:

Magazines	Circulation	Advertising Pages Carried
Reader’s Digest magazine(1)	18,324,000	10,520
Reiman magazines(2)	14,168,000	8
Special interest magazines	3,725,000	2,535

(1)	In Canada and international markets, Reader’s Digest magazine is published in multiple editions and languages. Circulation for these editions constitutes a rate base.

(2)
Reiman magazines do not have a guaranteed circulation rate base and are not audited by the Audit Bureau of Circulations, a not-for-profit organization that audits circulation in the United States and Canada. The amount indicated in the table above represents their average circulation for the year for all of their publications.

Circulation generated approximately 70% of total U.S. fiscal 2006 revenues for Reader’s Digest and advertising generated approximately 30% of total revenues. Circulation levels for all Reiman titles fluctuate throughout the year.  The overall circulation level for Reiman titles is managed in total to maximize the profitability of the entire portfolio, which may cause year-over-year increases or decreases in the average circulation for individual titles. Substantially all of the Reiman magazines do not accept on-page advertising and rely on subscriptions for approximately 90% of their revenue, with newsstand sales supplying the balance. “Bonus Books” of coupons are poly-bagged with the food magazines.

We have determined that the U.S. edition of Reader’s Digest has the largest paid circulation of any U.S. magazine, other than those automatically distributed to all members of the American Association of Retired Persons. Our determination is based on the most recent audit report issued by the Audit Bureau of Circulations. Subscriptions account for approximately 95% of the U.S. paid circulation of Reader’s Digest, while single copy sales—via newsstands, supermarkets and similar retail establishments—account for the remainder. We also sell our special interest magazines by subscription and at newsstands.

We maintain the circulation rate base for Reader’s Digest through annual subscription renewals and new subscriptions. We sell subscriptions in the United States through a variety of direct response marketing techniques and by direct mail in international markets. We typically sell the largest percentage of subscriptions between July and December of each fiscal year. Subscribers to Reader’s Digest may cancel their subscriptions at any time and we will refund any unused balance of the subscription price. For additional information regarding direct marketing of subscriptions, please refer to the section of this report captioned “Marketing.”

We believe that many international editions of Reader’s Digest have the largest paid circulation for monthly magazines both in the individual countries and in the regions in which they are published. For most international editions of Reader’s Digest, subscriptions comprise more than 90% of circulation. The balance is attributable to newsstand and other retail sales. Approximately 80% of total international fiscal 2006 revenues for Reader’s Digest were generated by circulation revenues and 20% by advertising revenues.

The U.S. editions and the larger international editions of Reader’s Digest offer advertisers different regional editions, major market editions and demographic editions. These editions, which usually contain the same editorial material, permit advertisers to concentrate their advertising in specific markets or to target specific audiences. Reader’s Digest sells advertising principally through an internal advertising sales force. We sell advertisements in multiple Reader’s Digest editions worldwide and offer discounts for placing advertisements in more than one edition.

Production and Fulfillment

We hire independent contractors to print all editions of Reader’s Digest and our special interest magazines. We have an exclusive contract with a U.S. printer to print the U.S. editions of Reader’s Digest. The contract is scheduled to expire in October 2011. We have two printers to print our Reiman magazines under contracts expiring in 2008.

Lightweight coated and uncoated papers are the principal raw materials used in the production of Reader’s Digest, Reiman and special interest magazines. Our global paper supply contract for Reader’s Digest and Reiman magazines expires in June 2008. We believe that our supply contracts will continue to provide an adequate supply of paper for our needs and that, in any event, alternative sources are available at competitive prices. A variety of factors affect paper prices, including demand, capacity, pulp supply and general economic conditions.

We have an agreement with a single independent contractor to handle order and payment processing for Reader’s Digest, the U.S. special interest magazines and the Reiman magazines. This agreement expires in December 2012. The same contractor also handles these matters for most of our U.S. books and home entertainment operations.

We deliver subscription copies of the U.S. edition of Reader’s Digest, the special interest magazines and the Reiman magazines through the United States Postal Service as “periodicals” class mail. Subscription copies of international editions of Reader’s Digest are delivered through the postal service in each country of publication. For additional information about postal rates and service, please refer to the section of this report captioned “Marketing.”

In the United States, a distribution network handles newsstand and other retail distribution. We have also contracted in each country with a newsstand magazine distributor for the distribution of Reader’s Digest.

In Europe, we have several multi-country agreements with independent contractors as well as in-country independent contractors to handle fulfillment, warehousing, customer service, and payment and order processing. We have two primary printing companies for printing Reader’s Digest magazine in Europe.

We believe that, generally, there is an adequate supply of alternative production and fulfillment services available to us at competitive prices should the need arise. Nevertheless, significant short-term disruption could occur. We have contingency plans to minimize recovery time should our current contractors be unable to meet our production and fulfillment requirements.

  Allrecipes.com

On April 20, 2006, we acquired Allrecipes.com for approximately $66 million. Allrecipes.com is an online community food and cooking website that leverages an active and growing network of home cooks and generates revenue from advertising sponsorships and retail licensing. Allrecipes.com was launched in 1997 as a place for home cooks to “meet” and share their favorite recipes. Since its launch, Allrecipes.com has become the world’s largest online community of home cooks, with more than 1.8 million registered members. Each month, the website attracts an average of 6 million unique visitors who collectively view more than 70 million pages; during peak holiday months, traffic spikes to more than 9 million visitors and 111 million page views. Allrecipes.com also includes 30,000 recipes, which are created, tested and reviewed by participating home cooks.

Taste of Home Entertaining

On May 1, 2006, we launched a new direct selling business as an extension of our Taste of Home magazine brand in the United States. Revenues are generated from independent sales consultants selling food and décor products to their party guests. As of June 30, 2006, more than 4,000 consultants have joined and the number of shipped parties exceeds 7,000.

Consumer Business Services

This reportable segment consists of Books Are Fun and QSP, which do not create their own products, but rather have specific ways to market the products of our other business units, as well as products that they acquire from other businesses.

Books Are Fun

Our Books Are Fun subsidiary sells premium quality books and gift items, including Reader’s Digest books and home entertainment products, at discount prices. It display markets those products on-site at schools and businesses in all 50 states of the United States and across Canada through book fairs and other displays. Book categories sold by Books Are Fun include best-selling novels, cookbooks, children’s books and education, sports, hobby, nature, travel and self-help titles. Non-book categories include bath and beauty products, music, videos and gift items. Books Are Fun’s products are sold by more than 800 independent sales representatives, who service approximately 70,000 schools, 15,000 large corporations and institutions, 14,000 daycare centers and 50,000 small businesses. Since many individuals purchase these products for gift giving, Books Are Fun’s sales cycle is largely seasonal and typically experiences substantial volume in the second quarter of our fiscal year.

Books Are Fun purchases book titles, gifts and other products from more than 500 publishers and vendors worldwide. Most products are test marketed by the purchase of a modest number of units in advance of purchasing larger quantities. Books Are Fun uses an extensive network of independent public warehousing facilities and carriers to store and transport products.

QSP

QSP, Inc. operates in the United States and markets and sells subscriptions to Reader’s Digest, the Reiman magazines, the special interest magazines and other publishers’ magazines, as well as food, gift, music and book products. QSP works directly with schools and youth groups on fundraising campaigns in which participants sell those products. QSP derives its revenues through services rendered in connection with fundraising events. A substantial majority of QSP’s sales occurs during the first half of our fiscal year, which coincides with the fall school semester. QSP currently has approximately 420 sales representatives.

QSP is party to a licensing agreement with World’s Finest Chocolate, Inc. that requires QSP to purchase annual minimum amounts of World’s Finest Chocolate products and gives QSP the exclusive right to sell those products for fundraising purposes and through other channels, under specified circumstances, through 2020.

Quality Service Programs, Inc., our Canadian subsidiary, conducts operations in Canada substantially similar to those conducted by QSP in the United States.

In the United States, operations at QSP are supplemented by eFundraising.com, which uses the Internet to enhance fundraising activities. eFundraising.com uses proprietary software that enables e-mail messages to be sent on behalf of students about their school or youth group’s fundraising activities to family and friends. The e-mail directs the recipients to the school or youth group’s website, where they may purchase magazine subscriptions and a variety of gift and food products. eFundraising.com also provides fundraising products, mainly scratch cards and chocolate, to organizations conducting fundraisers.

Several hundred other publishers make magazine subscriptions available to QSP at competitive discounted prices. QSP also obtains music products from a large music publisher. A substantial portion of QSP’s chocolate food products are obtained from World’s Finest Chocolate. QSP engages independent contractors to process and fulfill gift, food, magazine, music and book orders.

Marketing

We sell magazine subscriptions, Select Editions, series books, general books, music and video products, and certain other products principally through direct mail solicitations to households on our customer lists, as well as to customer lists rented or purchased from third parties. Our books and home entertainment products and product offers and many international magazine subscription offers are often accompanied by sweepstakes entries and, in some cases, premium merchandise offers. It is our direct marketing policy that a customer may return any book or home entertainment product to us, either before or after payment, and receive a refund of the amount paid. We believe that our returned goods policy is essential to our reputation and that it elicits a greater number of orders. Most of our customers are satisfied with our books and keep them. Sales of our books and home entertainment products are seasonal. In the direct marketing industry as a whole, more consumers respond in the fall and winter months (especially before Christmas) than during the rest of the year.

While we sell most copies of general books through initial promotional single offer mailings, we also sell substantial additional copies through other channels including catalog, package inserts and the Internet. We also distribute our general books for retail sale in stores via independent distributors and via Books Are Fun and QSP.

Reiman markets most of its books through direct mail and cross-promotion on its magazines. Reiman sells its books by offering a free preview period during which the customer agrees to examine the book before purchasing it. If they do not wish to purchase the book, they can return it without further obligation. In addition, Reiman markets magazines principally via direct mail, package inserts, the Internet and cross-promotion of titles within its magazine group. It markets products to its customer database of approximately 47 million current and former customers, combined with selective rental of outside customer lists. Reiman test markets new magazine ideas and titles, which rely on reader-submitted editorial content, with current subscribers of their own magazines and with selected readers from outside lists.

As part of our growth strategy and to better manage distribution and customer acquisition costs, we are increasing sales of our products through direct channels other than direct mail. These other distribution channels include our Consumer Business Services segment, direct-response television, package inserts, free-standing inserts, telemarketing, the Internet, display marketing and other direct sales. Reader’s Digest magazine and our other magazine publications, including Reiman, obtain and renew the vast majority of its subscribers in the United States through non-sweepstakes promotions.

We are adapting the editorial content and marketing methods of our magazines and books and home entertainment products to new technologies. Our rd.com website links to our many international and domestic websites and to our multiple online stores for shopping and information about our products. We also market subscriptions on rd.com. In fiscal 2006, rd.com (including changeone.com and other sub-sites) had over 17 million visitors from around the world. We are also utilizing electronic direct marketing to offer magazine subscriptions and books through one-click e-mail.

To promote the sale of our books and home entertainment products in the United States, we usually offer a sweepstakes in our promotional mailings. Prizes totaled about $2.6 million for the 2006 edition of the sweepstakes. Generally, each of our international subsidiaries sponsors its own sweepstakes. The mechanics of the sweepstakes vary from jurisdiction to jurisdiction, depending upon local law.

From time to time we are involved in legal, regulatory and investigative proceedings concerning our sweepstakes and other direct marketing practices. Also, from time to time jurisdictions in which we do business consider more restrictive laws or regulations governing sweepstakes or direct marketing. Although some of these proceedings may have negatively affected our direct marketing business, we do not believe that any current proceedings or currently proposed laws and regulations will have a material adverse effect on our direct marketing business.

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

We are subject to postal rate increases, which affect our product deliveries, promotional mailings and billings. Postage is one of the largest expenses in our promotional and billing activities. Increases in the postal rate are factored into our pricing strategies and operating plans. Higher postal rates or other delivery charges usually increase the total cost to the customer, which may have a negative effect on sales. As a result, we may strategically determine the extent, if any, to which we will pass these cost increases on to our customers.

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

Information Technology and Customer Database Enhancement

The size and quality of our databases of current and prospective customers in the countries where we operate contribute significantly to our business. We are constantly striving to improve our customer databases. We believe that our U.S. databases of more than 70 million households—over half the total number of households in the country—are one of the largest direct response databases in the United States. Our international databases include a total of almost 55 million households.

We continue to make significant investments in our database management and related information technology to improve our operating efficiencies, to increase the level of service we provide for our customer base and to facilitate globalization of our operations.

The United States and some international jurisdictions, particularly in Europe, have data protection laws or regulations that prohibit or limit exchanging the type of information that we maintain. Some jurisdictions also prohibit the retention of information, other than certain basic facts, about noncurrent customers. Although these regulations may hinder our ability to collect, retain and use customer information, we believe that current laws and regulations do not prevent us from engaging in activities necessary to operate our current businesses.

Competition and Trademarks

Although Reader’s Digest is a unique and well-established institution in the publishing industry, it competes with other magazines for subscribers and with magazines and all other media, including television, radio and the Internet, for advertising.

We own numerous trademarks that we use in our businesses worldwide. Two of our most important trademarks are “Reader’s Digest” and the “Pegasus” logo. In addition, our significant trademarks include “QSP”, “Books Are Fun”, “Taste of Home”, “Allrecipes.com”, “Select Editions” and the names of many of our magazines, features and other products. We believe that the name recognition, reputation and image that we have developed in each of our markets significantly enhance customer response to our direct marketing sales promotions. For these reasons, trademarks are important to our business, and we aggressively defend our trademarks.

We believe that our company names, image and reputation, as well as the quality of our customer databases, provide a significant competitive advantage over many other direct marketers. However, our books and home entertainment businesses, QSP and Books Are Fun compete with companies selling similar products at retail as well as by direct marketing through various channels, including display marketing and the Internet. Because tests show that consumer responses to direct marketing promotions can be adversely affected by the overall volume of direct marketing promotions, we also compete with all other direct marketers, regardless of whether their products are similar to our products. Our books and home entertainment businesses compete principally on the basis of direct marketing customer service, product popularity and price.

Reader’s Digest magazine and our special interest magazines compete with other magazines of similar respective genres for readers and advertising and our Reiman magazines compete for readers in their respective genres. QSP competes with other sellers of products similar to those sold by QSP, whether through fundraising services, direct marketing or retail. Nearly all of our products are in competition with other products and services that compete for a potential purchaser’s leisure activity time and disposable income.

Employees

As of June 30, 2006, we employed about 4,300 people worldwide. We employed about 2,400 in the United States and about 1,900 in our international subsidiaries. Our relationship with our employees is generally satisfactory.

Executive Officers

The following is information about our executive officers.

Name and Age	Positions With Reader’s Digest and Recent Business Experience
Thomas O. Ryder (62)
In April 1998, Mr. Ryder joined Reader’s Digest and was named Chairman of the Board and Chief Executive Officer. He retired as Chief Executive Officer on January 1, 2006 but continues as Chairman of the Board.

Eric W. Schrier (54)
Mr. Schrier became President and Chief Executive Officer of Reader’s Digest in January 2006. Prior to that he had been President, Reader’s Digest North America, since February 2003. Also, he was Senior Vice President and Global Editor-in-Chief from January 2000, when he joined Reader’s Digest, until February 2003.

Bonnie K. Bachar (44)
Ms. Bachar has been President, U.S. Publishing since August 2005. She was General Manager of the Reader’s Digest North American Publishing Group from March 2004 to August 2005 and Vice President and General Manager of TheFamily Handyman Group prior to March 2004. She joined Reader’s Digest in 1998.

Michael A. Brizel (49)
Mr. Brizel has been Senior Vice President and General Counsel of Reader’s Digest since July 2002. Before July 2002, he was Vice President and General Counsel of Reader’s Digest. Mr. Brizel joined Reader’s Digest in July 1989.

Richard E. Clark (42)	Mr. Clark has been Senior Vice President, Investor Relations and Global Communications, since November 2004. He joined Reader’s Digest as Vice President, Investor Relations, in March 2000.

Name and Age	Positions With Reader’s Digest and Recent Business Experience
Thomas D. Gardner (48)
Mr. Gardner has been Executive Vice President of Reader’s Digest since January 2006 and has been President, Reader’s Digest International, since February 2003. Mr. Gardner has also had responsibility for the oversight of Books Are Fun since January 2006.  He was President, North America Books and Home Entertainment, from January 2001 to February 2003 and was Senior Vice President, U.S. New Business Development, of Reader’s Digest prior to January 2001. Mr. Gardner joined Reader’s Digest in February 1992.

Michael S. Geltzeiler (47)
Mr. Geltzeiler joined Reader’s Digest as Senior Vice President and Chief Financial Officer in September 2001. In August 2004, Mr. Geltzeiler’s responsibilities were expanded to include oversight of Global Operations and Information Technology.

Gary S. Rich (45)
Mr. Rich has been President, QSP, and a Senior Vice President of Reader’s Digest since February 2002. He was Senior Vice President, Human Resources of Reader’s Digest from August 1998, when he joined Reader’s Digest, to February 2002.

Dawn M. Zier (41)
Ms. Zier has been President, North American Consumer Marketing and U.S. Books and Home Entertainment since August 2005. She was Vice President, Consumer Marketing, U.S. Magazines prior to August 2005. She joined Reader’s Digest in February 1992.

Our By-Laws state that officers serve at the pleasure of our board of directors. We elect our officers annually and they serve until their successors are elected and qualified.

Available Information

We file annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements and other documents with the U.S. Securities and Exchange Commission (the “SEC”). The public may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site at http://www.sec.gov that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.

We make available free of charge on or through our Internet website—http://www.rd.com—our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC.

Copies of the following Reader’s Digest documents are also available on our website.

Corporate Governance Guidelines
Audit Committee Charter
Compensation and Nominating Committee Charter
Corporate Governance Committee Charter
Finance Committee Charter
Ethical, Legal and Business Conduct Policies

Information contained on our website and the SEC’s website is not a part of this report.

Copies of any of the information referred to above are also available in print to any stockholder who requests. Requests for printed or electronic copies should be addressed to The Reader’s Digest Association, Inc., Attention: Investor Relations, Reader’s Digest Road, Pleasantville, NY 10570-7000 or via e-mail to: carlos_jimenez@rd.com.

ITEM 1A. RISK FACTORS

You should carefully consider the following risks associated with our businesses. Any of the following risks could have a material adverse effect on our businesses, financial condition or results of operations. The risks described below are not the only ones we face. Our businesses may also be materially adversely affected by risks that are not presently known to us or that we currently believe to be immaterial. For additional information regarding risk factors, see Item 7 of this report.

We cannot assure you that we will attain the goals of our fiscal 2006-2008 three-year strategic plan by fiscal 2008.

During fiscal 2006, we launched a three-year strategic plan, shifting our focus from stabilization of our businesses to sustainable top- and bottom-line growth by (1) diversifying the core business, (2) deepening customer relationships and (3) leveraging our global scale. The failure to achieve the overall goal or the components of the three-year strategic plan could have a material adverse effect on our results of operations and financial condition.

We may not be able to achieve the proper balance between circulation rate base and advertising revenues.

        Like most companies that publish magazines, we must balance our circulation rate base goals, in particular those for the U.S. Reader’s Digest magazine, with our advertising revenue objectives. This effort requires both effective management of the circulation rate base and the acquisition of new subscribers through cost-effective marketing methods. To maintain our circulation rate base, we may incur significant additional costs. We cannot assure you that we will be able to retain and acquire a sufficient number of magazine subscribers in an economically efficient manner. Failure to do so could require further reductions of our circulation rate base, which could negatively affect our advertising revenues and materially and adversely affect our results of operations and financial condition.

Failure to efficiently manage our direct marketing initiatives or to protect the integrity of our customer databases could negatively affect our business.

One of our most valuable assets is our customer list, which is a database containing information about our current and prospective customers. We rely on this database to develop and implement our direct marketing initiatives. Managing the frequency of our direct marketing initiatives and delivering appropriately tailored products in such initiatives is crucial to maintaining and increasing our customer base and achieving adequate results from our direct marketing efforts. Enhancing the database, maintaining the ability to utilize the information available from the database and properly utilizing the available information are vital to the success of our business, and our failure to do so could materially and adversely affect our results of operations and financial condition.

Changes in privacy law could adversely affect our ability to effectively market our products.

We collect information from our customers in the various markets in which we operate and we utilize that information principally for marketing and promotion purposes. Our collection, transfer and use of this information is limited by privacy and data protection laws and regulations in those jurisdictions, including the National Do Not Call Registry operated by the U.S. Federal Trade Commission, the U.S. Federal CAN-SPAM Act of 2003 and the European Data Protection Directive. Our compliance with additional regulations in these areas may increase our operating costs and adversely affect our ability to effectively market our products. Our failure to comply with these regulations could result in fines, sanctions and other penalties and additional restrictions on our collection, transfer or use of personal data. These developments could materially and adversely affect our results of operations and financial condition.

Changes in the legal and regulatory environment could increase our costs, restrict our operations and limit our marketing and other business activities.

The marketing and sale of our products is subject to various laws, regulations and policies administered by U.S. federal, state and local and foreign governments in markets in which we operate our businesses. Changes in these laws, regulations and policies, or in their interpretation, could increase our costs and liabilities and limit the manner in which market our products and conduct our other business operations.

        We currently rely on the use of sweepstakes as an important component of most of our direct marketing techniques in attracting and retaining customers in non-U.S. markets. If significant legislative or regulatory restrictions on these techniques occur in these markets, we will be forced to revise our marketing practices in those markets. We cannot assure you that revised practices would yield equally favorable results, and the failure to do so could materially and adversely affect our results of operations and financial condition.

        We also rely on the use of sweepstakes as an important component of our direct marketing efforts in our U.S. Books and Home Entertainment business. Legislative and regulatory developments and agreements with state attorneys general in the United States have reduced the effectiveness of sweepstakes as a marketing method. As a result, we have increasingly tested other direct marketing techniques in an effort to diversify our overall marketing strategy in our Books and Home Entertainment business and to attract and retain new customers of this business. We cannot assure you that non-sweepstakes marketing techniques will be as effective as sweepstakes were. If we fail to effectively utilize alternative marketing techniques in our Books and Home Entertainment business, our business may be materially and adversely affected, which would materially and adversely affect our results of operations and financial condition.

We may not be able to successfully achieve the expected benefits of acquisitions and other ventures.

In the recent past, we have acquired companies and we may in the future make acquisitions intended to support and strengthen our businesses. Future acquisitions may divert our management’s attention for our other business operations. Future acquisitions also may require us to incur additional debt and contingent liabilities, which could materially and adversely affect our results of operations and financial condition. Also, our failure to effectively integrate newly acquired operations—including, among other things, (1) the failure to maintain important business relationships, (2) the failure to retain key employees and (3) the occurrence of unforeseen costs and complexities, could prevent us from realizing our expected rate of return on an acquired business and could have a material and adverse affect on our results of operations and financial condition.

Our earnings and net worth could be materially and adversely affected by impairment in the carrying value of goodwill or other intangible assets.

The carrying value of goodwill represents the fair value of an acquired business in excess of identifiable assets and liabilities as of the acquisition date. The carrying value of other intangibles represents the fair value of trademarks, trade names, and other acquired intangibles as of the acquisition date. Goodwill and other acquired intangibles expected to contribute indefinitely to the cash flows of the Company are not amortized, but must be evaluated by management at least annually for impairment. We assess our goodwill and other intangibles for impairment during the third fiscal quarter of each year, and on an interim basis should indicators of impairment become apparent. If carrying value exceeds current fair value, the intangible is considered impaired and is reduced to fair value via a charge to earnings. During fiscal 2006 and 2005, we incurred impairment charges totaling $316.8 million related to Books Are Fun goodwill. Should management’s assessment of the fair value of any of our acquired intangible assets decline, our earnings and net worth may be materially and adversely affected. For additional information, see Note 6 to our Consolidated Financial Statements referred to in Item 8 of this report.

We operate in highly competitive industries and must launch new products to attract new and younger customers to augment and replenish our maturing customer base while maintaining the quality of existing products.

We operate in highly competitive industries both in the United States and in our foreign markets. We compete on the basis of the following, among other things: (1) the variety, quality and attractiveness of our products and services; (2) the pricing of our products and services; (3) the manner in which we market and promote our products and services; and (4) the effectiveness of the distribution of our products and services and our customer service. Numerous well-established and smaller entrepreneurial companies produce, market and sell products that compete with the products that our businesses offer. Our magazines compete with other magazines for subscribers and with all media, including television, radio, newspapers and the Internet, for advertising. Our Books and Home Entertainment and Books Are Fun businesses compete with companies selling similar products at retail outlets, through direct and display marketing and on the Internet. QSP competes with companies selling similar products through fundraising services, direct marketing, the Internet and retail outlets.

        Our success in attracting and retaining new and younger consumers to augment and replenish our maturing customer base depends in large part on our ability to identify customer trends and preferences and to develop new products across our business lines and to acquire and effectively manage the inventory of new products in our display marketing businesses in response to those trends and preferences. If we fail to launch a broadly appealing mix of new products, we may not be able to attract new customers and it is possible that our existing customers will seek product offerings from our competitors, which could materially and aversely affect our results of operations and financial condition.

We face additional risks associated with significant non-U.S. operations and we continue to expand into foreign markets.

We are committed to expanding our business internationally. As we enter new markets, we may, among other things: (1) utilize some portion of the attention of existing regional personnel; (2) identify, recruit, hire, train, develop and retain qualified and effective local personnel; (3) establish local internal business systems; (4) establish external business relationships, including outsourcing, joint venturing and licensing core business functions and (5) compete with established local competitors that may be more familiar with the particular tastes of the consumers in such markets. We cannot guarantee that we will be successful. If we fail to accomplish these matters effectively, our expansion opportunities could be limited and our results of operations and financial condition could be materially and adversely affected.

Economic weakness in the United States and abroad could negatively affect our business.

Most of our products are recreational in nature and, therefore, involve discretionary spending on the part of consumers. This makes our products particularly sensitive to general economic conditions and economic cycles and trends in advertising placements. Also, we derive a portion of our revenues from the sale of advertising in our publications. Our advertising revenues are susceptible to fluctuations in economic cycles. Sustained economic weakness in the United States or in Europe and in other markets where we generate a significant amount of our revenues, would likely further reduce consumer spending in our markets and negatively affect our business, which could materially and adversely affect our results of operations and financial condition.

Currency exchange rate fluctuations could reduce our revenue and net income.

We operate globally, through operations in various locations around the world. In fiscal 2006, we generated 50% of our revenue in markets outside of the United States. We purchase a significant portion of our inventory and raw materials primarily in U.S. dollars. The functional currency for most of our foreign operations is the applicable local currency. In preparing our financial statements, we translate revenues and expenses in foreign countries from their local currencies into U.S. dollars using weighted average exchange rates. If the U.S. dollar strengthens relative to local currencies, our reported revenues, gross profits and net income will likely be reduced. Given our inability to predict the degree of exchange rate fluctuations, we cannot estimate the effect these fluctuations may have upon future reported results, product pricing or our overall financial condition, but they could materially and adversely affect our results of operations and financial condition.

Increases in postage costs or paper prices could negatively affect our results.

Because the price of postage and paper are two of our largest operating expenses, our income may be reduced by increases in either postage or paper prices.

        We expect to incur postage and delivery service costs of approximately $400 million in fiscal 2007. We largely use the United States Postal Service in the United States and a variety of carriers outside of the United States. Postage costs increase periodically and can be expected to increase in the future. Higher postal rates or other delivery charges increase the total cost of our products to the customers, which may have a negative effect on sales.

        Paper is the principal raw material used in our business. We expect to incur costs of approximately $200 million in fiscal 2007 for paper for printed products and promotional material. The price of paper may fluctuate significantly in the future. Although we have attempted to ensure adequate, competitively priced, long-term supplies of paper, changes in the market supply of or demand for paper could affect delivery times and prices. We cannot be sure that we will not need to find alternative sources for paper from time to time and that we will continue to have access to paper in the necessary amounts or at reasonable prices or that any increases in the cost of paper will not have a material adverse effect on our business.

        Our inability to absorb the impact of increases in postage and paper costs or our strategic determination not to pass on all or a portion of these increases to the customers could materially and adversely affect our results of operations and financial condition.

We may not be able to obtain at favorable prices the third-party products that we sell.

Our profit margins in our Books Are Fun and QSP businesses are highly dependent on the costs to obtain the books, gifts and magazines that they sell. Although these products have been available to us on negotiated, competitive terms in the past, there can be no assurance that we will have access to these products at comparable prices in the future.

A failure by QSP to meet minimum purchase requirements in one of its agreements could materially and adversely affect our results of operations and financial condition.

QSP entered into a long-term licensing agreement with World’s Finest Chocolate, Inc. in May 2000 pursuant to which QSP is licensed to sell World’s Finest Chocolate products as part of QSP’s fundraising support business. The agreement was amended in 2002 to reduce the minimum purchase requirements and extend the term of the agreement. Under a long-term licensing agreement with World’s Finest Chocolate, Inc. originally entered into in May 2000, QSP must satisfy estimated minimum annual purchase requirements of chocolate products ranging from approximately $56 million in fiscal 2007 to approximately $75 million in each year from fiscal 2008 to fiscal 2021. For additional information about this agreement, see Note 6 to our Consolidated Financial Statements referred to in Item 8 of this report. QSP is required to meet these minimum annual purchase requirements regardless of whether QSP would otherwise use that amount of World’s Finest Chocolate products in the operation of its business. During the fourth quarter of fiscal 2006, we determined that it was probable that we will not meet the calendar 2006 minimum tonnage purchase commitment under this agreement and accordingly, recorded a charge of $6 million. We cannot assure you that QSP will be able to satisfy these minimum requirements throughout the remainder of the term of the agreement. A significant failure of QSP to meet the minimum annual purchase requirements under the agreement could materially and adversely affect our results of operations and financial condition.

We may not be able to retain or attract the key management, creative, editorial, marketing and sales personnel that we need to remain competitive and grow.

We operate in a number of highly visible industry segments where there is intense competition for experienced and highly effective key employees. Our successful operations in these segments may increase the market visibility of members of our key management and creative and editorial teams and result in their recruitment by other businesses.

        We depend on our ability to identify, recruit, hire, train, develop and retain qualified and effective personnel. A loss of a significant number of skilled creative and editorial personnel could have a negative effect on the quality of our products. Similarly, a loss of a significant number of experienced and effective sales personnel would likely result in fewer sales of our products and could materially and adversely affect our results of operations and financial condition. We expend significant resources and management time in identifying and training our creative, editorial, marketing and sales personnel. Our ability to identify, recruit, hire, train, develop and retain qualified and effective personnel in these areas depends, however, on numerous factors, including factors that we cannot control, such as competition and conditions in the local employment markets in which we operate.

        Furthermore, we depend on the continued services of our senior management team. This team is familiar with our industries and our business strategies and the departure of key management personnel could adversely affect our business, which could materially and adversely affect our results of operations and financial condition.

Increases in sales or other taxes could reduce our revenues.

In some markets, our products are subject to local and national sales taxes and other taxes such as value added taxes. Higher taxes will either increase the cost of our products to consumers, which could have a negative effect on the sales of our products, or reduce profit margins on these products if we do not pass on the increase to customers. This could materially and adversely affect our results of operations and financial condition.

Events that are beyond our control may disrupt the marketing and promotion and delivery of our products and services.

The success of our businesses is largely contingent on the availability of direct access to consumers. A significant portion of our business relies on postal services for delivery of products and for promotional marketing activity. For example, our Consumer Business Services segment requires direct personal access to consumers through offices and schools for display marketing and access to schools and youth groups for fund-raising activities. As a result, any event that disrupts or limits our direct access to consumers could materially and adversely affect our business, which could materially and adversely affect our results of operations and financial condition. Some of these events may be beyond our control, such as: adverse weather conditions; war; political instability or civil unrest; terrorism and related heightened security measures; natural and other disasters and catastrophic events; pandemics; increased energy costs; strikes and other labor-related supply chain disruptions;

Our businesses are largely seasonal and could be significantly unfavorably affected by adverse events during the principal selling season.

Our businesses are largely seasonal, with more marketing activity occurring during the Northern Hemisphere’s fall and early winter. Shifts in the timing of important holding selling seasons relative to our fiscal quarters also may affect our results. Higher seasonal and holiday demand for our products and services increases, among other things, our inventory requirements and our borrowing and liquidity requirements. The occurrence of unfavorable events—whether within or outside of our control—during the periods of seasonally high demand or our failure to effectively manage our seasonal inventory could have a disproportionately unfavorable effect on our business, which could materially and adversely affect our results of operations and financial condition.

We may not be able to adequately protect our intellectual property, our brand and our reputation.

Our copyrights, trademarks, service marks patents, trade secrets and all of our other intellectual property rights are important assets. We rely on copyright, patent, trademark and other laws in the United States and other jurisdictions to protect our proprietary rights. It may be more difficult to protect our intellectual property rights in some foreign jurisdictions. Our significant proprietary rights could be infringed or invalidated. In addition, our business activities could be alleged or determined to infringe upon the proprietary rights of others. We could incur significant costs to protect our rights or to defend against infringement claims by others. If we are unsuccessful, our results of operations and financial condition could be materially and adversely affected.

        Our brand and our reputation are also important assets as our ability to attract and retain customers is in part dependent upon the external perceptions of our Company, the quality of its products and services, and its integrity. Damage to our reputation or negative publicity or perceptions about us, including by association with adverse developments in the industries in which we conduct our businesses, could cause a loss of consumer confidence in our Company, as well as unfavorable regulatory scrutiny.

Our substantial indebtedness, and the potential for increased indebtedness, could adversely affect our financial condition, which could adversely affect our liquidity and results of operations.

As of June 30, 2006, we had significant leverage consisting of approximately $395.0 million of indebtedness outstanding under our $500 million Five-Year Revolving Credit Agreement (the “Revolving Credit Facility”) and $300 million in 6 ½% senior unsecured notes due 2011 (the “Senior Unsecured Notes”). This level of indebtedness could have important consequences to stockholders, including the following:

•	it may limit our ability to borrow money for capital expenditures, acquisitions, debt service requirements and general corporate or other purposes;

•	it may limit our flexibility in planning for, or reacting to, changes in our business and future business opportunities and changing market conditions;

•	we may be more highly leveraged than some of our competitors, which may place us at a competitive disadvantage;

•	it may make us more vulnerable than a less leveraged company to a downturn in our business or in the economy;

•	there would be a material adverse effect on our business, results of operations and financial condition if we were unable to service our indebtedness.

        The interest rate under our Revolving Credit Facility is based in part on our leverage ratio and LIBOR, the prime rate or the federal funds rate then in effect. Increases in our leverage ration or increases in LIBOR, the prime rate or the federal funds rate could result in an increase in our interest rates, which would increase our interest payment obligations and would have an adverse effect on us.

        We maintain liquidity to fund the ongoing cash needs of our businesses, including the repayment of outstanding indebtedness, the payment of dividends and the repurchase of our stock, principally through our operating cash flow and our borrowings. Our ability to make payments on and to refinance our indebtedness will depend on our ability to generate cash from our operations in the future and manage our working capital. To the extent that our operating cash flow is insufficient and we are unable to access the capital markets on terms acceptable to us, we may decrease our business expenditures or we may increase our indebtedness under our existing Revolving Credit Facility or through additional financings, or we may do both. In order to obtain additional financing, we may be required to refinance our existing credit facilities. Our failure to obtain any necessary refinancing or additional financing on terms and conditions that are comparably favorable to us could materially and adversely affect our results of operations and financial condition.

        Based on our current level of operations, we believe our cash flow from operations, available cash and available borrowings under our Revolving Credit Facility and other borrowing facilities will be adequate to meet our future liquidity needs for the foreseeable future.

        We cannot assure you, however, that our business will generate sufficient cash flow from operations or that future borrowings will be available to us in an amount sufficient to enable us to pay our indebtedness or to fund our other liquidity needs. If we cannot service our indebtedness, we may have to take actions such as selling assets, seeking additional equity or forgoing, reducing or delaying capital expenditures, strategic acquisitions, investments and alliances. We cannot assure you that any such actions, if necessary, could be effected on commercially reasonable terms, or at all.

Restrictive covenants in our credit facilities and the indenture governing our Senior Unsecured Notes may restrict our ability to pursue our business strategies.

Our Revolving Credit Facility and, in some cases, the indenture governing our Senior Unsecured Notes will limit our ability, among other things, to:

•	incur additional indebtedness;

•	issue preferred stock;

•	incur liens;

•	consolidate, merge, sell or otherwise dispose of all or substantially all of our assets;

•	sell assets, including capital stock of subsidiaries;

•	pay dividends or make distributions in respect of our capital stock or make certain other restricted payments or investments, subject to certain exceptions;

•	make certain types of investments, loans, guarantees or acquisitions;

•	enter into transactions with our affiliates

•	agree to payment restrictions affecting our subsidiaries; and

•	make capital expenditures.

In addition, our Revolving Credit Facility requires us to achieve specified financial and operating results and maintain compliance with specified financial ratios. If we fail to comply with the covenants containing these requirements, we would be in default and, under certain circumstances, our the lenders under the Revolving Credit Facility could declare all amounts owed to them to be due and payable, which could have a material and adverse effect on our results of operations and financial condition.

Significant changes in pension fund investment performance or assumptions relating to pension costs may have a material effect on the valuation of pension obligations, the funded status of pension plans and our pension cost.

Our funding policy for pension plans is to accumulate plan assets that, over the long run, will approximate the present value of projected benefit obligations. Although our U.S. qualified pension plan is overfunded, some of our foreign pension plans are under-funded. Our pension cost is materially affected by the discount rate used to measure pension obligations, the level of plan assets available to fund those obligations at the measurement date and the expected long-term rate of return on plan assets. Significant changes in investment performance or a change in the portfolio mix of invested assets can result in corresponding increases and decreases in the valuation of plan assets, particularly equity securities, or in a change of the expected rate of return on plan assets. A change in the discount rate would result in a significant increase or decrease in the valuation of pension obligations, affecting the reported funded status of our pension plans as well as the net periodic pension cost in the following fiscal years. Similarly, changes in the expected return on plan assets can result in significant changes in the net periodic pension cost of the following fiscal years. Significant variations in pension performance could produce volatility in our reported results and significant under-funding in our foreign pension plans could necessitate higher company contributions to those plans.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

The table below shows our headquarters and other properties that we own or lease. These locations house our executive, administrative, editorial, advertising sales and operational offices and warehouse and other facilities.

Location	Area (sq. ft.)
Westchester County, NY	278,536 leased
Greendale, WI	164,800 owned
Fairfield, IA	105,393 owned
New York, NY	99,200 leased
Various U.S. cities	72,788 leased
International	363,981 owned; 364,452 leased

In December 2004, we completed the sale and partial leaseback of our headquarters in Westchester County, New York. During fiscal 2005 we sold our local headquarters buildings in Australia and Portugal, and during fiscal 2006 we sold our local headquarters building in Mexico.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The information contained under the captions “Selected Quarterly Financial Data and Dividend and Market Information” and “Corporate and Shareholder Information” in Exhibit 13 to this report is incorporated into this Item by reference.

Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares (or Units) Purchased(1)	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs(2)	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(2)

April 1-30, 2006	79,433	$13.76	75,000	48,601,320
May 1-31, 2006	1,350,000	$13.73	1,350,000	30,066,759
June 1-30, 2006	835	$14.00	---	30,066,759
Total	1,430,268	$13.73	1,425,000

(1)
The shares purchased in April and June 2006 include 4,433 and 835 shares, respectively, of the Company’s Common Stock surrendered to the Company by employees in order to fulfill tax withholding obligations of employees upon vesting of restricted stock.

(2)	On April 28, 2005, we announced our repurchase of up to $100.0 million of our Common Stock over the succeeding two years.

Recent Sales of Unregistered Securities

Shown in the table below are securities of the registrant that were not registered under the Securities Act of 1933 and were sold by the registrant during the fiscal year ended June 30, 2006. The securities were sold to employees of subsidiaries of the Company located outside of the United States pursuant to international employee stock purchase plans that permitted the participants to purchase shares of the Company’s Common Stock, generally at a purchase price of 95% of the fair market value of the stock on the last day of a six-month period. These sales were made outside of the United States in reliance on the safe harbor under Regulation S under the Securities Act of 1933.

Class of security	Date of sale	Number of shares sold	Aggregate purchase price

Common Stock	December 31, 2005	4,120	$53,539

Common Stock	June 30, 2006	3,591	$47,503

ITEM 6. SELECTED FINANCIAL DATA

The information contained under the caption “Selected Quarterly Financial Data and Dividend and Market Information” and “Selected Financial Data” in Exhibit 13 to this report is incorporated into this Item by reference.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The information contained under the caption “Management’s Discussion and Analysis” in Exhibit 13 to this report is incorporated into this Item by reference.

This report contains or incorporates by reference “forward-looking statements” within the meaning of the U.S. federal securities laws. Forward-looking statements include any statements that address future results or occurrences. These forward-looking statements inherently involve risks and uncertainties that could cause actual future results and occurrences to differ materially from the forward-looking statements. Some of these risks and uncertainties include factors relating to:

•	the effects of potentially more restrictive privacy and other governmental regulation relating to our marketing methods;
•	the effects of modified and varied promotions;
•	our ability to identify customer trends;
•	our ability to continue to create and acquire a broadly appealing mix of new products;
•	our ability to attract and retain new and younger magazine subscribers and product customers in view of the maturing of an important portion of our customer base;
•	our ability to attract and retain subscribers and customers in an economically efficient manner;
•	the effects of selective adjustments in pricing;
•	our ability to expand and more effectively utilize our customer database;
•	our ability to expand into new international markets and to introduce new product lines into new and existing markets;
•	our ability to expand into new channels of distribution;
•	our ability to negotiate and implement productive acquisitions, strategic alliances and joint ventures;
•	our ability to successfully integrate newly acquired and newly formed businesses;
•	the strength of relationships of newly acquired and newly formed businesses with their employees, suppliers and customers;
•	the accuracy of the basis of forecasts relating to newly acquired and newly formed businesses;
•	our ability to achieve financial savings related to restructuring programs;
•	our ability to contain and reduce costs, especially through global efficiencies;
•	the cost and effectiveness of our reengineering of business processes and operations;
•	the accuracy of our management’s assessment of the current status of our business;
•	the evolution of our organizational and structural capabilities;
•	our ability to respond to competitive pressures within and outside the direct marketing and direct sales industries, including the Internet;
•	our ability to recruit, train and retain effective sales personnel;
•	the effects of worldwide paper and postage costs;
•	the effects of possible postal disruptions on deliveries of promotions, products and payments;
•	the effects of foreign currency fluctuations;
•	the accuracy of our management’s assessment of the future effective tax rate and the effects of initiatives to reduce the rate;

•	the adequacy of our financial resources;
•	the effects of the terms of, and increased leverage resulting from additional borrowings under, our credit facilities;
•	the effects of interest rate fluctuations;
•	the effects of downgrades of our credit ratings;
•	the effects of economic and political changes in the markets where we compete;
•	the effects of weather in limiting our access to consumers; and
•	the economic effects of terrorist activity and related events, especially those limiting our access to consumers and otherwise affecting the direct marketing and direct sales industries.

For additional information regarding risk factors, see Item 1A of this report.

We do not undertake to update any forward-looking statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information contained under the caption “Management’s Discussion and Analysis” in the section entitled “Quantitative and Qualitative Disclosures About Market Risk” in Exhibit 13 to this report is incorporated into this Item by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our Consolidated Financial Statements, together with the reports of Ernst & Young LLP as of and for the year ended June 30, 2006 and KPMG LLP as of and for the years ended June 30, 2005 and 2004 in Exhibit 13 to this report, are incorporated into this Item by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

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

Internal Control Over Financial Reporting

The information contained under the captions “Report of Management” and “Report of Independent Registered Public Accounting Firm” in Exhibit 13 to this report are incorporated into this Item by reference. There has been no change in the Company’s internal control over financial reporting during the fiscal quarter ended June 30, 2006, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

Not applicable.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information required by this Item with respect to our directors under the captions “Proposal 1: Election of Directors” and “Governance Information” in the Proxy Statement for our Annual Meeting of Stockholders to be held on November 17, 2006, is incorporated into this Item by reference.

Information required by this Item with respect to our executive officers appears under the caption “Executive Officers” in Item 1 of Part I of this report and is incorporated into this Item by reference.
Information required by this Item with respect to compliance with Section 16 of the Securities Exchange Act of 1934 appears under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement for our Annual Meeting of Stockholders to be held on November 17, 2006, and is incorporated into this Item by reference.

Code of Ethics

Our Ethical, Legal and Business Conduct Policies, which are a “code of ethics” within the meaning of Item 406 of the Securities and Exchange Commission’s Regulation S-K, apply to all of our Directors and employees, including our principal executive officer, principal financial officer and principal accounting officer, or persons performing similar functions. These Policies are available on our Internet website at www.rd.com. We intend to post on our website (or disclose by any other means permitted under SEC rules) any amendment to, or waiver from, any provision of the Policies that applies to our principal executive officer, principal financial officer or principal accounting officer, or persons performing similar functions.

ITEM 11. EXECUTIVE COMPENSATION

Information required by this Item with respect to executive compensation under the captions “Executive Compensation,” “Report of the Compensation and Nominating Committee” and “Performance Graph” in the Proxy Statement for our Annual Meeting of Stockholders to be held on November 17, 2006, is incorporated into this Item by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

The following table sets forth information as of June 30, 2006, with respect to compensation plans under which equity securities of Reader’s Digest may be issued. The equity securities to be issued under the plans are Reader’s Digest Common Stock.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights(1) (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)

Equity compensation plans approved by security holders	14,439,021	$19.81	4,110,484
Equity compensation plans not approved by security holders	---	---	---
Total	14,439,021	$19.81	4,110,484

(1)
Includes 3,597,890 shares available for future grants under the Company’s 2005 Key Employee Long Term Incentive Plan. This plan provides for the grant of stock options, stock appreciation rights, restricted stock, performance shares, performance units and other stock-based awards. Includes 73,750 shares available for future grant under the Company’s Director Compensation Program. Includes 241,934 shares available for issuance under the Company’s Employee Stock Purchase Plan, which permits U.S. employees to purchase shares from Reader’s Digest at a discount. Includes 196,910 shares available for issuance under the Company’s International Employee Stock Ownership Plan, which comprises our international employee stock purchase plans for non-U.S. employees and our U.K. Share Incentive Plan, which provides for compensatory share awards to U.K. employees.

Security Ownership Information

Information required by this Item with respect to security ownership of certain beneficial owners and management under the caption “Equity Security Ownership” in the Proxy Statement for our Annual Meeting of Stockholders to be held on November 17, 2006, is incorporated into this Item by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Not applicable.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information required by this Item with respect to principal accountant fees and services under the captions “Audit Committee Report” and “Ratification of Independent Registered Public Accounting Firm” in the Proxy Statement for our Annual Meeting of Stockholders to be held on November 17, 2006, is incorporated into this Item by reference.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)   1 Financial Statements
An index of our Consolidated Financial Statements appears on page 38 of this report.

2 Financial Statement Schedules
All schedules have been omitted since the information required to be submitted has been included in the Consolidated Financial Statements or Notes thereto or has been omitted as not applicable or not required.

3 Exhibits

3.1
Restated Certificate of Incorporation of The Reader’s Digest Association, Inc. filed with the State of Delaware on July 8, 2003, filed as Exhibit 4.1 to our Registration Statement on Form S-3 (Registration No. 333-107278) filed on July 23, 2003, is incorporated herein by reference.

3.2
Amended and Restated By-Laws of The Reader’s Digest Association, Inc., effective December 13, 2002, filed as Exhibit 3.2 to Amendment No. 1 to our Registration Statement on Form 8-A/A (Registration No. 001-10434) filed on December 13, 2002, is incorporated herein by reference.*

4.1
Indenture, dated as of March 3, 2004, between The Reader’s Digest Association, Inc., as issuer, and JPMorgan Chase Bank, as trustee, filed as Exhibit 4.1 to our Registration Statement on Form S-4 (Registration No. 333-113961) filed on March 26, 2004, is incorporated herein by reference.

4.2
Registration Rights Agreement, dated as of March 3, 2004, by and among The Reader’s Digest Association, Inc., J.P.Morgan Securities Inc., ABN AMRO Incorporated, Commerzbank Aktiengesellschaft, The Royal Bank of Scotland, plc and Wachovia Securities Inc., filed as Exhibit 4.2 to our Registration Statement on Form S-4 (Registration No. 333-113961) filed on March 26, 2004, is incorporated herein by reference.

10.1
The Reader’s Digest Association, Inc. Management Incentive Compensation Plan (Amendment and Restatement as of July 1, 1994), filed as Exhibit 10.1 to our Annual Report on Form 10-K for the year ended June 30, 1994, is incorporated herein by reference.*

10.2
The Reader’s Digest Association, Inc. 1989 Key Employee Long Term Incentive Plan, as amended effective April 13, 2001, filed as Exhibit 10.29 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2001, is incorporated herein by reference.*

10.3
The Reader’s Digest Association, Inc. Deferred Compensation Plan (Amendment and Restatement as of July 8, 1994) filed as Exhibit 10.4 to our Annual Report on Form 10-K for the year ended June 30, 1994, is incorporated herein by reference.*

10.4
Excess Benefit Retirement Plan of The Reader’s Digest Association, Inc. (Amendment and Restatement as of July 1, 1994), filed as Exhibit 10.7 to our Annual Report on Form 10-K for the year ended June 30, 1994, is incorporated herein by reference.*

10.5
The Reader’s Digest 1992 Executive Retirement Plan (Amendment and Restatement as of October 10, 1996), filed as Exhibit 10.12 to our Annual Report on Form 10-K for the year ended June 30, 1997, is incorporated herein by reference.*

10.6
Amendment No. 1 to The Reader’s Digest Association, Inc. Management Incentive Compensation Plan (effective as of April 11, 1996) filed as Exhibit 10.1.1 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 1996, is incorporated herein by reference.*

*Management contract or compensatory contract, plan or arrangement.

10.7
The Reader’s Digest Association, Inc. Deferred Compensation Plan for Directors, amended and restated as of January 1, 2003 filed as Exhibit 10.10 to our Annual Report on Form 10-K for the year ended June 30, 2003, is incorporated herein by reference.*

10.8
Employment Agreement dated as of April 28, 1998, between The Reader’s Digest Association, Inc. and Thomas O. Ryder, filed as Exhibit 10.33 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 1998, is incorporated herein by reference.*

10.9
The Reader’s Digest Association, Inc. 2001 Income Continuation Plan for Senior Management, filed as Exhibit 10.21 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2001, is incorporated herein by reference.*

10.10
Termination Agreement dated as of April 23, 2001, between The Reader’s Digest Association, Inc. and Eric W. Schrier, filed as Exhibit 10.18 to our Annual Report on Form 10-K for the year ended June 30, 2001, is incorporated by reference.*

10.11
Termination Agreement dated as of December 18, 2001, between The Reader’s Digest Association, Inc. and Michael S. Geltzeiler filed as Exhibit 10.14 to our Annual Report on Form 10-K for the year ended June 30, 2003, is incorporated herein by reference.*

10.12
Termination Agreement dated as of April 23, 2001, between The Reader’s Digest Association, Inc. and Thomas D. Gardner, filed as Exhibit 10.17 to our Annual Report on Form 10-K for the year ended June 30, 2002, is incorporated herein by reference.*

10.13
Termination Agreement dated as of April 23, 2001, between The Reader’s Digest Association, Inc. and Gary S. Rich filed as Exhibit 10.16 to our Annual Report on Form 10-K for the year ended June 30, 2003, is incorporated herein by reference.*

10.14	The Reader’s Digest Association, Inc. Senior Management Incentive Plan, filed as Exhibit 10.27 to our Annual Report on Form 10-K for the year ended June 30, 1999, is incorporated herein by reference.*

10.15
Assurance of Voluntary Compliance or Discontinuance dated February 26, 2001, by and among the State Attorneys General and the registrant, filed as Exhibit 99.2 to our Current Report on Form 8-K dated March 9, 2001, is incorporated herein by reference.

10.16
The Reader’s Digest Association, Inc. 1994 Key Employee Long Term Incentive Plan, amended and restated as of September 18, 2002, filed as Exhibit 10.24 to our Annual Report on Form 10-K for the year ended June 30, 2002, is incorporated herein by reference.*

10.17
The Reader’s Digest Association, Inc. 2002 Key Employee Long Term Incentive Plan, filed as Exhibit 10.25 to our Annual Report on Form 10-K for the year ended June 30, 2002, is incorporated herein by reference.*

*Management contract or compensatory contract, plan or arrangement.

10.18
The Reader’s Digest Association, Inc. Director Compensation Program, amended and restated as of January 1, 2003 filed as Exhibit 10.23 to our Annual Report on Form 10-K for the year ended June 30, 2003, is incorporated herein by reference.*

10.19
Form of Indemnification Agreement between The Reader’s Digest Association, Inc. and individual directors and Named Executive Officers of The Reader’s Digest Association, Inc., filed as Exhibit 10.27 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2003, is incorporated herein by reference.*

10.20	FlexNet Program summary description filed as Exhibit 10.28 to our Annual Report on Form 10-K for the year ended June 30, 2003, is incorporated herein by reference.*

10.21	Financial counseling plan summary description filed as Exhibit 10.29 to our Annual Report on Form 10-K for the year ended June 30, 2003, is incorporated herein by reference.*

10.22
Amendment to Employment Agreement dated as of November 21, 2003, between The Reader’s Digest Association, Inc. and Thomas O. Ryder, filed as Exhibit 10.31 to our Quarterly Report on Form 10-Q for the quarter ended December 31, 2003, is incorporated herein by reference.*

10.23
Form of stock option award terms and conditions to Named Executive Officers under The Reader’s Digest Association, Inc. 1994 and 2002 Key Employee Long Term Incentive Plans, filed as Exhibit 10.34 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, is incorporated herein by reference.*

10.24
Form of restricted stock award terms and conditions to Named Executive Officers under The Reader’s Digest Association, Inc. 1994 and 2002 Key Employee Long Term Incentive Plans, filed as Exhibit 10.35 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, is incorporated herein by reference.*

10.25
Addendum effective January 1, 2005 to The Reader’s Digest Association, Inc. Director Compensation Program, filed as Exhibit 10.34 to our Current Report on Form 8-K dated November 18, 2004, is incorporated herein by reference.*

10.26
Amended and Restated Sale Purchase Agreement between The Reader’s Digest Association, Inc. and GAP III Properties LLC and Summit Development, LLC dated as of November 18, 2004, but effective as of September 10, 2004, filed as Exhibit 10.35 to our Current Report on Form 8-K dated November 18, 2004, is incorporated herein by reference.

10.27
Description of operation of the executive incentive program of The Reader’s Digest Association, Inc., including the Senior Management Incentive Plan (fiscal 2006 awards), the Management Incentive Compensation Plan (fiscal 2006 awards) and the 2002 Key Employee Long Term Incentive Plan (fiscal 2005 and 2006 awards), included in Item 1.01 of our Current Report on Form 8-K dated March 11, 2005, is incorporated herein by reference.*

*Management contract or compensatory contract, plan or arrangement.

10.28
Five-Year Revolving Credit Agreement, dated as of April 14, 2005, among The Reader’s Digest Association, Inc., as Borrower and Guarantor, Books Are Fun, Ltd., QSP, Inc. and Reiman Media Group, Inc., as Borrowing Subsidiaries and Subsidiary Guarantors, the Lenders party thereto, filed as Exhibit 10.1 to our Current Report on Form 8-K dated April 14, 2005, is incorporated herein by reference.

10.29	The Reader’s Digest Association, Inc. 2005 Key Employee Long Term Incentive Plan, filed as Exhibit 10.6 to our Current Report on Form 8-K dated August 12, 2005, is incorporated herein by reference.*

10.30	Director Phantom Stock Option Plan, filed as Exhibit 10.45 to our Annual Report on Form 10-K for the year ended June 30, 2006, is incorporated herein by reference.*

10.31
Form of award letter and terms and conditions of fiscal 2006 stock option grants to Named Executive Officers under The Reader’s Digest Association, Inc. 2002 and 2005 Key Employee Long Term Incentive Plans (including amendments to previous awards under The Reader’s Digest Association, Inc. 1989 and 1994 Key Employee Long Term Incentive Plans), filed as Exhibit 10.1 to our Current Report on Form 8-K dated August 12, 2005, is incorporated herein by reference.*

10.32
Form of award letter and terms and conditions of fiscal 2006 restricted stock grants to Named Executive Officers under The Reader’s Digest Association, Inc. 2002 and 2005 Key Employee Long Term Incentive Plans (including amendments to previous awards under The Reader’s Digest Association, Inc. 1989 and 1994 Key Employee Long Term Incentive Plans), filed as Exhibit 10.2 to our Current Report on Form 8-K dated August 12, 2005, is incorporated herein by reference.*

10.33
Form of award letter and terms and conditions of fiscal 2005-2007 restricted stock unit grants to Named Executive Officers under The Reader’s Digest Association, Inc. 2002 Key Employee Long Term Incentive Plan, filed as Exhibit 10.4 to our Current Report on Form 8-K dated August 12, 2005, is incorporated herein by reference.*

10.34
Form of award letter and terms and conditions of fiscal 2006-2008 restricted stock unit grants to Named Executive Officers under The Reader’s Digest Association, Inc. 2002 Key Employee Long Term Incentive Plan, filed as Exhibit 10.5 to our Current Report on Form 8-K dated August 12, 2005, is incorporated herein by reference.*

10.35
Description of performance criteria for fiscal 2005-2007 and 2006-2008 restricted stock units awarded to Named Executive Officers of The Reader’s Digest Association, Inc., included in Item 1.01 of our Current Report on Form 8-K dated August 12, 2005, is incorporated herein by reference.*

10.36
Letter agreement dated as of October 31, 2005 between The Reader’s Digest Association, Inc. and Thomas O. Ryder, filed as Exhibit 10.53 to our Current Report on Form 8-K dated October 31, 2005, is incorporated herein by reference.*

10.37
Noncompetition, Nonsolicitation and Confidentiality Agreement dated October 28, 2005 between The Reader’s Digest Association, Inc. and Eric W. Schrier, filed as Exhibit 10.54 to our Current Report on Form 8-K dated October 31, 2005, is incorporated herein by reference.*

*Management contract or compensatory contract, plan or arrangement.

10.38
Merger Agreement dated March 31, 2006 by and among The Reader’s Digest Association, Inc., RD Merger Sub, Inc. and Allrecipes.com, Inc. filed as Exhibit 2.1 to our Current Report on Form 8-K dated March 31, 2006, in incorporated herein by reference.

10.39
Form of Support Agreement dated March 31, 2006 by and among The Reader’s Digest Association, Inc., RD Merger Sub, Inc. and the signatories thereto, filed as Exhibit 10.1 to our Current Report on Form 8-K dated March 31, 2006, in incorporated herein by reference.

10.40
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

10.41	The Reader’s Digest Association, Inc. 2006 Income Continuation Plan for Senior Management.*

10.42	The Reader’s Digest Association, Inc. Executive Cash Balance Plan (Amended & Restated June 30, 2006).*

10.43	Compensation information regarding a Named Executive Officer, included in Item 1.01 of our Current Report on Form 8-K dated November 18, 2005, is incorporated herein by reference.*

10.44
Form of award letter and terms and conditions of fiscal 2007 stock option grants to Named Executive Officers under The Reader’s Digest Association, Inc. 2005 Key Employee Long Term Incentive Plan, filed as Exhibit 10.1 to our Current Report on Form 8-K dated August 17, 2006, is incorporated herein by reference.*

10.45
Form of award letter and terms and conditions of fiscal 2007-2009 restricted stock unit grants to Named Executive Officers under The Reader’s Digest Association, Inc. 2005 Key Employee Long Term Incentive Plan, filed as Exhibit 10.2 to our Current Report on Form 8-K dated August 17, 2006, is incorporated herein by reference.*

10.46
Form of retention restricted stock unit grants to Named Executive Officers under The Reader’s Digest Association, Inc. 2005 Key Employee Long Term Incentive Plan, filed as Exhibit 10.3 to our Current Report on Form 8-K dated August 17, 2006, is incorporated herein by reference.*

10.47
Description of operation of the Senior Management Incentive Plan (Fiscal 2007) and the Management Incentive Compensation Plan (Fiscal 2007) of The Reader’s Digest Association, Inc, included in Item 1.01 of our Current Report on Form 8-K dated August 17, 2006, is incorporated herein by reference.*

10.48	Compensation information regarding Named Executive Officers, included in Item 1.01 of our Current Report on Form 8-K dated August 17, 2006, is incorporated herein by reference.*

*Management contract or compensatory contract, plan or arrangement.

13
Financial information to be included in our 2006 Annual Report to Stockholders (furnished for the information of the Securities and Exchange Commission only and not to be deemed filed as part of this Annual Report on Form 10-K, except for the portions thereof that are specifically incorporated herein by reference).

14
Ethical, Legal and Business Conduct Policies, effective September 30, 2004, filed as Exhibit 14 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, is incorporated herein by reference.

16.1	Letter of KPMG LLP to the Securities and Exchange Commission dated August 29, 2005, filed as Exhibit 16.1 to our Current Report on Form 8-K dated August 23, 2005, is incorporated herein by reference.

16.2	Letter of KPMG LLP to the Securities and Exchange Commission dated August 31, 2005, filed as Exhibit 16.2 to our Current Report on Form 8-K dated August 30, 2005, is incorporated herein by reference.

21	Subsidiaries of The Reader’s Digest Association, Inc.

23.1	Consent of independent registered public accounting firm (Ernst & Young LLP).

23.2	Consent of independent registered public accounting firm (KPMG LLP).

24	Power of attorney.

31.1	Certification of Chief Executive Officer of registrant pursuant to rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer of registrant pursuant to rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

32	Certifications of Chief Executive Officer and Chief Financial Officer of registrant pursuant to rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE READER’S DIGEST ASSOCIATION, INC.

	By:	/s/ Eric W. Schrier
Eric W. Schrier President and Chief Executive Officer
Date: August 17, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.
Signature	Title	Date

/s/ Eric W. Schrier	President and Chief Executive Officer	August 17, 2006
Eric W. Schrier

/s/ Michael S. Geltzeiler	Senior Vice President and Chief Financial Officer	August 17, 2006
Michael S. Geltzeiler

/s/ Thomas D. Barry	Vice President and Corporate Controller (chief accounting officer)	August 17, 2006
Thomas D. Barry

/s/ Thomas O. Ryder	Director, Chairman of the Board	August 17, 2006
Thomas O. Ryder

/s/ Jonathan B. Bulkeley*	Director	August 17, 2006
Jonathan B. Bulkeley

	Director	August 17, 2006
Herman Cain

/s/ Lee Caudill*	Director	August 17, 2006
Lee Caudill

/s/ Walter Isaacson*	Director	August 17, 2006
Walter Isaacson

/s/ William E. Mayer*	Director	August 17, 2006
William E. Mayer

/s/ John T. Reid*	Director	August 17, 2006
John T. Reid

/s/ Lawrence R. Ricciardi*	Director	August 17, 2006
Lawrence R. Ricciardi

/s/ William J. White*	Director	August 17, 2006
William J. White

/s/ Ed Zschau*	Director	August 17, 2006
Ed Zschau

*By: /s/ C.H.R. Dupree
(C.H.R. DuPree)
Attorney in Fact

THE READER’S DIGEST ASSOCIATION, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page

Management’s Discussion and Analysis	*
Financial Statements:
Consolidated Statements of Operations--For the Years Ended June 30, 2006, 2005 and 2004	*
Consolidated Balance Sheets--June 30, 2006 and 2005	*
Consolidated Statements of Cash Flows--For the Years Ended June 30, 2006, 2005 and 2004	*
Consolidated Statements of Changes in Stockholders’ Equity--For the Years Ended June 30, 2006, 2005 and 2004	*
Notes to Consolidated Financial Statements	*
Reports of Independent Registered Public Accounting Firms	*
Report of Management	*
Selected Financial Data	*
Selected Quarterly Financial Data and Dividend and Market Information (Unaudited)	*
Corporate and Shareholder Information	*

____________
*This financial information is incorporated by reference to our 2006 Annual Report to Stockholders. For additional information, please refer to Item 8 of this report.