Form 10-Q
period 2006-09-30
READERS DIGEST ASSOCIATION INC
filed 2006-11-01
CIK 858558

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer [X]  Accelerated filer [ ]  Non-accelerated filer [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

As of October 31, 2006, 94,983,480 shares of the registrant's common stock were outstanding.

Page 1 of 21 pages.

THE READER'S DIGEST ASSOCIATION, INC. AND SUBSIDIARIES

Index to Form 10-Q

September 30, 2006

Page No.

Part I - Financial Information:

Item 1. Financial Statements

The Reader's Digest Association, Inc. and Subsidiaries Consolidated Condensed Financial Statements (unaudited):

Consolidated Condensed Statements of Operations for the three-month periods ended September 30, 2006 and 2005	3

Consolidated Condensed Balance Sheets as of September 30, 2006 and June 30, 2006	4

Consolidated Condensed Statements of Cash Flows for the three-month periods ended September 30, 2006 and 2005	5

Notes to Consolidated Condensed Financial Statements	6

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	13

Item 4. Controls and Procedures	20

Part II - Other Information:

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	21

Item 6. Exhibits	21

The Reader's Digest Association, Inc. and Subsidiaries
Consolidated Condensed Statements of Operations
(In millions, except per share data)
(unaudited)

	Three-month period ended
	September 30,
	2006	2005

Revenues	$517.1	$516.4
Product, distribution and editorial expenses	(225.4)	(221.0)
Promotion, marketing and administrative expenses	(321.3)	(304.8)
Other operating items, net	---	2.6
Operating loss	(29.6)	(6.8)
Other (expense) income, net	(13.7)	(9.3)
Loss before income tax benefit	(43.3)	(16.1)
Income tax benefit	16.6	7.9
Net loss	$(26.7)	$(8.2)
Basic and diluted loss per share:
Weighted average common shares outstanding	94.2	97.4
Basic and diluted loss per share	$(0.29)	$(0.09)

Dividends per common share	$0.10	$0.10

See accompanying Notes to Consolidated Condensed Financial Statements.

The Reader's Digest Association, Inc. and Subsidiaries
Consolidated Condensed Balance Sheets
(In millions, except share data)

	September 30,	June 30,
	2006 (unaudited)	2006
Assets
Cash and cash equivalents	$45.4	$34.7
Accounts receivable, net	300.4	261.9
Inventories	215.4	172.3
Prepaid and deferred promotion costs	63.4	62.3
Prepaid expenses and other current assets	199.5	173.1
Total current assets	824.1	704.3
Property, plant and equipment, net	118.9	119.3
Goodwill	744.1	744.1
Other intangible assets, net	131.0	134.4
Prepaid pension assets	328.8	324.6
Other noncurrent assets	103.0	95.4
Total assets	$2,249.9	$2,122.1
Liabilities and stockholders' equity
Accounts payable	$173.7	$128.2
Loans and notes payable	2.0	---
Accrued expenses	252.6	257.3
Income taxes payable	42.7	40.6
Unearned revenues	415.8	394.1
Other current liabilities	12.2	9.8
Total current liabilities	899.0	830.0
Long-term debt	776.3	695.0
Unearned revenues	144.8	131.2
Accrued pension	109.2	108.7
Postretirement and postemployment benefits other than pensions	93.1	94.2
Other noncurrent liabilities	89.2	87.9

Total liabilities	2,111.6	1,947.0

Preferred stock	28.8	28.8
Common stock (par value $0.01 per share; authorized 200,000,000 shares; 145,922,062 issued at September 30, 2006 and June 30, 2006; 95,000,610 and 95,047,776 outstanding at September 30, 2006 and June 30, 2006, respectively)	1.5	1.5
Paid-in capital	206.3	208.1
Retained earnings	1,027.8	1,064.3
Accumulated other comprehensive loss	(66.8)	(67.4)
Treasury stock, at cost (50,921,452 and 50,874,286 shares at September 30, 2006 and June 30, 2006, respectively)	(1,059.3)	(1,060.2)
Total stockholders' equity	138.3	175.1
Total liabilities and stockholders' equity	$2,249.9	$2,122.1

See accompanying Notes to Consolidated Condensed Financial Statements.

The Reader's Digest Association, Inc. and Subsidiaries
Consolidated Condensed Statements of Cash Flows
(In millions)
(unaudited)

	Three-month period ended
	September 30,
	2006	2005
Cash flows from operating activities
Net loss	$(26.7)	$(8.2)
Depreciation and amortization	8.7	9.4
Amortization of debt issue costs	0.4	0.4
Stock-based compensation	2.3	3.5
Net gains on sales of long-term assets	---	(2.5)
Changes in assets and liabilities, net of effects of acquisitions and dispositions:
Accounts receivable, net	(38.1)	(50.7)
Inventories	(42.9)	(53.0)
Prepaid and deferred promotion costs	(1.1)	(6.5)
Other assets	(11.7)	(26.3)
Unearned revenues	35.2	42.8
Income and deferred taxes, net	(22.0)	(11.7)
Accounts payable and accrued expenses	41.4	10.7
Other liabilities	0.1	(0.7)

Net change in cash due to operating activities	(54.4)	(92.8)

Cash flows from investing activities
Proceeds from sales of property, plant and equipment	0.1	3.4
Payments for Allrecipes.com acquisition	(0.4)	---
Purchase of intangible assets	---	(0.5)
Capital expenditures	(5.1)	(6.3)

Net change in cash due to investing activities	(5.4)	(3.4)

Cash flows from financing activities
Proceeds from borrowings, net	83.3	135.8
Dividends paid	(9.8)	(10.1)
Cash paid for financing fees	(0.6)	---
Treasury stock repurchases	---	(9.4)
Proceeds from employee stock purchase plan and exercise of stock options	0.3	0.6
Other, net	(3.6)	(3.7)
Net change in cash due to financing activities	69.6	113.2
Effect of exchange rate changes on cash	0.9	0.5
Net change in cash and cash equivalents	10.7	17.5
Cash and cash equivalents at beginning of period	34.7	37.7
Cash and cash equivalents at end of period	$45.4	$55.2
See accompanying Notes to Consolidated Condensed Financial Statements.

The Reader's Digest Association, Inc. and Subsidiaries
Notes to Consolidated Condensed Financial Statements
(Dollars in millions, except per share data)
(unaudited)

Unless indicated otherwise, references in Notes to Consolidated Condensed Financial Statements to “we,” “us” and “our” are to The Reader’s Digest Association, Inc. and subsidiaries. All references to 2007 and 2006, unless otherwise indicated, are to fiscal 2007 and fiscal 2006, respectively. Our fiscal year is the period from July 1 through June 30.

(1) Basis of Presentation and Use of Estimates

The accompanying consolidated condensed financial statements include the accounts of The Reader’s Digest Association, Inc. and its majority-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. These statements and accompanying notes have not been audited but, in the opinion of management, have been prepared in conformity with U.S. generally accepted accounting principles, applying certain assumptions and estimates, including all adjustments considered necessary to present such information fairly. All adjustments are of a normal recurring nature. Although these estimates are based on management’s knowledge of current events and actions that we may undertake in the future, actual results may ultimately differ from those estimates. The accompanying consolidated condensed financial statements should be read in conjunction with the audited consolidated financial statements included in our 2006 Annual Report to Stockholders.

We report on a fiscal year that begins July 1. The three-month periods ended September 30, 2006 and 2005 are the first fiscal quarters of 2007 and 2006, respectively. Operating results for any interim period are not necessarily indicative of the results for an entire year due to the seasonality of our business.

In some instances certain prior period amounts have been reclassified to conform to the current year presentation.

Recent Accounting Standards

In June 2006, the FASB issued FASB Interpretation 48, “Accounting for Uncertainty in Income Taxes - an Interpretation of SFAS 109” (FIN 48). FIN 48 clarifies the accounting for income taxes by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. It also provides guidance on derecognition and measurement of tax positions. Disclosure requirements under this guidance will include a rollforward of the beginning and ending unrecognized tax benefits as well as specific detail related to tax uncertainties for which it is reasonably possible the amount of unrecognized tax benefit will significantly increase or decrease within a year. FIN 48 is effective for fiscal years beginning after December 15, 2006. We are still evaluating the impact of this standard on our consolidated financial statements.

In September 2006, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 157 “Fair Value Measurements” (SFAS No. 157). This Statement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We are still evaluating the impact of this standard on our consolidated financial statements.

Also in September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans (an amendment of FASB Statements No. 87, 88, 106, and 132R)” (SFAS No. 158). The objectives of this Statement are for an employer to: (1) recognize the overfunded or underfunded status of a single-employer defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in comprehensive income in the year in which the changes occur; and (2) measure the plan status as of the date of its year-end statement of financial position. SFAS No. 158 is effective for the requirement to recognize the funded status of a benefit plan and the disclosure requirements as of the end of the fiscal year ending after December 15, 2006. The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position shall be effective for fiscal years ending after December 15, 2008. We are still evaluating the impact of this standard on our consolidated financial statements.

(2) Basic and Diluted Loss Per Share

Basic loss per share is computed by dividing net loss less preferred stock dividend requirements by the weighted average number of common shares outstanding during the period. The preferred stock dividends totaled $0.3 for each of the three-month periods ended September 30, 2006 and 2005.

Diluted loss per share is computed in the same manner except that the weighted average number of common shares outstanding assumes the exercise and conversion of certain stock options and vesting of certain restricted stock. For the three-month periods ended September 30, 2006 and 2005, 14.3 million and 15.2 million stock options and restricted stock outstanding were excluded from the diluted loss per share calculations since the effect of including these options and restricted stock would have been anti-dilutive. Accordingly, our loss per share for the three-month periods ended September 30, 2006 and 2005 is calculated using the basic number of shares.

(3) Stock-Based Compensation

As of July 1, 2006, we maintain certain stock-based compensation plans that are described in Note 9 to the Consolidated Financial Statements included in our 2006 Annual Report to Stockholders.

Stock Options

We grant substantially all of our stock options annually during the first quarter of our fiscal year. Stock options are approved by the Compensation and Nominating Committee of the Board of Directors (the Committee) on or prior to the granting of stock options. The exercise prices of our stock options are not less than the fair market value of our Common Stock on the date of grant with an exercise term (as determined by the Committee) not to exceed 10 years. The Committee determines the vesting period for our stock options. Generally, such stock options become exercisable over four years. Option awards usually provide for accelerated vesting upon retirement, death or disability. During the three-month periods ended September 30, 2006 and 2005, we granted 1.2 million options in each of the periods.

Stock option based compensation expense is recognized in the promotion, marketing and administrative expenses line item of our statements of operations on a ratable basis over the vesting periods. For the three-month periods ended September 30, 2006 and 2005, stock based compensation was ($1.3) and ($1.6), respectively. There were no capitalized stock-based compensation costs at September 30, 2006 and 2005. As of September 30, 2006, there was $9.1 of total unrecognized compensation cost related to nonvested stock options to be recognized over a weighted-average period of 1.5 years.

The fair values of the options granted were estimated on the dates of their grants using the Black-Scholes option-pricing model on the basis of the following weighted average assumptions:

	Three-month period ended September 30,
	2006	2005
Risk-free interest rate	4.9%	4.2%
Expected life	6.25 years	6.25 years
Expected volatility	29.1%	31.8%
Expected dividend yield	2.7%	2.6%
Weighted-average fair value of options granted	$3.42	$4.38

The risk-free interest rate for the periods within the expected life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. Due to the insignificant number of stock option exercises during recent fiscal years, we have estimated the expected life of options granted to be the midpoint between the average vesting term and the contractual term. The expected volatility for the periods with the expected life of the option is determined using historical volatilities based on historical closing stock prices. The expected dividend yield is based on our annual dividend in relation to our historical average stock price.

Restricted Stock and Deferred Stock

Restricted Stock - Restricted stock are shares of Common Stock that are subject to restrictions on transfer and risk of forfeiture until the fulfillment of specified conditions. Restricted stock is expensed ratably over the term of the restriction period, ranging from two to four years. During the three-month periods ended September 30, 2006 and 2005, we granted 0.1 million shares of restricted stock in each period. Restricted stock expense for the three-month periods ended September 30, 2006 and 2005 amounted to ($0.7) and ($1.6), respectively, before tax benefits of $0.3 and $0.6, respectively. Restricted stock vested during the three months ended September 30, 2006 and 2005 were 0.7 million shares in each period. At September 30, 2006, the balance of unvested restricted stock is 0.7 million shares with related unearned compensation cost of $3.8 that is to be recognized over a weighted-average period of 1.5 years.

Deferred Stock - Deferred stock are rights to receive shares of Common Stock upon the fulfillment of specified conditions. We offer deferred stock outside the United States. Deferred stock is similar to restricted stock in all respects, except that deferred stock is issued to the employee at the completion of the vesting period. During the three-month periods ended September 30, 2006 and 2005, we granted 0.1 million shares of deferred stock in each period. We recognized expense of ($0.3), before tax benefits of $0.1, during each of the three-month periods ended September 30, 2006 and 2005, related to these awards. Deferred stock vested during the three months ended September 30, 2006 and 2005 were 0.1 million shares in each period. At September 30, 2006, the balance of unvested deferred stock is 0.3 million shares with related unearned compensation cost of $1.2 that is to be recognized over a weighted-average period of 1.6 years.

(4) Revenues and Operating (Loss) Profit by Reportable Segment

Reportable segments are based on our method of internal reporting. We present our segment revenues as if the transactions were with third parties. Revenues and expenses attributable to intercompany transactions are eliminated to reconcile our reportable segment amounts to consolidated amounts, as reported in our statements of operations.

The accounting policies of our segments are the same as those described in Note 1 to the Consolidated Financial Statements included in our 2006 Annual Report to Stockholders.

	Three-month period ended
	September 30,
	2006	2005
Revenues
Reader’s Digest North America	$229.2	$227.7
Reader’s Digest International	241.0	235.0
Consumer Business Services	53.4	59.8
Intercompany eliminations	(6.5)	(6.1)

Total revenues	517.1	516.4

Operating profit (loss)
Reader’s Digest North America	8.6	16.0
Reader’s Digest International	(9.0)	1.4
Consumer Business Services	(19.0)	(18.0)
Corporate Unallocated(1)	(10.2)	(8.8)
Other operating items, net(2)	---	2.6

Operating loss	(29.6)	(6.8)

Intercompany eliminations
Reader’s Digest North America	(3.7)	(4.2)
Reader’s Digest International	(2.3)	(1.5)
Consumer Business Services	(0.5)	(0.4)

Total intercompany eliminations	$(6.5)	$(6.1)

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

(2)
Other operating items, net, include gains on sales of certain non-strategic assets and, therefore, are not included in segment results reviewed by our chief operating decision maker. See Note 6, Other Operating Items, Net, for further information. In previous periods, sales of certain non-strategic assets were included in other expense, net, and have been reclassified to other operating items, net, to conform to the current period presentation.

(5) Comprehensive (Loss) Income

Accumulated other comprehensive loss as reported in our balance sheets primarily represents foreign currency translation adjustments. The components of comprehensive (loss) income, net of related tax, for the three-month periods ended September 30, 2006 and 2005 were as follows:

	Three-month period ended
	September 30,
	2006	2005
Net loss	$(26.7)	$(8.2)
Change in:
Foreign currency translation adjustments	0.6	3.3
Total comprehensive (loss) income	$(26.1)	$(4.9)

(6) Other Operating Items, Net

As described in the 2006 Annual Report to the Stockholders, amounts included in Other Operating Items, Net consist of: 1) gains or losses from the sales of certain non-strategic assets and 2) restructuring charges, representing the streamlining of our organizational structure and the strategic repositioning of our businesses, including associated asset impairments.

During the three-month period ended September 30, 2005, we recognized a gain of $2.5 million for the sale of a certain non-strategic asset in Mexico.

The table below reflects changes for the three-month period ended September 30, 2006 to restructuring accruals recorded in previous periods. The majority of the accruals remaining relate to on-going severance payments and guaranteed minimum payments for multi-year product agreements that have already been discontinued. Most of the spending to date relates to severance costs. Severance related to the termination of positions in 2005 and prior, was completed by September 30, 2006. Of the approximately 160 positions identified in fiscal year 2006, approximately 60% have been separated from the business and the remainder will be completed by the end of the current fiscal year.

Initial year of charge	Balance at June 30, 2006	Spending	Balance at September 30, 2006

2005 & prior	$3.2	$(0.8)	$2.4
2006	6.5	(1.9)	4.6
Total	$9.7	$(2.7)	$7.0

(7) Inventories

	September 30, 2006	June 30, 2006	September 30, 2005

Raw materials	$10.6	$12.4	$12.7
Work-in-progress	6.0	7.2	3.9
Finished goods	198.8	152.7	199.2
Total inventories	$215.4	$172.3	$215.8

(8) Other Intangible Assets, Net

The following categories of acquired intangible assets are included in other intangible assets, net, on the balance sheets:

	September 30, 2006		June 30, 2006
	Gross	Net	Gross	Net

Intangible assets with indefinite lives:
Tradenames	$93.3	$93.3	$93.3	$93.3

Intangible assets with finite lives:
Licensing agreements	60.0	26.6	60.0	28.2
Customer lists	138.3	4.7	138.3	6.1
Other tradenames and noncompete agreements	9.2	6.4	9.2	6.8
Total intangible assets	$300.8	$131.0	$300.8	$134.4

Amortization related to intangible assets with finite lives amounted to $3.4 and $4.2 for the three-month periods ended September 30, 2006 and 2005, respectively.

(9) Debt

As described in Note 11 to the Consolidated Financial Statements included in our 2006 Annual Report to Stockholders, our borrowings include proceeds under our $500.0 Five-Year Revolving Credit Agreement (2005 Credit Agreement) and $300.0 in 6½% senior unsecured notes due in 2011. On September 28, 2006, we entered into an amendment to our 2005 Credit Agreement that increased the allowable maximum leverage ratio (as defined in the amendment) and increased interest rates when the leverage ratio is at higher levels through March 31, 2007. Subsequent to March 31, 2007, the allowable maximum leverage ratio will be defined in accordance with the 2005 Credit Agreement. The amendment also places certain defined restrictions on our ability to repurchase shares of our Common Stock through June 30, 2007.

The interest rate on the 2005 Credit Agreement at September 30, 2006 is at LIBOR plus 175 basis points and is subject to change based on our leverage ratio. The 2005 Credit Agreement, as amended, contains financial covenants that require us to maintain minimum interest coverage and maximum leverage ratios, and it is secured by the stock of a substantial portion of our subsidiaries. In addition, in the first quarter of 2007, we entered into an additional $50.0 committed revolving credit agreement that expires during the second quarter of 2007. The interest rate and substantially all other terms and conditions are the same as the 2005 Credit Agreement as amended. At September 30, 2006, we had no borrowings under this committed revolving credit agreement.

As of September 30, 2006, we had $476.3 of outstanding borrowings under the 2005 Credit Agreement and $300.0 outstanding under the senior unsecured notes. Interest expense for the three-month periods ended September 30, 2006 and 2005 was ($15.0) and ($10.8), respectively. Interest income on cash balances was $1.6 and $1.7 for the three-month periods ended September 30, 2006 and 2005, respectively. The weighted average interest rate on our borrowings for the three-month periods ended September 30, 2006 and 2005 was 6.6% and 5.5%, respectively.

(10) Pension Information

We sponsor various pension plans, including those for employees in the United States, international employees and supplemental plans for executives.

The table below details the components of our net periodic pension (benefit) cost.

	Three-month period ended
	September 30,
	2006		2005
Service cost		$4.3	$4.1
Interest cost		11.6	11.1
Expected return on plan assets		(17.9)	(17.3)
Amortization of prior service cost		(0.2)	(0.3)
Recognized actuarial loss		2.3	1.8
Curtailments, etc.		(0.1)	---
Net periodic pension (benefit) cost	$	---	$(0.6)

For the three-month periods ended September 30, 2006 and 2005, approximately $2.5 and $2.1 was contributed to our international pension plans, respectively. Because the Retirement Plan in the United States is over-funded, we did not make any contributions during the three-month periods ended September 30, 2006 and 2005. The U.S. supplemental retirement plans are not qualified under the Internal Revenue Code because they are available only to certain executives. We pay the benefits under these unfunded plans as the obligations are incurred ($1.8 and $2.0 during the three-month periods ended September 30, 2006 and 2005, respectfully).

We also sponsor certain postretirement benefit plans in the U.S. and Canada. The table below details the components of our net periodic postretirement cost (benefit).

	Three-month period ended
	September 30,
	2006		2005
Service cost		$0.2	$0.2
Interest cost		0.9	1.1
Amortization of prior service cost		(0.8)	(0.7)
Recognized actuarial gain		(0.3)	---
Net periodic postretirement cost	$	---	$0.6

(11) Income Taxes

During the three-month periods ended September 30, 2006 and 2005, we recorded an income tax benefit of $16.6 and $7.9, respectively. Discrete tax benefits, net of $1.2 related to the receipt of interest income associated with the closing of previous tax audits and $2.2 principally from the settlement of a tax audit in a foreign country were recorded in the three-month periods ended September 30, 2006 and 2005, respectively.

The Reader's Digest Association, Inc. and Subsidiaries
Management's Discussion and Analysis
of Financial Condition and Results of Operations
(Dollars in millions, except per share data)

Unless otherwise indicated, reference in Management’s Discussion and Analysis to “we,” “us” and “our” are to The Reader’s Digest Association, Inc. and subsidiaries. All references to 2007 and 2006, unless otherwise indicated, are to fiscal 2007 and fiscal 2006, respectively. Our fiscal year is the period from July 1 through June 30.

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

Three-Month Period Ended September 30, 2006, Compared With Three-Month Period Ended September 30, 2005

Results of Operations: Company-Wide

Overview

Generally, our results for the first quarter of the fiscal year are our lowest in terms of revenue as our businesses prepare for the second quarter peak-selling season. During the first quarter of 2007, we made investments to grow our customer base for our magazine and books and home entertainment product lines, particularly at Reader’s Digest International. At Books Are Fun, we continued to increase the size of our independent sales representative force and work through our plan to lower the cost base, upgrade the management team and sales force, and strengthen its cash flow. At Reader’s Digest North America we continued to realize the benefits of our 2006 investments in Taste of Home Entertaining (our home party plan business) and Every Day with Rachael Ray and from our acquisition of Allrecipes.com. Additionally, in the first quarter of 2007, we continued to invest in these business initiatives.

The first quarter is also typically characterized by increased borrowings to finance seasonal cash requirements in anticipation of the second quarter peak selling season. During the first quarter of 2007, proceeds from borrowings and the effect of improved working capital were used to finance the aforementioned growth initiatives and seasonal requirements.

Revenues

Revenues for the first quarter of 2007 increased slightly to $517, compared with $516 for the first quarter of 2006. The effect of foreign currency fluctuations increased revenues in 2007 by $11. Revenues declined for Consumer Business Services and to a lesser extent at Reader’s Digest International. Revenues for Reader’s Digest North America were flat.

The decrease in revenues for Consumer Business Services was primarily attributed to Books Are Fun, driven by fewer corporate events as a result of the turnover of independent sales representatives during 2006. Revenues at QSP declined slightly, as production delays at one of our suppliers postponed the timing of shipments for food products and lower sales volumes for gift products were partially offset by higher magazine revenues.

The decrease in revenues for Reader’s Digest International was attributed to a lower response related to promotional mailings to expand our active customer base.

Revenues at Reader’s Digest North America increased because of investments in new businesses and new products, including: the 2006 launches of Taste of Home Entertaining and Every Day with Rachael Ray; the acquisition of Allrecipes.com; and our 2007 launch of the Taste of Home Cookbook. The positive performance of these investments was offset by the timing of promotional mailings, lower sales of certain book products and lower advertising revenues.

Operating Loss

Operating loss for the first quarter of 2007 increased to $(30), compared with a loss of $(7) for the first quarter of 2006. Foreign currency translation unfavorably affected our operating loss by $(1). In addition, during the first quarter of 2006, we recognized a gain of $3 from the sale of our building in Mexico. The loss in the first quarter of 2007 was driven by losses at Reader’s Digest International and lower profits at Reader’s Digest North America. The loss for Consumer Business Services increased slightly.

The loss for Reader’s Digest International was driven by investments in new customer acquisition promotional mailings and investments in new products and markets. The timing and mix of promotional mailings in the first quarter of 2007 compared to the first quarter of 2006 contributed to the decline, as well as, investments in new magazines and countries.

Lower profits at Reader’s Digest North America were driven by the revenue changes described above and continued investments in new businesses and products.

Slightly higher losses at Consumer Business Services were driven by lower revenues, ongoing competitive pressures and recruiting costs at Books Are Fun, partially offset by reduced losses at QSP.

Other Expense, Net

Other expense, net, was $(14) in the first quarter of 2007, compared with $(9) in the first quarter of 2006. This is principally attributed to an increase of $(4) in interest expense because of higher debt balances and higher interest rates in the first quarter of 2007 compared with the first quarter of 2006.

Income Taxes

During the three-month periods ended September 30, 2006 and 2005, we recorded an income tax benefit of $17 and $8, respectively. Discrete tax benefits, net, of $1 related to the receipt of interest income associated with the closing of previous tax audits and $2 principally from the settlement of a tax audit in a foreign country were recorded in the three-month periods ended September 30, 2006 and 2005, respectively.

Net Loss and Loss Per Share

As a result of the performance described above, for the first quarter of 2007 we incurred a net loss of $(27) or $(0.29) for both basic and diluted loss per share, compared with a net loss of $(8) or $(0.09) for both basic and diluted loss per share for the first quarter of 2006. For the first quarters of both 2007 and 2006, the effect of potentially dilutive shares was not considered in the calculation of loss per share because such shares would have been anti-dilutive.

Results of Operations: Reportable Segments

	Three-month period ended
	September 30,
	2006	2005
Revenues
Reader’s Digest North America	$229	$228
Reader’s Digest International	241	235
Consumer Business Services	53	60
Intercompany eliminations	(6)	(7)
Total revenues	$517	$516
Operating profit (loss)
Reader’s Digest North America	$9	$16
Reader’s Digest International	(9)	1
Consumer Business Services	(19)	(18)
Corporate Unallocated(1)	(11)	(9)
Other operating items, net(2)	---	3
Operating loss	$(30)	$(7)
Intercompany eliminations
Reader’s Digest North America	$(4)	$(5)
Reader’s Digest International	(2)	(2)
Consumer Business Services	---	---
Total intercompany eliminations	$(6)	$(7)

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

(2)
Other operating items, net, include gains on sales of certain non-strategic assets and, therefore, are not included in segment results reviewed by our chief operating decision maker. See Note 6, Other Operating Items, Net, for further information. In previous periods, sales of certain non-strategic assets were included in other expense, net, and have been reclassified to other operating items, net, to conform to the current period presentation.

Reader’s Digest North America

Revenues for Reader’s Digest North America for the first quarter of 2007 were flat when compared with the first quarter of 2006. Increases in revenues were driven by the effects of investments in new businesses and products, including: Taste of Home Entertaining, Every Day with Rachael Ray and new book products, such as the 2007 launch of the Taste of Home Cookbook. Our acquisition of Allrecipes.com in 2006 also helped increase revenues.

These increases were partially offset by the timing of promotional mailings for certain book products, the elimination of marginally profitable promotions and lower advertising income. Lower sales of more established annual book programs and declining membership in Select Editions further reduced revenues. Advertising revenues were lower principally because of fewer ad pages for the Reader’s Digest magazine.

Operating profit for the first quarter of 2007 decreased 46% to $9, compared with $16 in the first quarter of 2006. The decline in profits was principally driven by the revenue activity described above and the volume of magazine promotional mailings in the first quarter of 2007 when compared with the first quarter of 2006. In addition, we increased our investment in Every Day with Rachael Ray in 2007. These decreases were partially offset by $1 of lower amortization of intangible assets that were established when we acquired Reiman because the assets reached the end of their useful lives.

Reader’s Digest International

Revenues for Reader’s Digest International for the first quarter of 2007 increased 3% to $241, compared with $235 for the first quarter of 2006. The effect of foreign currency fluctuations increased revenues in the first quarter by $8. The decrease in revenues was attributed to lower response rates to certain promotional mailings and lower series memberships. These factors principally affected France, the United Kingdom and Iberia. Partially offsetting these decreases were revenue improvements in the books and home entertainment products of Russia, Germany, Ukraine, Australia and Brazil.

This segment recognized a loss of $(9) for the first quarter of 2007 compared with a profit of $1 in the first quarter of 2006. The effect of foreign currency fluctuations increased the loss in 2007 by $(1). The operating loss was principally driven by additional investments in new customer acquisition and the timing and mix of our promotional campaigns in the first quarter of 2007 when compared with the first quarter of 2006. The most significant decreases were in France and the United Kingdom, partially offset by increased profits in Australia.

Consumer Business Services

Revenues for Consumer Business Services for the first quarter of 2007 decreased (11)% to $53, compared with $60 for the first quarter of 2006. The effect of foreign currency fluctuations slightly increased revenues in 2007.

Revenues at Books Are Fun decreased principally due to fewer corporate events in 2007 because of the turnover of independent sales representatives in 2006, resulting vacancies in certain territories and ongoing competitive pressures. To a lesser extent, the absence of certain lines of business that were discontinued in the fourth quarter of 2006 contributed to the decline. QSP revenues were down slightly due to lower food volumes as a result of production delays at one of our suppliers and lower gift volumes. These declines were partially offset by higher magazine subscription sales.

Operating loss of this segment for the first quarter of 2007 increased slightly to $(19) compared with $(18) for the first quarter of 2006. The increased loss was primarily due to the revenue changes described above.

Liquidity and Capital Resources

Three-month period ended
September 30, 2006

Cash and cash equivalents at June 30, 2006	$35
Net change in cash due to:
Operating activities	(54)
Investing activities	(5)
Financing activities	69
Effect of exchange rate changes on cash and cash equivalents	---
Net change in cash and cash equivalents	10

Cash and cash equivalents at September 30, 2006	$45
Cash and cash equivalents increased 31% to $45 as of September 30, 2006, compared with $35 as of June 30, 2006. The increase in cash flows was principally driven by proceeds from borrowings of $83 and improvements in working capital. The improvements in working capital resulted in a decrease in our cash used in operating activities from $(93) to $(54) in the first quarter of 2006 and 2007, respectively. These increases in cash flow were used to prepare us for our peak selling season in the second quarter and finance our investment initiatives during the first quarter of 2007.

Debt
As described in Note 11 to the Consolidated Financial Statements included in our 2006 Annual Report to Stockholders, our borrowings include proceeds under our $500 Five-Year Revolving Credit Agreement (2005 Credit Agreement) and $300 in 6½% senior unsecured notes due in 2011. On September 28, 2006, we entered into an amendment to our 2005 Credit Agreement that increased the allowable maximum leverage ratio (as defined in the amendment) and increased interest rates when the leverage ratio is at higher levels through March 31, 2007. Subsequent to March 31, 2007, the allowable maximum leverage ratio will be defined in accordance with the 2005 Credit Agreement. The amendment also places certain defined restrictions on our ability to repurchase shares of our Common Stock through June 30, 2007.

The interest rate on the 2005 Credit Agreement at September 30, 2006 is at LIBOR plus 175 basis points and is subject to change based on our leverage ratio. The 2005 Credit Agreement, as amended, contains financial covenants that require us to maintain minimum interest coverage and maximum leverage ratios, and it is secured by the stock of a substantial portion of our subsidiaries. In addition, in the first quarter of 2007, we entered into an additional $50 committed revolving credit agreement that expires during the second quarter of 2007. The interest rate and substantially all other terms and conditions are consistent with the 2005 Credit Agreement as amended. At September 30, 2006, we had no borrowings under this committed revolving credit agreement.

As of September 30, 2006, we had $476 of outstanding borrowings under the 2005 Credit Agreement and $300 outstanding under the senior unsecured notes. Interest expense for the three-month periods ended September 30, 2006 and 2005 was ($15) and ($11), respectively. Interest income on cash balances was $2 for both the three-month periods ended September 30, 2006 and 2005. The weighted average interest rate on our borrowings for the three-month periods ended September 30, 2006 and 2005 was 6.6% and 5.5%, respectively.

Recent Accounting Standards

In June 2006, the FASB issued FASB Interpretation 48, “Accounting for Uncertainty in Income Taxes - an Interpretation of SFAS 109” (FIN 48). FIN 48 clarifies the accounting for income taxes by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. It also provides guidance on derecognition and measurement of tax positions. Disclosure requirements under this guidance will include a rollforward of the beginning and ending unrecognized tax benefits as well as specific detail related to tax uncertainties for which it is reasonably possible the amount of unrecognized tax benefit will significantly increase or decrease within a year. FIN 48 is effective for fiscal years beginning after December 15, 2006. We are still evaluating the impact of this standard on our consolidated financial statements.

In September 2006, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 157 “Fair Value Measurements” (SFAS No. 157). This Statement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We are still evaluating the impact of this standard on our consolidated financial statements.

Also in September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans (an amendment of FASB Statements No. 87, 88, 106, and 132R)” (SFAS No. 158). The objectives of this Statement are for an employer to: (1) recognize the overfunded or underfunded status of a single-employer defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in comprehensive income in the year in which the changes occur; and (2) measure the plan status as of the date of its year-end statement of financial position. SFAS No. 158 is effective for the requirement to recognize the funded status of a benefit plan and the disclosure requirements as of the end of the fiscal year ending after December 15, 2006. The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position shall be effective for fiscal years ending after December 15, 2008. We are still evaluating the impact of this standard on our consolidated financial statements.

Forward-Looking Information

During 2006, we launched a new three-year plan, shifting our focus from stabilization to sustainable, top- and bottom-line growth by (1) diversifying the core business, (2) deepening customer relationships in specific affinities and (3) leveraging our global scale. In 2006, we made significant strides toward this goal as gains were driven both by contributions from established businesses, reflecting a more stable active customer base, and by contributions from new businesses.

In fiscal 2007, we expect to grow both revenues and profits in our reportable segments, principally driven by:

•	Accelerating growth from newly launched initiatives including businesses in new international markets, the magazine Every Day with Rachael Ray and Taste of Home Entertaining.

•	Further strengthening Reader's Digest North America, Reader's Digest International and QSP.

•
Returning Books Are Fun to profitability through a five-part plan that includes new management, cost reduction, strengthening the sales force, focusing on the core book and gift businesses, and improving the business model. The goals of the plan are to maintain and expand Books Are Fun's leading position in the display marketing business, improve operating profit margins and position the business for long-term revenue growth.

•	Expanding our digital presence by integrating our existing food and Web activities with Allrecipes.com, the recently acquired leading home cooks website.

We expect these efforts will result in fiscal 2007 financial results as follows:

•	Total company revenues to grow mid-single digits.

•
Total company profitability to improve significantly, although partially offset by increased legal expenses, as we move our Books Are Fun lawsuits to trial, and the absence of certain gains recorded in 2006, including the reversal of a legal accrual and lower management compensation.

•	Earnings per share in the range of $0.88 to $0.98 per share, excluding restructuring charges and other items that cannot be forecasted at this time.

We expect year-over-year revenues and operating profits to grow in each of the remaining three quarters.

*****

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

PART II. OTHER INFORMATION

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Period	(a) Total Number of Shares (or Units) Purchased(1)	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs(2)

July 1 - 31, 2006	251,941	$13.80	---	$30,066,759
August 1 - 31, 2006	---	---	---	$30,066,759
September 1 - 30, 2006	942	$12.83	---	$30,066,759
Total	252,883	$13.79	---

(1)
The shares purchased in July and September 2006 include 251,941 and 942 shares, respectively, of the Company's Common Stock surrendered to the Company by employees in order to fulfill tax withholding obligations of employees upon vesting of restricted stock.

(2)	On April 28, 2005, we announced our intention to repurchase of up to $100.0 million of our Common Stock over the succeeding two years.

Item 6. EXHIBITS.

10.49
Second Amendment and Consent, dated as of September 28, 2006 to the Five-Year Revolving Credit Agreement dated as of April 14, 2005 among The Reader’s Digest Association, Inc., as Borrower and Guarantor, the Borrowing Subsidiaries party thereto and the Lenders party thereto.

10.50	90-Day Revolving Loan Agreement, dated September 25, 2006 among The Reader’s Digest Association, Inc., JPMorgan Chase Bank, N.A. and The Royal Bank of Scotland plc.

10.51	Termination Agreement dated as of April 23, 2001, between The Reader’s Digest Association, Inc. and Michael A. Brizel.

10.52	Termination Agreement dated as of April 23, 2001, between The Reader’s Digest Association, Inc. and Albert L. Perruzza.

10.53	Termination Agreement dated as of March 24, 2003, between The Reader’s Digest Association, Inc. and Michael A. Brennan.

31.1	Certification of Chief Executive Officer of The Reader’s Digest Association, Inc. pursuant to rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer of The Reader’s Digest Association, Inc. pursuant to rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

32	Section 1350 certifications of Chief Executive Officer and Chief Financial Officer of The Reader’s Digest Association, Inc. pursuant to rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The Reader's Digest Association, Inc.
(Registrant)

Date: October 31, 2006	By:	/s/ Thomas D. Barry
Thomas D. Barry
Vice President of Finance and Corporate Controller (Chief accounting officer and authorized signatory)