Form 10-Q
period 2006-12-31
READERS DIGEST ASSOCIATION INC
filed 2007-01-25
CIK 858558

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2006

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

As of January 19, 2007, 95,027,482 shares of the registrant's common stock were outstanding.

Page 1 of 30 pages.

THE READER'S DIGEST ASSOCIATION, INC. AND SUBSIDIARIES

Index to Form 10-Q

December 31, 2006

Page No.

Part I - Financial Information:

Item 1. Financial Statements

The Reader's Digest Association, Inc. and Subsidiaries Consolidated Condensed Financial Statements (unaudited):

Consolidated Condensed Statements of Operations for the three-month and six-month periods ended December 31, 2006 and 2005	3

Consolidated Condensed Balance Sheets as of December 31, 2006 and June 30, 2006	4

Consolidated Condensed Statements of Cash Flows for the six-month periods ended December 31, 2006 and 2005	5

Notes to Consolidated Condensed Financial Statements	6

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	14

Item 4. Controls and Procedures	27

Part II - Other Information:

Item 1. Legal Proceedings	28

Item 1A. Risk Factors	28

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	28

Item 6. Exhibits	29

The Reader's Digest Association, Inc. and Subsidiaries
Consolidated Condensed Statements of Operations
(In millions, except per share data)
(unaudited)

	Three-month period ended		Six-month period ended
	December 31,		December 31,
	2006	2005	2006	2005

Revenues	$802.4	$765.2	$1,319.5	$1,281.6
Product, distribution and editorial expenses	(320.7)	(301.3)	(546.1)	(522.4)
Promotion, marketing and administrative expenses	(362.1)	(353.1)	(683.3)	(657.8)
Other operating items, net	(6.1)	0.8	(6.1)	3.4
Goodwill charge	---	(187.8)	---	(187.8)
Operating profit (loss)	113.5	(76.2)	84.0	(83.0)
Other income and (expense), net	(17.7)	(10.4)	(31.4)	(19.6)
Income (loss) before provision for income taxes	95.8	(86.6)	52.6	(102.6)
Provision for income taxes	(34.1)	(35.8)	(17.5)	(28.0)
Net income (loss)	$61.7	$(122.4)	$35.1	$(130.6)
Basic earnings (loss) per share:
Weighted average common shares outstanding	94.3	96.6	94.2	97.0
Basic earnings (loss) per share	$0.65	$(1.27)	$0.37	$(1.35)
Diluted earnings (loss) per share:
Adjusted weighted average common shares outstanding	95.2	96.6	95.1	97.0
Diluted earnings (loss) per share	$0.65	$(1.27)	$0.36	$(1.35)

Dividends per common share	$0.10	$0.10	$0.20	$0.20

See accompanying Notes to Consolidated Condensed Financial Statements.

The Reader's Digest Association, Inc. and Subsidiaries
Consolidated Condensed Balance Sheets
(In millions, except share and per share data)

	December 31,	June 30,
	2006	2006
	(unaudited)
Assets

Cash and cash equivalents	$61.7	$34.7
Accounts receivable, net	382.4	261.9
Inventories	201.4	172.3
Prepaid and deferred promotion costs	45.8	62.3
Prepaid expenses and other current assets	165.7	173.1
Total current assets	857.0	704.3
Property, plant and equipment, net	121.7	119.3
Goodwill	727.8	744.1
Other intangible assets, net	130.7	134.4
Prepaid pension assets	331.7	324.6
Other noncurrent assets	99.6	95.4
Total assets	$2,268.5	$2,122.1
Liabilities and stockholders' equity
Accounts payable	$186.4	$128.2
Accrued expenses	286.2	257.3
Income taxes payable	42.3	40.6
Unearned revenues	441.4	394.1
Other current liabilities	14.2	9.8
Total current liabilities	970.5	830.0
Long-term debt	670.0	695.0
Unearned revenues	138.5	131.2
Accrued pension	111.2	108.7
Postretirement and postemployment benefits other than pensions	91.5	94.2
Other noncurrent liabilities	90.7	87.9

Total liabilities	2,072.4	1,947.0
Preferred stock	28.8	28.8
Common stock (par value $0.01 per share; authorized 200,000,000 shares; 145,922,062 issued at December 31, 2006 and June 30, 2006; 95,048,554 and 95,047,776 outstanding at December 31, 2006 and June 30, 2006, respectively)	1.5	1.5
Paid-in capital	208.6	208.1
Retained earnings	1,079.8	1,064.3
Accumulated other comprehensive loss	(63.9)	(67.4)
Treasury stock, at cost (50,873,508 and 50,874,286 shares at December 31, 2006 and June 30, 2006, respectively)	(1,058.7)	(1,060.2)
Total stockholders' equity	196.1	175.1
Total liabilities and stockholders' equity	$2,268.5	$2,122.1

See accompanying Notes to Consolidated Condensed Financial Statements

The Reader's Digest Association, Inc. and Subsidiaries
Consolidated Condensed Statements of Cash Flows
(In millions)
(unaudited)

	Six-month period ended
	December 31,
	2006	2005
Cash flows from operating activities

Net income (loss)	$35.1	$(130.6)
Depreciation and amortization	17.2	18.7
Goodwill charge	---	187.8
Amortization of debt issue costs	0.8	0.7
Stock-based compensation	4.2	7.1
Net loss (gain) on sales of magazines and other long-term assets	6.1	(3.4)
Changes in assets and liabilities, net of effects of acquisitions and dispositions:
Accounts receivable, net	(114.2)	(107.4)
Inventories	(26.8)	(38.5)
Prepaid and deferred promotion costs	17.6	10.2
Other assets	(6.7)	(26.6)
Unearned revenues	56.4	49.7
Income and deferred taxes, net	(2.5)	16.8
Accounts payable and accrued expenses	81.1	45.6
Other liabilities	2.3	0.7

Net change in cash due to operating activities	70.6	30.8
Cash flows from investing activities
Proceeds from the sales of magazines and sales of other long-term investments	6.9	0.2
Proceeds from sales of property, plant and equipment	9.0	3.7
Payments for business acquisitions	(0.4)	---
Purchase of intangible assets	(3.3)	(0.5)
Capital expenditures	(10.9)	(10.8)
Net change in cash due to investing activities	1.3	(7.4)
Cash flows from financing activities
(Repayments) proceeds from borrowings, net	(25.0)	66.2
Dividends paid	(19.6)	(20.1)
Cash paid for financing fees	(0.7)	---
Treasury stock repurchases	---	(35.6)
Proceeds from employee stock purchase plan and exercise of stock options	1.3	1.5
Other, net	(3.6)	(3.8)
Net change in cash due to financing activities	(47.6)	8.2
Effect of exchange rate changes on cash	2.7	(0.5)
Net change in cash and cash equivalents	27.0	31.1
Cash and cash equivalents at beginning of period	34.7	37.7
Cash and cash equivalents at end of period	$61.7	$68.8

See accompanying Notes to Consolidated Condensed Financial Statements.

The Reader's Digest Association, Inc. and Subsidiaries
Notes to Consolidated Condensed Financial Statements
(Dollars in millions, except share and per share data)
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

We report on a fiscal year that begins July 1. The three-month periods ended December 31, 2006 and 2005 are the second fiscal quarters of 2007 and 2006, respectively. Operating results for any interim period are not necessarily indicative of the results for an entire year due to the seasonality of our business.

Recent Accounting Standards

In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation 48, “Accounting for Uncertainty in Income Taxes - an Interpretation of SFAS 109” (FIN 48). FIN 48 clarifies the accounting for income taxes by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. It also provides guidance on derecognition and measurement of tax positions. Disclosure requirements under this guidance will include a rollforward of the beginning and ending unrecognized tax benefits, as well as specific detail related to tax uncertainties for which it is reasonably possible the amount of unrecognized tax benefit will significantly increase or decrease within a year. FIN 48 is effective for fiscal years beginning after December 15, 2006. We are evaluating the impact of this standard on our consolidated financial statements.

In September 2006, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 157, “Fair Value Measurements” (SFAS No. 157). This Statement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We are evaluating the impact of this standard on our consolidated financial statements.

Also in September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans (an amendment of FASB Statements No. 87, 88, 106, and 132R)” (SFAS No. 158). The objectives of this Statement are for an employer to: (1) recognize the overfunded or underfunded status of a single-employer defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in comprehensive income in the year in which the changes occur; and (2) measure the plan status as of the date of its year-end statement of financial position. SFAS No. 158 is effective for the requirement to recognize the funded status of a benefit plan and the disclosure requirements as of the end of the fiscal year ending after December 15, 2006. The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position will be effective for fiscal years ending after December 15, 2008. We are evaluating the impact of this standard on our consolidated financial statements.

(2) Basic and Diluted Earnings (Loss) Per Share

Basic earnings (loss) per share is computed by dividing net income (loss) less preferred stock dividend requirements by the weighted average number of common shares outstanding during the period. The preferred stock dividends totaled $0.3 for each of the three-month periods ended December 31, 2006 and 2005, and $0.7 for each of the six-month periods ended December 31, 2006 and 2005.

Diluted earnings (loss) per share is computed in the same manner except that the weighted average number of common shares outstanding assumes the exercise and conversion of certain stock options and vesting of certain restricted stock. For the three- and six-month periods ended December 31, 2006, the incremental weighted average shares attributed to the assumed exercise, conversion and vesting of stock options and restricted stock were 0.9 million and 0.8 million, respectively. Options to purchase 9.3 million and 10.6 million shares were not included in the calculation of diluted earnings per share for the three- and six-month periods ended December 31, 2006, respectively, since the effect of including these options would have been anti-dilutive.

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

Stock Options

We grant substantially all of our stock options annually during the first quarter of our fiscal year. Stock options are approved by the Compensation and Nominating Committee of the Board of Directors (the Committee) on or prior to the granting of stock options. On the date of grant, the exercise prices of our stock options are not less than the fair market value of our Common Stock, and have an exercise term (as determined by the Committee) not to exceed 10 years. The Committee determines the vesting period for our stock options. Generally, such stock options become exercisable over four years. Option awards usually provide for accelerated vesting upon change of control, retirement, death or disability, as defined. During each of the three-month periods ended December 31, 2006 and 2005, we granted an insignificant number of options. During each of the three-month periods ended September 30, 2006 and 2005, we granted 1.2 million options.

Stock option-based compensation expense is recognized in the promotion, marketing and administrative expenses line item of our statements of operations on a ratable basis over the vesting periods. For the three-month periods ended December 31, 2006 and 2005, stock option based compensation was ($1.1) and ($1.7), respectively. For the six-month periods ended December 31, 2006 and 2005, stock option-based compensation was ($2.4) and ($3.3), respectively. There were no capitalized stock option-based compensation costs at December 31, 2006 and 2005. As of December 31, 2006, there was $8.0 of total unrecognized compensation cost related to nonvested stock options to be recognized over a weighted-average period of 1.4 years.

The fair values of the options granted were estimated on the dates of their grants using the Black-Scholes option-pricing model on the basis of the following weighted-average assumptions:

	Six-month period ended December 31,
	2006	2005
Risk-free interest rate	4.9%	4.2%
Expected life	6.25 years	6.25 years
Expected volatility	29.1%	31.8%
Expected dividend yield	2.7%	2.6%
Weighted-average fair value of options granted	$3.42	$4.39

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

Restricted Stock and Deferred Stock

Restricted Stock - Restricted stock are shares of our Common Stock that are subject to restrictions on transfer and risk of forfeiture until the fulfillment of specified conditions. Restricted stock awards usually allow for accelerated vesting upon the occurrence of certain defined events, including a change of control. Restricted stock is expensed ratably over the term of the restriction period, ranging from two to four years.

We did not grant any shares of restricted stock during the three-month periods ended December 31, 2006 and 2005. Restricted stock expense for the three-month periods ended December 31, 2006 and 2005, amounted to ($0.4) and ($1.5), respectively, before tax benefits of $0.2 and $0.6, respectively. There was no vesting of restricted stock during the three-month periods ended December 31, 2006 and 2005.

During the six-month periods ended December 31, 2006 and 2005, we granted 0.1 million shares of restricted stock in each period. Restricted stock expense for the six-month periods ended December 31, 2006 and 2005, amounted to ($1.2) and ($3.1), respectively, before tax benefits of $0.4 and $1.2, respectively. Restricted stock vested during the six-month periods ended December 31, 2006 and 2005, were 0.7 million shares in each period.

At December 31, 2006, the balance of unvested restricted stock is 0.7 million shares with related unearned compensation cost of $2.8 that is to be recognized over a weighted-average period of 1.4 years.

Deferred Stock - Deferred stock are rights to receive shares of our Common Stock upon the fulfillment of specified conditions. We primarily offer deferred stock outside the United States. Deferred stock is similar to restricted stock in all respects, except that deferred stock is issued to the employee at the completion of the vesting period.

We did not grant any shares of deferred stock during the three-month periods ended December 31, 2006 and 2005. During the three-month periods ended December 31, 2006 and 2005, we recognized expense of ($0.3) and ($0.4), respectively, before tax benefits of $0.1 and $0.2, respectively, related to these awards. There was no vesting of deferred stock during the three-month periods ended December 31, 2006 and 2005.

During the six-month periods ended December 31, 2006 and 2005, we granted 0.1 million shares of deferred stock in each period. During the six-month periods ended December 31, 2006 and 2005, we recognized expense of ($0.6) and ($0.7), respectively, before tax benefits of $0.2 and $0.3, respectively, related to these awards. Deferred stock vested during the six-month periods ended December 31, 2006 and 2005, were 0.1 million shares in each period.

At December 31, 2006, the balance of unvested deferred stock is 0.3 million shares with related unearned compensation cost of $0.9 that is to be recognized over a weighted-average period of 1.6 years.

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

	Three-month period ended		Six-month period ended
	December 31,		December 31,
	2006	2005	2006	2005
Revenues
Reader’s Digest North America	$274.7	$247.0	$504.0	$474.7
Reader’s Digest International	329.8	300.8	570.8	535.8
Consumer Business Services	211.2	228.7	264.5	288.5
Intercompany eliminations	(13.3)	(11.3)	(19.8)	(17.4)

Total revenues	$802.4	$765.2	$1,319.5	$1,281.6

Operating profit (loss)
Reader’s Digest North America	$36.7	$28.1	$45.3	$44.1
Reader’s Digest International	47.0	38.7	38.0	40.1
Consumer Business Services	49.2	54.3	30.2	36.3
Corporate Unallocated(1)	(13.3)	(10.3)	(23.4)	(19.1)
Other operating items, net(2)	(6.1)	0.8	(6.1)	3.4
Goodwill charge(3)	---	(187.8)	---	(187.8)

Operating profit (loss)	$113.5	$(76.2)	$84.0	$(83.0)

Intercompany eliminations
Reader’s Digest North America	$(4.7)	$(2.2)	$(8.6)	$(6.4)
Reader’s Digest International	(1.6)	(1.7)	(3.9)	(3.2)
Consumer Business Services	(7.0)	(7.4)	(7.3)	(7.8)

Total intercompany eliminations	$(13.3)	$(11.3)	$(19.8)	$(17.4)

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

(2)
Other operating items, net, includes losses or gains on sales of certain non-strategic assets and, therefore, is not included in segment results reviewed by our chief operating decision maker. See Note 6, Other Operating Items, Net, for additional information.

(3)
The goodwill charge related to Books Are Fun, part of the Consumer Business Services reportable segment, is not included in segment results reviewed by our chief operating decision maker. See Note 8, Goodwill and Other Intangible Assets, Net, for additional information.

(5) Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) as reported in our balance sheets primarily represents foreign currency translation adjustments. The components of comprehensive income (loss), net of related tax, were as follows:

	Three-month period ended		Six-month period ended
	December 31,		December 31,
	2006	2005	2006	2005
Net income (loss)	$61.7	$(122.4)	$35.1	$(130.6)
Change in:
Foreign currency translation adjustments	2.9	---	3.5	3.3
Total comprehensive income (loss)	$64.6	$(122.4)	$38.6	$(127.3)

(6) Other Operating Items, Net

As described in our 2006 Annual Report to Stockholders, amounts included in Other Operating Items, Net consist of: 1) gains or losses from the sales of certain non-strategic assets and 2) restructuring charges, representing the streamlining of our organizational structure and the strategic repositioning of our businesses, including associated asset impairments.

During the three- and six-month periods ended December 31, 2006, we recognized a loss of ($6.2) for the sale of American Woodworker magazine in December 2006. Gains on the sales of certain assets in 2006 include $2.5 from the sale of our building in Mexico in the first quarter of 2006 and $0.5 from the sale of certain fine art in the second quarter of 2006.

The table below reflects changes for the six-month period ended December 31, 2006 to restructuring accruals recorded in previous periods. The majority of the accruals remaining relate to on-going severance payments and guaranteed minimum payments for multi-year product agreements that have already been discontinued. Most of the spending to date relates to severance costs. Severance related to the termination of positions in fiscal year 2005 and prior is completed. Of the approximately 160 positions identified in 2006, approximately 70% have been separated from the business and the remainder will be completed by the end of 2007.

Initial year of charge	Balance at June 30, 2006	Spending	Balance at December 31, 2006

2005 & prior	$3.2	$(1.2)	$2.0
2006	6.5	(3.2)	3.3
Total	$9.7	$(4.4)	$5.3

(7) Inventories

	December 31, 2006	June 30, 2006	December 31, 2005

Raw materials	$14.2	$12.4	$13.7
Work-in-progress	4.1	7.2	3.3
Finished goods	183.1	152.7	183.5
Total inventories	$201.4	$172.3	$200.5

(8) Goodwill and Other Intangible Assets, Net

Changes in the carrying amount of goodwill by segment for the six-month period ended December 31, 2006, are as follows:

	Reader’s Digest North America	Consumer Business Services	Total

Balance as of June 30, 2006	$738.0	$6.1	$744.1
Sale of American Woodworker magazine	(16.2)	---	(16.2)
Impact of foreign currency translation on goodwill balances outside the United States	---	(0.1)	(0.1)
Balance as of December 31, 2006	$721.8	$6.0	$727.8

The following categories of acquired intangible assets are included in other intangible assets, net, on the balance sheets:

	December 31, 2006		June 30, 2006
	Gross	Net	Gross	Net

Intangible assets with indefinite lives:
Tradenames	$96.2	$96.2	$93.3	$93.3

Intangible assets with finite lives:
Licensing agreements	59.4	24.9	60.0	28.2
Customer lists	135.9	3.4	138.3	6.1
Other tradenames and noncompete agreements	9.3	6.2	9.2	6.8
Total intangible assets	$300.8	$130.7	$300.8	$134.4

Amortization related to intangible assets with finite lives amounted to ($3.4) and ($4.2) for the three-month periods ended December 31, 2006 and 2005, respectively. Amortization related to intangible assets with finite lives amounted to ($6.7) and ($8.4) for the six-month periods ended December 31, 2006 and 2005, respectively.

During the three months ended December 31, 2006, we acquired the Fundraising.com tradename and other intangible assets for approximately $3.3. Additional cash consideration of up to approximately $6.0 will be due if Fundraising.com achieves certain specified financial performance thresholds over a five-year period commencing October 6, 2006. This additional cash consideration is calculated based upon a formula applied to sales, as defined.

At least annually (in the third quarter), we review the carrying amount of goodwill and other intangibles with indefinite lives in our reporting units for recoverability. Reiman and Books Are Fun are our primary reporting units in Reader’s Digest North America and Consumer Business Services, respectively. In interim periods, we continually monitor changes in our businesses for indicators of impairment. In the second quarter of 2006, due to a shortfall in Books Are Fun’s operating performance relative to our expectations during our peak selling season, we recorded a charge of ($187.8) to write off its remaining goodwill. The decline in performance was attributed to competitive pressure on margin and turnover of independent sales representatives. The fair value of Books Are Fun was determined by a third-party appraiser using a combination of discounted future net cash flows and an assessment of comparable companies in the marketplace. There are no current indicators of goodwill or intangible asset impairments in the remaining reporting units.

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

The interest rate on the 2005 Credit Agreement at December 31, 2006 is at LIBOR plus 225 basis points and is subject to change based on our leverage ratio. The 2005 Credit Agreement, as amended, contains financial covenants that require us to maintain minimum interest coverage and maximum leverage ratios, and it is secured by the stock of a substantial portion of our subsidiaries.

As of December 31, 2006, we had $370.0 of outstanding borrowings under the 2005 Credit Agreement and $300.0 outstanding under the senior unsecured notes. Interest expense for the three- and six-month periods ended December 31, 2006 was $(16.8) and $(31.8), respectively, and ($11.8) and ($22.6) for the three- and six-month periods ended December 31, 2005, respectively. Interest income on cash balances for the three- and six-month periods ended December 31, 2006 was $1.8 and $3.4, respectively, and $1.6 and $3.3 for the three- and six-month periods ended December 31, 2005, respectively. The weighted average interest rate on our borrowings for the six-month periods ended December 31, 2006 and 2005 was 6.8% and 5.7%, respectively.

(10) Pension Information

We sponsor various pension plans, including those for employees in the United States, international employees and supplemental plans for executives.

The table below details the components of our net periodic pension (benefit) cost.

	Three-month period ended			Six-month period ended
	December 31,			December 31,
	2006		2005	2006		2005

Service cost		$4.3	$4.1		$8.6	$8.2
Interest cost		11.7	11.1		23.3	22.2
Expected return on plan assets		(18.0)	(17.2)		(35.9)	(34.5)
Amortization of prior service cost		(0.3)	(0.3)		(0.5)	(0.6)
Recognized actuarial loss		2.4	1.7		4.7	3.5
Settlements, etc.		(0.1)	---		(0.2)	---
Net periodic pension (benefit) cost	$	---	$(0.6)	$	---	$(1.2)

For the three-month periods ended December 31, 2006 and 2005, approximately $1.6 and $1.5 was contributed to our international pension plans, respectively. For the six-month periods ended December 31, 2006 and 2005, approximately $4.1 and $3.6 was contributed to our international pension plans, respectively. Because the Retirement Plan in the United States is over-funded, we did not make any contributions during the six-month periods ended December 31, 2006 and 2005. The U.S. supplemental retirement plans are not qualified under the Internal Revenue Code because they are available only to certain executives. We pay the benefits under these unfunded plans as the obligations are incurred ($1.3 and $1.4 during the three-month periods ended December 31, 2006 and 2005, respectively, and $3.1 and $3.4 during the six-month periods ended December 31, 2006 and 2005, respectively).

We also sponsor certain postretirement benefit plans in the U.S. and Canada. The table below details the components of our net periodic postretirement cost (benefit).

	Three-month period ended		Six-month period ended
	December 31,		December 31,
	2006	2005	2006	2005

Service cost	$0.2	$0.2	$0.4	$0.4
Interest cost	1.0	1.0	1.9	2.1
Amortization of prior service cost	(0.8)	(0.7)	(1.6)	(1.4)
Recognized actuarial gain	(0.3)	---	(0.6)	---
Net periodic postretirement cost	$0.1	$0.5	$0.1	$1.1

(11) Income Taxes

During the six-month periods ended December 31, 2006 and 2005, we recorded income tax expense of $17.5 and $28.0, respectively. For the six-month period ended December 31, 2006, we recorded discrete tax benefits of $2.7 principally related to the refund of interest associated with the closing of tax audits and adjustments to valuation allowances. For the six-month period ended December 31, 2005, we recorded discrete tax benefits of $2.9 principally related to the settlement of a tax audit in a foreign country.

(12) Merger Agreement

On November 16, 2006, we entered into a merger agreement with Doctor Acquisition Holding Co., a Delaware corporation (“Parent”), and Doctor Acquisition Co., a Delaware corporation and wholly owned subsidiary of Parent (“Sub”), pursuant to which each issued and outstanding share of our common stock (other than Common Stock that is owned by us, Parent or Sub) will be converted into the right to receive cash in the amount of $17.00 per share, without interest, and, at closing, Sub would be merged with and into us(the “Merger Agreement”). Each issued and outstanding share of our first preferred stock, second preferred stock and third subordinated preferred stock that does not exercise appraisal rights will remain issued and outstanding as shares of first preferred stock, second preferred stock and third subordinated preferred stock, respectively, of the surviving corporation. Parent and Sub are entities that were formed by Ripplewood Holdings L.L.C. Our board of directors approved the transactions contemplated by the Merger Agreement, and resolved to recommend to our stockholders that they adopt the Merger Agreement. A special meeting of the holders of our common shares is scheduled for February 2, 2007 to consider and vote on the proposal to adopt the Merger Agreement. The merger is expected to close by the end of February 2007, and is subject to a financing condition and the adoption of the Merger Agreement by the holders of a majority of the outstanding shares of our Common Stock, as well as other customary closing conditions.

Two lawsuits arising out of the proposed merger have been filed in the Supreme Court of New York, County of Westchester, against us and all of the members of our Board of Directors. The lawsuits, filed on November 20, 2006 and December 12, 2006, respectively, purport to be brought on behalf of all of our public stockholders and seek to enjoin the proposed merger. The complaints allege that our board of directors violated its fiduciary duties to our stockholders by entering into the Merger Agreement that, according to the complaints, does not reflect the “intrinsic value” of our Common Stock. We and Ripplewood Holdings L.L.C., which has been named as a defendant in one of the cases, have agreed with counsel for the plaintiffs to consolidate these two lawsuits. The lawsuits are in their preliminary stage, and, as of the date of this filing, plaintiffs have not filed any motion or requested any relief in the Court. We believe that the lawsuits are without merit and intend to defend these cases vigorously.

The Reader’s Digest Association, Inc. and Subsidiaries
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

Merger Agreement

On November 16, 2006, we entered into a merger agreement with Doctor Acquisition Holding Co., a Delaware corporation (“Parent”), and Doctor Acquisition Co., a Delaware corporation and wholly owned subsidiary of Parent (“Sub”), pursuant to which each issued and outstanding share of our common stock (other than Common Stock that is owned by us, Parent or Sub) will be converted into the right to receive cash in the amount of $17.00 per share, without interest, and, at closing, Sub would be merged with and into us(the “Merger Agreement”). Each issued and outstanding share of our first preferred stock, second preferred stock and third subordinated preferred stock that does not exercise appraisal rights will remain issued and outstanding as shares of first preferred stock, second preferred stock and third subordinated preferred stock, respectively, of the surviving corporation. Parent and Sub are entities that were formed by Ripplewood Holdings L.L.C. Our board of directors approved the transactions contemplated by the Merger Agreement, and resolved to recommend to our stockholders that they adopt the Merger Agreement. A special meeting of the holders of our common shares is scheduled for February 2, 2007 to consider and vote on the proposal to adopt the Merger Agreement. The merger is expected to close by the end of February 2007, and is subject to a financing condition and the adoption of the Merger Agreement by the holders of a majority of the outstanding shares of our Common Stock, as well as other customary closing conditions.

Three-Month Period Ended December 31, 2006, Compared With Three-Month Period Ended December 31, 2005

Results of Operations: Company-Wide

Overview

The second quarter of the fiscal year is the peak selling season for most of our businesses. During the second quarter of 2007, Reader’s Digest North America and Reader’s Digest International benefited from our new business initiatives. In addition, our previous investments to grow our customer base for our magazine and books and home entertainment product lines also impacted Reader’s Digest International. At Consumer Business Services, we continued to increase the size of our independent sales representative force, implement our plan to lower the cost base, expand the effectiveness of our sales force and strengthen cash flow.

Revenues

Revenues for the second quarter of 2007 increased 5% to $802, compared with $765 for the second quarter of 2006. The effect of foreign currency fluctuations increased revenues in the second quarter by $25.

Higher revenues were driven by Reader’s Digest North America and, partially, by Reader’s Digest International, while revenues at Consumer Business Services declined.

Revenues at Reader’s Digest North America grew double digits due to the performance of new businesses and new products in which we have invested, including: the 2006 launches of Every Day with Rachael Ray and Taste of Home Entertaining; the acquisition of Allrecipes.com; and our 2007 launches of new cookbooks, including the Taste of Home Cookbook. Revenue also increased due to strong performance of our books and home entertainment products. These positive performances were primarily offset by lower advertising for Reader’s Digest magazine.

Revenues at Reader’s Digest International increased due to favorable response rates to our books and home entertainment products, primarily in Germany, as well as the favorable results of continued investments in new markets. These increases were offset by lower promotional mailing response rates in certain countries.

Lower revenues at Consumer Business Services were driven by fewer sales events and lower average sales per event in the corporate markets at Books Are Fun and lower magazine volumes at QSP.

Other Operating Items, Net

Other operating items, net decreased to $(6) in the second quarter of 2007, compared with $1 in the second quarter of 2006. During the second quarter of 2007, we recognized a loss of $(6) from the sale of American Woodworker magazine.

Operating Profit (Loss)

Operating profit for the second quarter of 2007 was $114, compared with a loss of $(76) for the second quarter of 2006. The effect of foreign currency fluctuations increased operating profit in the second quarter by $4. Higher profits at Reader’s Digest North America and Reader’s Digest International were partially offset by lower profits at Consumer Business Services and higher Corporate Unallocated expenses. Additionally, the write-down of remaining goodwill at Books Are Fun of $(188) was included in the second quarter of 2006 operating loss.

The increases in revenue and timing of promotional mailings compared with the prior period were the primary contributors to both Reader’s Digest North America and Reader’s Digest International profit increases. Profits at Consumer Business Services were adversely affected by QSP due to lower magazine subscription volumes, partially offset by planned costs savings at Books Are Fun.

Corporate Unallocated expenses in the second quarter of 2007 were $(13), compared with $(10) in the second quarter of 2006. The increase in these costs was driven by additional stock-based compensation expense attributed to a 29% increase in our stock price during the second quarter of 2007. In addition, the increase was driven by a lower 2006 expense as a result of a reversal of a litigation-related accrual that was no longer necessary.

Other Income and (Expense), Net

Other income and (expense), net increased to $(18) in the second quarter of 2007, compared with $(10) in the second quarter of 2006. This is principally attributable to an increase of $(5) in interest expense because of higher debt balances and higher interest rates in the second quarter of 2007 compared with the second quarter of 2006. We also incurred $(3) of transaction related expenses related to our merger agreement with affiliates of Ripplewood Holdings L.L.C.

Income Taxes

During the three-month periods ended December 31, 2006 and 2005, we recorded income tax expense of $(34) and $(36), respectively. For the second quarter of 2007, we recorded discrete tax benefits of $2 related to adjustments to valuation allowances.

Net Income (Loss) and Earnings (Loss) Per Share

For the second quarter of 2007, net income was $62, or $0.65 per share for both basic and diluted earnings per share. In the prior year period, net loss was $(122) or $(1.27) for both basic and diluted loss per share. For the second quarter of 2006, the effect of potentially dilutive shares was not considered in the calculation of loss per share because such shares would have been anti-dilutive.

Results of Operations: Reportable Segments

	Three-month periods ended
	December 31,
	2006	2005
Revenues
Reader’s Digest North America	$275	$247
Reader’s Digest International	330	301
Consumer Business Services	211	228
Intercompany eliminations	(14)	(11)
Total revenues	$802	$765
Operating profit (loss)
Reader’s Digest North America	$37	$28
Reader’s Digest International	47	39
Consumer Business Services	49	54
Corporate Unallocated(1)	(13)	(10)
Other operating items, net(2)	(6)	1
Goodwill charge(3)	---	(188)
Operating profit (loss)	$114	$(76)
Intercompany eliminations
Reader’s Digest North America	$(5)	$(2)
Reader’s Digest International	(2)	(2)
Consumer Business Services	(7)	(7)
Total intercompany eliminations	$(14)	$(11)

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

(2)
Other operating items, net, includes losses or gains on sales of certain non-strategic assets and, therefore, is not included in segment results reviewed by our chief operating decision maker. See Note 6 in our Notes to Consolidated Condensed Financial Statements for additional information.

(3)
The goodwill charge related to Books Are Fun, part of the Consumer Business Services reportable segment, is not included in segment results reviewed by our chief operating decision maker. See Note 8 in our Notes to Consolidated Condensed Financial Statements for additional information.

Reader’s Digest North America

Revenues for Reader’s Digest North America for the second quarter of 2007 increased 11% to $275, compared with $247 for the second quarter of 2006. The effect of foreign currency fluctuations increased revenues in the second quarter by $1. Increases in revenue were driven by the favorable performance of new businesses and products in which we have invested, including: Every Day with Rachael Ray, Taste of Home Entertaining and new book products, such as the 2007 launch of the Taste of Home Cookbook. Our acquisition of Allrecipes.com in 2006 and strong response rates for U.S Books and Home Entertainment products also contributed to the increase.

These increases were primarily offset by fewer advertising pages for Reader’s Digest magazine, weaker performance of certain mature book annual programs and the absence of revenue for American Woodworker, which was sold in December 2006.

Operating profit for this segment for the second quarter of 2007 increased 31% to $37, compared with $28 for the second quarter of 2006. In addition to our strong revenue performance, operating profit increased due to lower promotion and editorial costs for Reader’s Digest magazine when compared with the prior period and lower amortization of Reiman intangible assets.

Reader’s Digest International

Revenues for Reader’s Digest International for the second quarter of 2007 increased 10% to $330, compared with $301 for the second quarter of 2006. The effect of foreign currency fluctuations increased revenues in the second quarter by $23. The increase in revenues was driven by higher response rates to our catalog mailings and strong product performance in Germany. Revenues also improved in our new markets, including Ukraine, Bulgaria, Romania and Kazakhstan. Favorable response rates to our music series products in Australia also contributed to the increase.

These increases were partially offset by lower revenues in our books and home entertainment products in Poland, Iberia and Hungary as a result of lower response rates to outside list customers, partially attributed to the postal disruptions in Poland and Portugal and weakened economic environment in Hungary.

Operating profit for this segment for the second quarter of 2007 increased 22% to $47, compared with $39 for the second quarter of 2006. The effect of foreign currency fluctuations increased operating profit by $3. The revenue changes described above as well as the movement of promotional campaigns in France to the first quarter of 2007 contributed to the increase.

Consumer Business Services

Revenues for Consumer Business Services for the second quarter of 2007 decreased 8% to $211, compared with $228 for the second quarter of 2006.

Lower revenues at Books Are Fun were driven by fewer sales events in the corporate market and lower average sales per event in both the corporate and school markets. Both lines of business displayed adverse comparability to the prior period as a result of sales force turnover experienced in the third quarter of fiscal 2006. To a lesser extent, revenue declined from the absence of certain lines of business that we exited in the fourth quarter of 2006. QSP revenues were slightly down due to lower magazine subscription and gift sales, partially offset by higher food sales.

Operating profit for this segment for the second quarter of 2007 decreased (9)% to $49 compared with $54 for the second quarter of 2006. This decline was a result of the above mentioned lower revenues offset by planned cost reductions at Books Are Fun and a one-time price reduction at QSP from a supplier as a result of production delays during the first quarter of 2007.

Six-Month Period Ended December 31, 2006, Compared With Six-Month Period Ended December 31, 2005

Results of Operations: Company-Wide

Overview

Because of the significance of revenue and operating profit generated in the second quarter, the peak selling season for most of our businesses, the primary drivers of performance for the six-month period are similar to those for the second quarter. During the first half of 2007 we started to recognize the benefits of our new business initiatives at Reader’s Digest North America and continued to invest to grow our customer base for our magazine and books and home entertainment product lines at Reader’s Digest International. At Consumer Business Services, we continued to increase the size of our independent sales representative force, implement our plan to lower the cost base, expand the effectiveness of our sales force and strengthen cash flow.

Revenues

Revenues for the six-month period ended December 31, 2006 increased to $1,319, compared with $1,282 for the six-month period ended December 31, 2005. The effect of foreign currency increased revenues by $36. Higher revenues for Reader’s Digest North America and, to a lesser extent, Reader’s Digest International were offset by lower revenues at Consumer Business Services.

The increase in revenues at Reader’s Digest North America was driven by the performance of new businesses and products in which we have invested, including: Every Day with Rachael Ray, Taste of Home Entertaining, and new book products, such as the 2007 launches of new cookbooks, including the Taste of Home Cookbook. Our acquisition of Allrecipes.com in 2006 and strong performance of our Children’s Publishing products also increased revenues. These increases were partially offset by fewer advertising pages for Reader’s Digest magazine and lower sales of certain book products.

Revenues for Reader’s Digest International improved as we realized the favorable results of the investments made in the first quarter of 2007 to increase our books and home entertainment products and our investments in new markets. Lower response rates to our promotional mailings in certain countries offset these revenues.

Lower revenues for Consumer Business Services were principally driven by fewer sales events and lower average sales per event at Books Are Fun and by lower magazine and gift volumes at QSP.

Other Operating Items, Net

Other operating items decreased to $(6) in the first half of 2007, compared with $3 in the first half of 2006. In the second quarter of 2007, we recognized a loss of $(6) from the sale of American Woodworker magazine. In the first quarter of 2006, we recognized a gain of $3 on the sale of our building in Mexico.

Operating Profit (Loss)

Operating profit for the six-month period ended December 31, 2006 was $84, compared with a loss of $(83) for the six-month period ended December 31, 2005. The effect of foreign currency increased operating profit by $3. Operating profits at Reader’s Digest North America remained flat, while operating profits at Consumer Business Services and Reader’s Digest International decreased and Corporate Unallocated expenses increased. Additionally, the write-down of remaining goodwill at Books Are Fun of $(188) was included in the second quarter of 2006 operating loss.

The decrease in operating profit at Reader’s Digest International was driven by additional investments in new customer acquisitions and the timing and mix of our promotional campaigns when compared to the prior period.

In Consumer Business Services, fewer events and lower average sales per event contributed to the profit decline at Books Are Fun, while lower magazine volumes drove the decline in profit at QSP.

Corporate Unallocated expenses for the six-month period ended December 31, 2006 were $(23), compared with $(18) for the six-month period ended December 31, 2005. The increase in these costs was driven by additional stock-based compensation expense attributed to a 20% increase in our stock price during the six-month period ended December 31, 2006. In addition, the increase was driven by a lower 2006 expense as a result of a reversal of a litigation-related accrual that was no longer necessary.

Other Income and (Expense), Net

Other income and (expense), net increased to $(31) for the six-month period ended December 31, 2006, compared with $(20) for the six-month period ended December 31, 2005. This is principally attributed to an increase of $(9) in interest expense because of higher debt balances and higher interest rates in 2007 compared with 2006. We also incurred $(3) of expenses related to our merger agreement with affiliates of Ripplewood Holdings L.L.C.

Income Taxes

During the six-month periods ended December 31, 2006 and 2005, we recorded income tax expense of $(18) and $(28), respectively. For the six-month period ended December 31, 2006, we recorded discrete tax benefits of $3 principally related to the refund of interest associated with the closing of tax audits and adjustments to valuation allowances. For the six-month period ended December 31, 2005, we recorded discrete tax benefits of $3 principally related to the settlement of a tax audit in a foreign country.

Net Income (Loss) and Earnings (Loss) Per Share

For the six-month period ended December 31, 2006, our net income was $35, or $0.36 for diluted earnings per share ($0.37 for basic earnings per share). For the six-month period ended December 31, 2005, our net loss was $(131), or $(1.35) for both basic and diluted loss per share. For the six-month period ended December 31, 2005, the effect of potentially dilutive shares was not considered in the calculation of diluted loss per share because such shares would have been anti-dilutive.

Results of Operations: Reportable Segments

	Six-month periods ended
	December 31,
	2006	2005
Revenues
Reader’s Digest North America	$504	$475
Reader’s Digest International	571	536
Consumer Business Services	265	288
Intercompany eliminations	(21)	(17)
Total revenues	$1,319	$1,282
Operating profit (loss)
Reader’s Digest North America	$45	$44
Reader’s Digest International	38	40
Consumer Business Services	30	36
Corporate Unallocated(1)	(23)	(18)
Other operating items, net(2)	(6)	3
Goodwill charge(3)	--	(188)
Operating profit (loss)	$84	$(83)
Intercompany eliminations
Reader’s Digest North America	$(9)	$(6)
Reader’s Digest International	(4)	(3)
Consumer Business Services	(8)	(8)
Total intercompany eliminations	$(21)	$(17)

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

(2)
Other operating items, net, includes losses or gains on sales of certain non-strategic assets and, therefore, is not included in segment results reviewed by our chief operating decision maker. See Note 6 in our Notes to Consolidated Condensed Financial Statements for additional information.

(3)
The goodwill charge related to Books Are Fun, part of the Consumer Business Services reportable segment, is not included in segment results reviewed by our chief operating decision maker. See Note 8 in our Notes to Consolidated Condensed Financial Statements for additional information.

Reader’s Digest North America

Revenues for Reader’s Digest North America for the six-month period ended December 31, 2006 increased 6% to $504, compared with $475 for the six-month period ended December 31, 2005. The effect of foreign currency fluctuations increased revenues during this period by $4. Increases in revenue were driven by the favorable performance of new businesses and products in which we have invested, including: Every Day with Rachael Ray, Taste of Home Entertaining, and new book products, such as the 2007 launch of the Taste of Home Cookbook. Our acquisition of Allrecipes.com in 2006 and the strong performance of our Children’s Publishing products also contributed to the increase.

These increases were partially offset by fewer advertising pages for Reader’s Digest magazine, weaker performance of our more established book annual programs, lower membership in Select Editions and the elimination of marginally profitable promotional activity.

Operating profit for this segment for the six-month period ended December 31, 2006 increased 3% to $45, compared with $44 for the six-month period ended December 31, 2005. The effect of foreign currency fluctuations increased operating profit by $1. The increase in revenues from our new businesses and products increased operating profit slightly as we continued to invest in these new products and launches. In addition, the decrease in advertising revenue for Reader’s Digest magazine was offset by lower amortization of Reiman intangible assets.

Reader’s Digest International

Revenues for Reader’s Digest International for the six-month period ended December 31, 2006 increased 7% to $571, compared with $536 for the six-month period ended December 31, 2005. The effect of foreign currency fluctuations increased revenues by $32 during this period. The high response rate to our catalog mailings in Germany, as well as strong product performance in this country, drove the increase. Also contributing to the increase were revenue improvements in the books and home entertainment products of Russia, Australia and our new markets, such as Ukraine and Bulgaria, as we continue to invest in those businesses.

These increases were offset by lower revenues in our books and home entertainment products due to the timing of our promotional campaigns, lower response rates and mail quantities, and lower series memberships in France, the United Kingdom, Poland and Portugal.

Operating profit for this segment for the six-month period ended December 31, 2006 decreased 5% to $38, compared with $40 for the six-month period ended December 31, 2005. The effect of foreign currency fluctuations increased operating profit by $3. The decrease in operating profit was principally driven by additional investments in new customer acquisitions and the timing and mix of our promotional campaigns when compared with the prior period. The most significant decreases were in the United Kingdom, Hungary and France, offset by increases in Australia and Germany.

Consumer Business Services

Revenues for Consumer Business Services for the six-month period ended December 31, 2006 decreased 8% to $265, compared with $288 for the six-month period ended December 31, 2005.

Revenues at Books Are Fun decreased principally due to fewer corporate sales events in 2007 because of the turnover of independent sales representatives to a competitor in the third quarter of 2006. Lower average sales per event for the corporate and school markets also contributed to the decline. To a lesser extent, the absence of certain lines of business that we exited in the fourth quarter of 2006 contributed to the decline.

Revenues at QSP declined principally due to lower volumes for magazines and gift products. Magazine revenues declined as a result of lower magazine subscriptions and softness in accounts for magazines and gifts, partially offset by a higher-priced mix of products sold compared with the prior year and higher food sales.

Operating profit for this segment for the six-month period ended December 31, 2006 decreased 17% to $30, compared with $36 for the six-month period ended December 31, 2005. The decrease in profits was attributed to the revenue declines described above, which were partially offset by planned cost savings at Books Are Fun, higher margins for food products at QSP, and a one-time price reduction at QSP from a supplier as a result of production delays during the first quarter of 2007.

Liquidity and Capital Resources

Six-month period ended
December 31, 2006

Cash and cash equivalents at June 30, 2006	$35
Net change in cash due to:
Operating activities	71
Investing activities	1
Financing activities	(48)
Effect of exchange rate changes on cash and cash equivalents	3
Net change in cash and cash equivalents	27

Cash and cash equivalents at December 31, 2006	$62

Cash and cash equivalents increased to $62 as of December 31, 2006, compared with $35 as of June 30, 2006. The increase in cash was driven by an increase in our cash from operating activities of $71 in the first half of 2007. During the second quarter of 2007, cash received from investing activities included $9 from the sale-leaseback of our Pleasantville headquarters and $7 from the sale of American Woodworker; offset by $(3) of payments for the acquisition of the Fundraising.com tradename and other intangible assets. During the quarter, cash was used principally to repay debt and fund dividend payments.

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

The interest rate on the 2005 Credit Agreement at December 31, 2006 is at LIBOR plus 225 basis points and is subject to change based on our leverage ratio. The 2005 Credit Agreement, as amended, contains financial covenants that require us to maintain minimum interest coverage and maximum leverage ratios, and it is secured by the stock of a substantial portion of our subsidiaries.

As of December 31, 2006, we had $370 of outstanding borrowings under the 2005 Credit Agreement and $300 outstanding under the senior unsecured notes. Interest expense for the three- and six-month periods ended December 31, 2006 was $(17) and $(32), respectively, and ($12) and ($23) for the three- and six-month periods ended December 31, 2005, respectively. Interest income on cash balances for the three- and six-month periods ended December 31, 2006 and 2005, was $2 and $3, respectively. The weighted average interest rate on our borrowings for the six-month periods ended December 31, 2006 and 2005 was 6.8% and 5.7%, respectively.

Recent Accounting Standards

In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation 48, “Accounting for Uncertainty in Income Taxes - an Interpretation of SFAS 109” (FIN 48). FIN 48 clarifies the accounting for income taxes by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. It also provides guidance on derecognition and measurement of tax positions. Disclosure requirements under this guidance will include a rollforward of the beginning and ending unrecognized tax benefits, as well as specific detail related to tax uncertainties for which it is reasonably possible the amount of unrecognized tax benefit will significantly increase or decrease within a year. FIN 48 is effective for fiscal years beginning after December 15, 2006. We are evaluating the impact of this standard on our consolidated financial statements.

In September 2006, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 157, “Fair Value Measurements” (SFAS No. 157). This Statement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We are evaluating the impact of this standard on our consolidated financial statements.

Also in September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans (an amendment of FASB Statements No. 87, 88, 106, and 132R)” (SFAS No. 158). The objectives of this Statement are for an employer to: (1) recognize the overfunded or underfunded status of a single-employer defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in comprehensive income in the year in which the changes occur; and (2) measure the plan status as of the date of its year-end statement of financial position. SFAS No. 158 is effective for the requirement to recognize the funded status of a benefit plan and the disclosure requirements as of the end of the fiscal year ending after December 15, 2006. The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position will be effective for fiscal years ending after December 15, 2008. We are evaluating the impact of this standard on our consolidated financial statements.

Forward-Looking Information

This report contains or incorporates by reference “forward-looking statements” within the meaning of the U.S. federal securities laws. Forward-looking statements include any statements that address future results or occurrences. These forward-looking statements inherently involve risks and uncertainties that could cause actual future results and occurrences to differ materially from the forward-looking statements. Some of these risks and uncertainties include factors relating to:

•	the effects of potentially more restrictive privacy and other governmental regulation relating to our marketing methods;
•	the effects of modified and varied promotions;
•	our ability to identify customer trends;
•	our ability to continue to create and acquire a broadly appealing mix of new products;
•	our ability to attract and retain new and younger magazine subscribers and product customers in view of the maturing of an important portion of our customer base;
•	our ability to attract and retain subscribers and customers in an economically efficient manner;
•	the effects of selective adjustments in pricing;
•	our ability to expand and more effectively utilize our customer database;
•	our ability to expand into new international markets and to introduce new product lines into new and existing markets;
•	our ability to expand into new channels of distribution;
•	our ability to negotiate and implement productive acquisitions, strategic alliances and joint ventures;
•	our ability to successfully integrate newly acquired and newly formed businesses;
•	the strength of relationships of newly acquired and newly formed businesses with their employees, suppliers and customers;
•	the accuracy of the basis of forecasts relating to newly acquired and newly formed businesses;
•	our ability to achieve financial savings related to restructuring programs;
•	our ability to contain and reduce costs, especially through global efficiencies;
•	the cost and effectiveness of our reengineering of business processes and operations;
•	the accuracy of our management’s assessment of the current status of our business;
•	the evolution of our organizational and structural capabilities;
•	our ability to respond to competitive pressures within and outside the direct marketing and direct sales industries, including the Internet;
•	our ability to recruit, train and retain effective sales personnel;
•	the effects of worldwide paper and postage costs;
•	the effects of possible postal disruptions on deliveries of promotions, products and payments;
•	the effects of foreign currency fluctuations;
•	the accuracy of our management’s assessment of the future effective tax rate and the effects of initiatives to reduce the rate;
•	the adequacy of our financial resources;
•	the effects of the terms of, and increased leverage resulting from additional borrowings under, our credit facilities;
•	the effects of interest rate fluctuations;
•	the effects of downgrades of our credit ratings;
•	the effects of economic and political changes in the markets where we compete;
•	the effects of weather in limiting our access to consumers;
•	the economic effects of terrorist activity and related events, especially those limiting our access to consumers and otherwise affecting the direct marketing and direct sales industries;
•
the completion of the merger under the Merger Agreement (described in Note 12 of the Notes to Consolidated Condensed Financial Statements), including a termination of the Merger Agreement under circumstances that could require us to pay a $25 million termination fee and/or $5 million of expenses to Doctor Acquisition Holding Co.;

•	the incurrence of the costs, fees, expenses and charges related to the merger;
•	the effect of the announcement of the merger on our business relationships, operating results and business generally, including our ability to retain key employees;

•	the risk that the merger may not be completed in a timely manner or at all, which may adversely affect our business and the price of our common shares;
•	the potential adverse effect on our business, properties and operations of our compliance with certain covenants we agreed to in the merger agreement;
•	the risk that we may be subject to litigation in connection with the merger; and
•	risks related to diverting management’s attention from our ongoing business operations in connection with completion of the merger and related transactions.

We do not undertake to update any forward-looking statements.

*****

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

PART II. OTHER INFORMATION
Item 1. Legal Proceedings

Two lawsuits arising out of the proposed merger have been filed in the Supreme Court of New York, County of Westchester, against us and all of the members of our Board of Directors. The lawsuits, filed on November 20, 2006 and December 12, 2006, respectively, purport to be brought on behalf of all of our public stockholders and seek to enjoin the proposed merger. The complaints allege that our board of directors violated its fiduciary duties to our stockholders by entering into the Merger Agreement that, according to the complaints, does not reflect the “intrinsic value” of our Common Stock. We and Ripplewood Holdings L.L.C., which has been named as a defendant in one of the cases, have agreed with counsel for the plaintiffs to consolidate these two lawsuits. The lawsuits are in their preliminary stage, and, as of the date of this filing, plaintiffs have not filed any motion or requested any relief in the Court. We believe that the lawsuits are without merit and intend to defend these cases vigorously.

Item 1A. Risk Factors

The following risk factor updates the Risk Factors appearing under Item 1A of our Annual Report on Form 10-K for the year ended June 30, 2006.

Our proposed merger with affiliates of an investor group led by Ripplewood Holdings L.L.C. may not be consummated.

In the event that the merger agreement with affiliates of an investor group led by Ripplewood Holdings L.L.C. is not adopted by our common stockholders or if the merger is not completed for any other reason, our common stockholders will not receive any payment for their shares in connection with the merger. Instead, we will remain an independent public company and our common stock will continue to be listed on the New York Stock Exchange. If the merger agreement is terminated, the agreement specifies that under certain circumstances, we will be obligated to pay a termination fee to an entity indirectly controlled by Ripplewood Holdings L.L.C. of $25 million plus up to $5 million in expenses. In addition, we are subject to the following risks relating to the proposed merger:

•	the incurrence of the costs, fees, expenses and charges related to the merger;

•	the effect of the announcement of the merger on our business relationships, operating results and business generally, including our ability to retain key employees;

•	the risk that the merger may not be completed in a timely manner or at all, which may adversely affect our business and the price of our common shares;

•	the potential adverse effect on our business, properties and operations of our compliance with certain covenants we agreed to in the merger agreement;

•	the risk that we may be subject to litigation in connection with the merger; and

•	risks related to diverting management’s attention from our ongoing business operations in connection with completion of the merger.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On April 28, 2005, we announced our intention to repurchase up to $100.0 million of our Common Stock over the succeeding two years. As of December 31, 2006, we have repurchased approximately 4.7 million shares for $70.2 million.

Item 6. EXHIBITS.

2.1
Agreement and Plan of Merger, dated as of November 16, 2006, among Doctor Acquisition Holding Co., Doctor Acquisition Co. and The Reader’s Digest Association, Inc., filed as Exhibit 2.1 to our Current Report on Form 8-K dated November 15, 2006, is incorporated herein by reference.

2.2
Damages Contribution Agreement, dated as of November 16, 2006, between Ripplewood Partners II, L.P. and The Reader’s Digest Association, Inc., filed as Exhibit 2.2 to our Current Report on Form 8-K dated November 15, 2006, is incorporated herein by reference.

10.54
First Amendment to The Reader’s Digest Association, Inc. 2001 Income Continuation Plan for Senior Management, filed as Exhibit 10.1 to our Current Report on Form 8-K dated November 15, 2006, is incorporated herein by reference.

10.55
Third Amendment to Employment Agreement dated April 28, 1988 (as amended November 21, 2003 and as further amended October 31, 2005) between The Reader’s Digest Association, Inc. and Thomas O. Ryder, filed as Exhibit 10.2 to our Current Report on Form 8-K dated November 15, 2006, is incorporated herein by reference.

10.56	Agreement dated December 20, 2006 between The Reader’s Digest Association, Inc. and Gary S. Rich.

31.1	Certification of Chief Executive Officer of The Reader’s Digest Association, Inc. pursuant to rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer of The Reader’s Digest Association, Inc. pursuant to rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

32	Section 1350 certifications of Chief Executive Officer and Chief Financial Officer of The Reader’s Digest Association, Inc. pursuant to rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The Reader's Digest Association, Inc.
(Registrant)

Date: January 25, 2007	By:	/s/ Thomas D. Barry
Thomas D. Barry
Vice President of Finance and Corporate Controller (Chief accounting officer and authorized signatory)