Form 10-K
period 2008-06-30
READERS DIGEST ASSOCIATION INC
filed 2008-09-29
CIK 858558

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark one)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2008
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number 001-10434

THE READER'S DIGEST ASSOCIATION, INC.
(Exact name of Registrant as Specified in Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	13-1726769 (I.R.S. Employer Identification No.)
Reader's Digest Road Pleasantville, New York (Address of Principal Executive Offices)	10570 (Zip Code)

(914) 238-1000
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

None

          Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐    No ☒

          Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☒    No ☐

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐    No ☒

          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference into Part III of this Form 10-K or any amendment to this Form 10-K. ☒

          Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

          The aggregate market value of the registrant's voting stock held by non-affiliates is zero. The registrant is a privately held corporation.

          There were 1,000 shares of the registrant's Common Stock outstanding as of September 15, 2008.

DOCUMENTS INCORPORATED BY REFERENCE

None

THE READER'S DIGEST ASSOCIATION, INC.

ANNUAL REPORT
FOR THE FISCAL YEAR ENDED JUNE 30, 2008

 PART I

DISCLOSURE REGARDING FORWARD LOOKING STATEMENTS

        Portions of the information in this annual report, including, but not limited to, those set forth under "Risk Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations", and certain oral statements made from time to time by representatives of The Reader's Digest Association, Inc. may be considered "forward-looking statements." Forward-looking statements can be identified by the use of forward-looking terminology, including words such as "prospects," "outlook," "believes," "estimates," "intends," "may," "will," "should," "anticipates," "expects" or "plans," or the negative or other variation of these or similar words, or by discussion of trends and conditions, strategy or risks and uncertainties. These forward-looking statements include all matters that are not historical facts. They relate to, without limitation, our intentions, beliefs or current expectations concerning, among other things, our results of operations, financial condition, liquidity, prospects, growth, strategies, plans, objectives and the industry in which we operate.

        Forward-looking statements are inherently subject to risks, trends and uncertainties, many of which are beyond our ability to control or predict with accuracy and some of which we might not even anticipate, because they relate to events and depend on circumstances that may or may not occur in the future. We caution you that forward-looking statements are not guarantees of future performance and that our actual results of operations, financial condition and liquidity, and the development of the industry in which we operate, may differ materially from those made in or suggested by the forward-looking statements contained in this annual report. Although we believe that the expectations reflected in such forward-looking statements are based upon reasonable assumptions at the time made, we can give no assurance that our expectations will be achieved. In addition, even if our results of operations, financial condition and liquidity, and the development of the industry in which we operate are consistent with the forward-looking statements contained in this annual report, those results or developments may not be indicative of results or developments in subsequent periods. Future events and actual results, financial and otherwise, may differ materially from the results discussed in the forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements.

        Important factors that may cause actual results to differ materially from forward-looking statements include, but are not limited to, the risks and uncertainties set forth in this report in "Business", "Risk Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations".

        Any forward-looking statements that we make in this annual report speak only as of the dates of such statements. We assume no obligation to update or supplement any forward-looking statements that may become untrue because of subsequent events, whether because of new information, future events or otherwise. Comparisons of results for current and any prior periods are not intended to express any future trends or indications of future performance, unless expressed as such, and should only be viewed as historical data.

ITEM 1.    BUSINESS

        All references in this report to "Reader's Digest," "RDA," the "Company," "we," "us" or "our" mean, unless the context indicates otherwise, The Reader's Digest Association, Inc., and its subsidiaries on a consolidated basis. We report on a fiscal year that begins on July 1.

The Acquisition Transaction

        We were acquired on March 2, 2007, by an investor group consisting of entities advised by or affiliated with Ripplewood Holdings LLC ("Ripplewood"), J. Rothschild Group (Guernsey) Ltd., GoldenTree Asset Management, LP, GSO Capital Partners, Merrill Lynch Capital Corp., and Magnetar

Capital (collectively, the "Sponsors"). The acquisition was consummated through a merger of Doctor Acquisition Co. ("Acquisition Sub") with and into The Reader's Digest Association, Inc., with The Reader's Digest Association, Inc. being the surviving corporation in the merger pursuant to a Merger Agreement dated as of November 16, 2006 among The Reader's Digest Association, Inc., RDA Holding Co. (sometimes called "Parent") and the Acquisition Sub. We refer to the March 2, 2007 merger as the "Acquisition Transaction." Please refer to "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS—Basis of Presentation" and "—Effect of the Acquisition Transaction" for further information.

Our Business

        We are a global multi-brand media and marketing company that educates, entertains and connects audiences around the world. We are dedicated to providing our customers with the inspiration, ideas and tools that simplify and enrich their lives. With offices in 45 countries and serving customers in 79 countries, we market books, magazines, educational products, recorded music collections and home video products to a customer database of more than 130 million names worldwide.

        We believe that our principal products enjoy strong brand awareness. For instance, according to the 2006 Young & Rubicam Brand Asset Valuator study, Reader's Digest is one of the strongest publishing brands in the United States. Reader's Digest also is an iconic brand that is known, trusted and respected worldwide. Reader's Digest magazine remains the largest selling magazine in the world.

        Our company is organized and reports across three primary business segments: Reader's Digest United States (formerly Reader's Digest North America), which includes affinities RD Community, Food & Entertaining, Home & Garden, and Health & Wellness; Reader's Digest International, comprising RD Europe, RD Asia Pacific, and RD Canada & Latin America; and School & Educational Services, all as discussed in more detail below under "Our Business Segments."

        As of June 30, 2008, the end of our fiscal year, we published 92 magazines consisting of 50 distinct editions of our flagship Reader's Digest magazine and 42 other specialty magazines worldwide, including Every Day with Rachael Ray, Taste of Home, The Family Handyman, Birds & Blooms, Our Canada and Weekly Reader. Reader's Digest magazine is sold in approximately 60 countries and published in 21 languages. As of June 30, 2008, total global circulation for our magazines was approximately 39 million with estimated global readership of over 100 million. In addition, our branded websites generate approximately 18 million unique visitors and 250 million page views per month. For example, Allrecipes.com, our food website connecting people through a trusted community for sharing recipes and food experiences, where home cooks from around the world come to share, rate and download recipes and meal ideas, had an average of approximately 11 million unique visitors per month in fiscal 2008.

        Our diverse line of books and home entertainment products, both in the United States and internationally, includes Reader's Digest Select Editions, general books, series books, recorded music collections and series, and home video products. Bestselling non-series books include Taste of Home Cookbook (approximately 811,000 copies sold in fiscal 2008), Extraordinary Uses for Ordinary Things (approximately 557,000 copies sold in fiscal 2008), 1,801 Home Remedies (approximately 506,000 copies sold in fiscal 2008), Atlas of the World (approximately 343,000 copies sold in fiscal 2008), and Discovering the Wonders of the World (approximately 264,000 copies sold in fiscal 2008). Our books and home entertainment products are primarily marketed and sold through direct mail, as well as through the Internet, direct response television ("DRTV"), retail trade publishing, telemarketing, package inserts, freestanding inserts, catalogs and Books Are Fun, Ltd. ("Books Are Fun"), our display marketing business. For the fiscal year ended June 30, 2008, we sold more than 68 million books, music products and video products worldwide. We have a music collection of more than 11,000 original titles that are packaged and sold in 43 countries, and our video products are sold in 34 countries. Our Direct Holdings U.S. Corp. ("Direct Holdings") subsidiary is a direct marketing business that sells recorded music compilations and video products primarily through DRTV under the Time Life brand, which Direct Holdings licenses from Time Warner, Inc.

        In our School & Educational Services segment, we publish education materials for the pre-K through grade 12 market in the United States such as Weekly Reader magazines and CompassLearning's online Odyssey teaching product. We also sell products through Books Are Fun, our display marketing business, and, in fiscal 2008, through QSP, Inc. ("QSP") and Quality Service Programs, Inc., our schools and youth fundraising division. On August 22, 2008, we sold QSP, Quality Service Programs, Inc., and their affiliated subsidiaries in the United States and Canada to subsidiaries of Time Inc.

        We are a Delaware corporation, originally incorporated in New York in 1926, then reincorporated in Delaware in 1951. Our corporate headquarters are located at Reader's Digest Road, Pleasantville, New York 10570, and our telephone number is (914) 238-1000.

Our Strengths

         Leading global brand and unparalleled footprint.    Reader's Digest magazine is the largest paid circulation magazine in the world, with a paid circulation of over 16 million worldwide and approximately 70 million readers. According to the 2006 Young & Rubicam Brand Asset Valuator study, Reader's Digest is one of the strongest publishing brands in the United States. Reader's Digest magazine is published in 50 editions and in 21 languages. We have developed a diversified product portfolio that includes 92 magazines, series and single-sales books, and a music collection with more than 11,000 titles. We sell products in 79 countries around the world and have a global database of more than 130 million households. We sell music products in 43 countries and video products in 34 countries.

         Extensive channels of distribution and diversified customer base.    We have multiple channels of distribution through which we serve our highly diversified customer base. We market and sell our products through direct mail (including catalogs), the Internet, DRTV, telemarketing, package inserts, freestanding inserts, retail, and display marketing. Our Books Are Fun division is one of the largest display marketers in the United States. Our extensive customer database provides us with the ability to cross-sell by marketing our full portfolio of products to existing customers. We believe that our diversified revenue streams reduce the risk of product, marketing channel, customer and geographic revenue concentration.

         Global producer of content.    We are a leading global producer of content in popular categories like food and cooking, home and gardening, health and wellness, computers, personal inspiration, travel, and more. Our content is developed for print, music collections, video and DVD, and the Web. We distribute and sell content in more than 70 countries, often repackaging and presenting the same content to reach multiple audiences within locations and leveraging it internationally to serve increasingly diverse geographies. In fiscal 2008, we began developing a global digital repository of all content, which will facilitate and expedite access to our content and permit use of it across multiple platforms and channels.

         Well-developed product portfolio targeting high-interest consumer and advertising affinities.    We are creating multi-platform communities based on branded content. Our U.S. business targets four high-interest consumer and advertising affinities: RD Community, Food & Entertaining, Home & Garden, and Health & Wellness. We believe these affinities have high consumer engagement and are, therefore, attractive to advertisers. We have the leading market share in the popular food magazine publishing market through our popular, large-circulation Taste of Home and Every Day with Rachael Ray titles. Our Internet food site Allrecipes.com is the second-largest food website and the leading social networking food site in the United States.

         Experienced and committed leadership team.    Our current senior management team provides us with a combination of both deep-rooted and recent experience at our company, and averages over 20 years of experience in the publishing industry. Our leadership team is led by Harvey Golub, the Chairman of our Board of Directors, and Mary Berner, our President and Chief Executive Officer. Mr. Golub and Ms. Berner are among the most accomplished executives in their respective industries.

Our Business Strategy

        We are focused on expanding our position as a global multi-brand media and marketing company that educates, entertains and connects audiences around the world. We are dedicated to providing our customers with the inspiration, ideas and tools that simplify and enrich their lives through our magazines, books, recorded music collections, home video products, educational materials and digital products and channels.

        Our business strategy concentrates on three key areas:

    1)
    Financial flexibility;

    2)
    Growth engines and value creation; and

    3)
    People and culture.

  Financial Flexibility

        We are engaged in a company-wide effort to deliver cost savings. We believe that this initiative is critical to both our short- and long-term health, as it will drive improved margins, reduce costs to strengthen our financial health, and create financial flexibility by saving funds that can be directed into other corporate strategies. The goals of our expense reduction are:

  •
  To improve the way we do business;

  •
  To reduce the costs of purchased products and services;

  •
  To produce funds that can be redirected to growth investments; and

  •
  To thereby improve our return on capital.

        We currently have a high standalone cost structure. Our selling, general and administrative expense (defined as promotion, marketing and administrative expense) was approximately 54% of sales in fiscal 2008. We have benefited from annual cost savings by, among other things, implementing headcount reductions and reducing certain other expenses. We also believe there are significant cost and revenue synergies among our product affinities, including infrastructure and distribution channel synergies. Additionally, we have been working with a leading supply chain consulting firm to analyze our company-wide infrastructure in order to identify additional cost reduction opportunities within our supply chain and maintenance, repair and operations functions. On October 17, 2007, we entered into a seven-year contract with Williams Lea, a global corporate information solutions provider, that is expected to reduce our print procurement cash expenditures by an aggregate of approximately $130 million over the first three years. "Item 1. BUSINESS—Production and Fulfillment" for more information.

  Growth Engines and Value Creation

        We aim to increase our value by organizing our Company to leverage our leading businesses and brands into opportunities for growth by organizing around our product affinities in the United States, continuing to expand internationally, and developing our channels and digital products. We anticipate that these efforts will strengthen our portfolio of companies and improve our business performance.

        We operate with an affinity-based focus in the United States, which allows us to market our portfolio of content assets around business divisions based on consumer affinity interests. By organizing around our four affinities, RD Community, Food & Entertaining, Home & Garden, and Health &

Wellness, we believe that we will be able to more effectively leverage our platform to both customers and advertisers in the United States.

        We believe that our focus on consumer interest affinities within the United States allows our customers to more effectively engage with our content and products, enabling us to offer cross-platform content and advertising packages across multiple channels to both consumers and advertisers, to promote advertising growth across our flagship Reader's Digest magazine and special interest titles including Every Day with Rachael Ray and Taste of Home, and to build and grow our digital assets. While we believe many publishers generate more than 50% of magazine revenue from advertising, advertising represented a significantly smaller percentage of our total magazine revenue in fiscal 2008. Please see "Item 1. BUSINESS—Circulation and Advertising" for more information.

        Since our launch of Every Day with Rachael Ray magazine in October 2005, Every Day with Rachael Ray was named Advertising Age's 2006 "Launch of the Year" and, as of June 30, 2008, has a rate base of 1.7 million. Our Allrecipes.com site currently has approximately 2.2 million registered members who post recipes and reviews and has an average of approximately 11 million monthly unique visitors. Allrecipes.com generates revenue from advertising sponsorship, sales of online advertisements, and business-to-business software licensing.

        We will seek to thoughtfully and rigorously nurture our brands to create stronger and more sustainable revenues and profits for our company, and we aim to expand our products and channels as appropriate for each brand, thereby leveraging our core competencies. We expect to develop communities of interest around our major brands to serve consumers who increasingly seek information and entertainment through interaction with our editors and others with similar interests around the world. We anticipate that providing forums for this not only will leverage our heritage, but also can generate new levels of involvement, energy and growth in all of our brands.

        We anticipate investing in global expansion within our International segment by entering new countries, launching new editions of Reader's Digest magazine, and rolling out new products. After launching businesses in ten new markets from fiscal 2004 to fiscal 2007, we expanded into Turkey and The People's Republic of China in fiscal 2008. We expect to continue expanding into additional markets and launching new products in fiscal 2009. We believe there is a significant opportunity to expand further globally, and we have a rigorous set of criteria to identify potential new markets, including a high literacy rate, a reliable postal system, a favorable regulatory environment and strong market test results.

        We expect to expand our marketing channels worldwide, particularly expanding our digital efforts. Our digital strategy is to build online brands to amass large audiences, to leverage our brand equity and content to profitably sell advertising and magazine subscriptions, and to aggressively acquire and retain customers online along all points of contact to sell more products, and to do so more cost-effectively. We also will strive to digitize our content and build a storage repository to enable us to publish content digitally.

        In fiscal 2008, we made significant progress towards the goal of building value and growth via the digital medium, experiencing double-digit growth in digital revenue driven by advertising and consumer transactions. In fiscal 2008, we invested in our core magazine brands (Reader's Digest, Taste of Home and Everyday with Rachael Ray) where we either redesigned or relaunched to ensure that the websites are interactive extensions of their related print products. In order to maximize the value of our content, one of our most important assets, we launched a project to build a digital asset and content management system. This comprehensive project will be a global solution to store, access, manage rights and allow publishing on many different platforms. We are in the process of digitizing targeted categories of content to drive brand development, website growth and revenue generation. We invested in the digital infrastructure by developing reporting tools and upgrading community features in order to enable and enhance online interaction. Building web traffic also was a significant focus in fiscal 2008.

        We also expect to leverage other non-direct mail channels such as retail, display marketing and DRTV.

  People and Culture

        We seek to transform our company to create more consistent and sustainable performance that will enhance profitability and cash flow while positioning us for sustained long-term growth. We are committed to fostering a rapid and innovative environment and evolving our corporate culture into a high-performance organization. To this end, we have launched a globally consistent platform to drive accountability and to enhance our performance-based culture. This platform was designed with the following objectives in mind:

  •
  Drive accountability for all employees;

  •
  Raise the bar on performance;

  •
  Ensure expectations are communicated; and

  •
  Increase the probability of our success.

Our Business Segments

        Our business currently is organized and reports across three business segments:

    1.
    Reader's Digest United States (formerly Reader's Digest North America);

    2.
    Reader's Digest International; and

    3.
    School & Educational Services.

        During the second quarter of fiscal 2008, we integrated WRC Media, Inc. ("WRC Media") into our School & Educational Services business segment, and Direct Holdings into our Reader's Digest International business segment. In addition, commencing with the second quarter of fiscal 2008, we included our Canadian operating results within our International segment, which were previously included in our Reader's Digest United States (formerly North America) segment.

        We have recast our reporting segment results of operations and related disclosure for previous periods to conform to the above-stated changes to our new reporting segments. Information regarding each segment's revenue, income or loss before taxes for each of the last three fiscal years and total assets as of the end of each of the last two fiscal years is included in Note 15—Segments in our consolidated, combined consolidated and combined financial statements included in this Annual Report, which is incorporated by reference herein.

  Reader's Digest United States (formerly Reader's Digest North America)

        During fiscal 2008, our United States (formerly North America) segment comprised our businesses in the United States that primarily publish and market magazines, books and home entertainment products and operate websites, including:

  •
  RD Community—Reader's Digest magazine, Reader's Digest Large Print, and U.S. Selecciones, the Spanish-language edition of Reader's Digest, adult and children's trade book publishing, reading series (including Select Editions), RD Music, and the flagship website readersdigest.com.

  •
  Food & Entertaining—Food magazines such as Taste of Home and related titles and Every Day with Rachael Ray, Allrecipes.com, cookbooks, and cooking schools.

  •
  Home & Garden—Magazines and bookazines including The Family Handyman, Birds & Blooms, Reminisce, and Country; home books such as Extraordinary Uses for Ordinary Things and 1,519 All-Natural, All-Amazing Gardening Secrets; catalog merchandise and travel tours.

  •
  Health & Wellness—Health books sold directly to consumers, including Food Cures, 1,801 Home Remedies, 30 Minutes a Day to a Healthy Heart, and Stealth Health.

        The performance of Reader's Digest magazine and special interest magazines is driven primarily by circulation revenue and advertising sales. Reader's Digest United States uses various direct marketing techniques to acquire new customers in a cost-efficient manner. Many of our publications possess an innovative editorial model that makes extensive use of reader-generated content. Historically, these reader-generated magazines have not included significant advertising, and, accordingly, circulation has been the principal driver of performance in this business. However, we expect to promote advertising in these magazines in the future. Our U.S. books and home entertainment products, including reading series books, recorded music collections and series, and adult trade and children's publishing products, are marketed and sold through direct mail and retail and through the Internet, DRTV, telemarketing, package inserts, freestanding inserts and catalogs. Results in these product lines are driven by the size of the active customer base, response rates to promotional mailings, customer payment rates and membership in continuity series businesses. The performance of our Allrecipes.com site is driven by monthly visitors, advertising, and licensing.

        The editorial philosophy for our special interest magazines is focused on building communities of interest around each brand by following several core principles including: (1) concentration on positive aspects of people and their lifestyles, (2) encouragement of reader involvement, (3) maintenance of low editorial costs, and (4) emphasis on product quality. Approximately 85% and 50% of the editorial content of our special interest magazines are contributed by readers in the Food & Entertaining and Home & Garden affinities, respectively.

  RD Community

        Our RD Community division publishes products that inspire by celebrating what is best in our world, our communities and ourselves, including our flagship title, Reader's Digest, and its brand extensions, Selecciones and Reader's Digest Large Print for Easier Reading, plus trade publishing, reading series (including Select Editions) and music. Total U.S. magazine paid circulation in this affinity is approximately 9 million as of June 30, 2008.

         Reader's Digest Magazine.    Reader's Digest is a reader-driven, general interest family magazine with an editorial mission to inform, entertain and inspire. The articles, book excerpts and features included in Reader's Digest cover a broad range of contemporary issues and reflect a focus on the power of individuals to make a difference in their own lives and the lives of others. Commencing with its January 2008 issue, Reader's Digest was redesigned to give it a more contemporary feel and to introduce the magazine's "Life Well Shared" tagline. In addition to original reported articles, the U.S. English-language edition of Reader's Digest also contains reader-generated monthly humor columns, such as "Laugh!" "Life," "@Work" and "Off Base." Other regular features and columns include "The Digest," "Make It Matter," "Heroes," "Outrageous!," "Health News You Can Use," "Quick Study," "4 Ways," "Quotes," "Ask Laskas," and "Word Power."

        Reader's Digest is published in several editions in the United States, including the flagship English-language edition, a Spanish-language edition titled Selecciones, and Reader's Digest Large Print for Easier Reading, as well as Braille and recorded editions.

         readersdigest.com.    The readersdigest.com website extends the experience of reading Reader's Digest through audio, graphic, text and video enhancements, interactive discussions and reader involvement, and additional content relating to Reader's Digest. We also utilize readersdigest.com to market our products through e-mail and the Internet and to communicate with, and to provide service to, our customers online.

         Selecciones.    Selecciones is the Spanish-language edition of Reader's Digest that is published in the United States. It is the world's most popular magazine in a Spanish-language edition, with a U.S. paid circulation of approximately 375,000 as of June 30, 2008. In every issue there is a broad range of topics including useful advice, entertainment, inspiration, ways to cope with stress, the latest medical discoveries, and tips to manage time and investments.

         Reader's Digest Select Editions.    Reader's Digest Select Editions is a continuity series of condensed versions of current popular fiction. A condensed work reduces the length of an existing text while seeking to retain the author's style, integrity and purpose. We first published the Select Editions books in 1950 and currently publish six volumes of Select Editions each year. Each Select Editions volume contains edited and condensed versions of today's bestsellers. Some popular authors who have appeared in recent Select Editions include James Patterson, Mary Higgins Clark, Nicholas Sparks, Michael Connelly and Lee Child.

        Select Editions are marketed primarily through direct mail to our existing customers and also promoted through offerings in Reader's Digest magazine, as well as e-mail and Internet offers.

         Reading Series books.    We market open-ended reading series books. Notable titles include The World's Best Reading and Best Mysteries of All Time.

         Reader's Digest Trade Publishing.    Trade Publishing sells books and products for both children and adults and comprises two divisions: Reader's Digest Children's Publishing and Adult Trade Publishing. Our Trade Publishing products are sold both within the United States and internationally, having been translated into 39 localized editions, and marketed in 42 countries including the United States.

        Reader's Digest Children's Publishing produces books, games and other products for children up to age 12 under the Reader's Digest Children's Publishing imprint. Its products are sold through retail channels as well as through its other businesses (including display marketing and catalogs) and other channels, including the Internet. The products represent such popular brands as Barbie, Disney (classic Disney and Pixar characters), Nickelodeon, Sesame Street, Fisher-Price, Marvel, Hasbro and Little Tikes.

        Reader's Digest Adult Trade Publishing originates books in many illustrated reference categories, including gardening, crafts, travel, do-it-yourself, history and family reference. These books are sold through retail channels, catalogs, book clubs, Books Are Fun, and television. Through the Adult Trade Publishing division, many illustrated reference categories are sold to Reader's Digest International divisions.

         Music.    We release music collections on compact discs and digital downloads throughout the world. These releases span a broad range of musical styles, ranging from classical to pop and from local folk to relaxation music. As of June 30, 2008, we have a music collection of more than 11,000 original titles that are packaged and sold in 43 countries. We license existing recordings from major record companies and sponsor our own recordings with renowned orchestras and international and local artists, while continuing to acquire rights to master recordings. We have digitized a major portion of these selections and now offer an increasing number of tracks through various online providers. We also license our selections to third parties for retail sales or for movie synchronization. We are a member of the Recording Industry Association of America in the United States and have been recognized with 51 gold, platinum and multi-platinum certificates.

  Food & Entertaining

        We are the largest food publisher in the United States, based on magazine paid circulation of approximately 8 million reaching over an estimated 32 million readers as of June 30, 2008, with several popular food magazines, cookbooks, websites and cooking events that engage consumers across a variety of media. Our key products within this affinity include the award-winning magazine Every Day with Rachael Ray; Taste of Home, the largest paid circulation U.S. food magazine; related Taste of Home food magazines, tasteofhome.com, cookbooks and cooking schools, and Allrecipes.com.

         Every Day with Rachael Ray.    Every Day with Rachael Ray is a full-size glossy magazine that features the popular author, TV food personality and talk show host Rachael Ray. The magazine offers smart and easy recipes, as well as practical advice on food destinations and entertaining. Every Day with Rachael Ray has a paid circulation of approximately 1.7 million as of June 30, 2008. The magazine featured ten issues in fiscal 2008 and has a companion website at rachaelraymag.com.

         Taste of Home.    Taste of Home, the largest-selling food and cooking magazine in the United States based upon the most recent Audit Bureau of Circulation statistics, is published six times a year. Taste of Home caters to readers who are looking for simple everyday recipes that can be created without exotic ingredients. The magazine was launched in 1993 and had approximately 3.1 million subscribers as of June 30, 2008. In addition to receiving recipes from its readers, Taste of Home also has approximately 750 field editors across the United States and Canada who regularly collect and send recipes to the magazine. The interactive aspect of the business model allows Taste of Home to cater to the needs of its loyal reader base and allows for a strong web presence at tasteofhome.com. In an effort to streamline our customer offerings in this affinity, on July 25, 2008, we sold Taste of Home Entertaining, Inc., our home party planning business, to a group of private investors led by Eric W. Schrier, a current member of our Board of Directors and our former President and chief executive officer.

        Our strategy in this division has included launching a number of related new book annuals and magazines, as well as repurposing content for retail and trade sales through Books Are Fun, magazines and newsstand sales. We have also focused on initiatives such as the re-launch of Light & Tasty as Taste of Home Healthy Cooking in order to appeal to a younger demographic and to attract new health-related advertisers. Two other Taste of Home brand extension food magazines are Simple & Delicious and Cooking for 2.

        The Taste of Home-branded magazines that we publish make extensive use of reader-generated content, in concert with our editorial philosophy of building communities of interest around each brand by focusing on the positive aspects of people and their lifestyles and encouraging reader involvement. Historically, these magazines did not accept on-page advertising, making circulation the principal driver of performance. Beginning in fiscal 2008, we began to promote and accept advertising in these magazines.

         Books.    We also publish books based on editorial content derived from material contributed to our magazines by our readers. Our books are created to complement our magazines and to leverage the magazines' brand equity, reader loyalty and editorial capability. We principally market annual editions of books that are mostly created from prior-year magazine content and market single-sales products. We have 13 annual book programs that are marketed on an advanced consent basis, with customers agreeing to receive future editions of the books unless they respond to an annual prepublication notice. We also publish several popular cookbooks under the Taste of Home franchise. Our Taste of Home Cookbook sold approximately 811,000 copies in 2008.

         Allrecipes.com.    Allrecipes.com is the second-largest food website and the leading social networking food website in the United States, with approximately 40,000 recipes that are created, reviewed and rated by participating home cooks. In 2008, recipes on the website were viewed approximately 760 million times, with an average of approximately 11 million unique monthly visitors who have collectively viewed an average of 155 million pages per month. Females represent approximately 78% of the people who visit the website, with 65% of this group between the ages of 25 and 54. Allrecipes.com has strong relationships with retailers and packaged goods advertisers and generates revenue from advertising sponsorships and business-to-business software licensing.

        We believe Allrecipes.com has the potential domestically and internationally to become a significant aggregator of online food content. This growth would provide us with a larger audience for our cooking-related products without increasing direct mail promotion, and we believe would provide a springboard for replicating this online model in our other affinities. To capitalize on this opportunity, Allrecipes.com is launching localized versions for international audiences. Recognizing the universal appeal of food and the rapid world-wide growth of social networking, Allrecipes.com's new international versions build on its highly successful platform while leveraging our marketing muscle and global presence. We anticipate launching localized versions of Allrecipes.com in six additional countries during fiscal 2009. The international versions are translated into local languages, ingredients and measures, and feature content (recipes, ratings and reviews, photos and profiles) created by local member audiences.

  Home & Garden

        Our Home & Garden division publishes several leading magazine brands in the home and garden space with total paid circulation of approximately 7 million as of June 30, 2008. Our key brands in this affinity include The Family Handyman, Birds & Blooms, Reminisce and Country. The Home & Garden affinity reaches over an estimated 20 million magazine readers. Historically, some of the magazines in this division did not accept on-page advertising, making circulation for these magazines the principal driver of performance. Beginning in fiscal 2008, we began to promote and accept advertising in the magazines that had not previously accepted advertising. This affinity also sells bookazines, home and garden-related books, catalog merchandise and travel tours.

         The Family Handyman.    We publish The Family Handyman, which provides inspiration, instructions and guidance for do-it-yourself home improvement projects. The Family Handyman is the largest U.S do-it-yourself magazine, with a paid circulation of approximately 1.1 million as of June 30, 2008. The Family Handyman also publishes a line of special-interest premium magazines for newsstands, and books sold through retail and direct-mail. Its website is a popular destination for people seeking guidance on home improvements and repairs. Under The Family Handyman brand, we also publish special homeowner custom publications that are used by real estate brokers, and digest-sized exclusives for Lowes, one of America's biggest home-improvement retailers.

         Birds & Blooms.    This brand brings together a dedicated community of people who share an interest in the popular American pastimes gardening and birding. Birds & Blooms is the largest magazine for bird lovers in the United States, with a paid circulation of approximately 1.3 million as of June 30, 2008.

         Reminisce.    We publish Reminisce magazine, which brings back the good times by entertaining, uplifting and connecting the lives of millions of people by bringing back memories too good to forget. Reminisce is the largest U.S. nostalgia magazine, with a paid circulation of approximately 1.0 million as of June 30, 2008.

         Country.    The magazine for people who live in, or long for, the country contains a unique blend of professional scenic photography and reader-written stories. Country has a paid circulation of approximately 1.0 million as of June 30, 2008.

         Books.    We also publish books that strive to enrich the lives of Americans by providing them with clever advice and uplifting entertainment. Our books are sold primarily through direct-to-consumer marketing campaigns. Bestsellers in 2008 included Forbidden Advice, Save $20,000 With A Nail, Strange Stories and Amazing Facts of America's Past.

  Health & Wellness

        Our Health & Wellness division publishes books and magazines on heath and wellness topics. Popular titles in fiscal 2008 included Food Cures, Magic Foods for Better Blood Sugar, 759 Secrets for Beating Diabetes, and Mind Stretchers. Products originated in this division continue to sell strongly for our book businesses around the world, both in direct mail and in retail, fueling growth for other divisions. In addition to direct-response bookselling, we have an extensive ailment database to which we periodically promote products and services.

  Reader's Digest International

        Our International segment is organized across three primary regions: Europe, Canada & Latin America and Asia Pacific. Commencing with the second quarter of 2008, we included our Canadian operating results and the operations of Direct Holdings within our International segment. We have recast the results of operations and related disclosure in this segment for prior periods to reflect these changes. As recast, in fiscal 2008, our International segment comprised our operations that publish and market magazines, books and entertainment products in 79 countries outside of the United States, including:

  •
  International Magazines;

  •
  International Books and Home Entertainment; and

  •
  Direct Holdings.

  International Magazines

        We publish 62 magazines in our International segment, including 48 international editions of Reader's Digest. Our International magazines are marketed primarily through direct mail just as they are in Reader's Digest United States. Each international edition has a local editorial staff responsible for the editorial content of the edition. To varying degrees, editorial content is created in local markets and housed in a central repository, enabling smaller markets to use the content developed in other markets around the world. The mix of locally generated editorial material, material taken from U.S. editions and material taken from other international editions varies greatly among editions. In general, our larger international editions, such as those in Canada, France, Germany, Australia and the United Kingdom, carry more original or locally adapted material than the smaller editions.

        Globally, Reader's Digest is published in 21 languages and 50 editions, including editions published by third parties under licenses in eight countries. Reader's Digest International licenses the right to publish Reader's Digest to licensees in India, Serbia, South Korea, Norway, South Africa, Slovenia, Croatia and Indonesia. Commencing in fiscal 2008, we began to publish Puzhi / Reader's Digest in The People's Republic of China and Reader's Digest in Serbia. In fiscal 2008, Reader's Digest International also published two other new magazines: Best Health in Canada and Discovery Channel Magazine in several Asian markets, Australia and New Zealand. For most international editions of Reader's Digest, subscriptions comprise more than 90% of circulation. The balance is attributable to newsstand and other retail sales. Our international magazines are sold primarily through direct marketing.

        Some of Reader's Digest International's special interest magazines include Receptar, a leading Czech do-it-yourself and gardening monthly magazine, Our Canada in Canada, Handyman in Australia, Joy in Mexico, as well as general interest titles like Nasza Piekna Polska in Poland, Daheim in Deutschland in Germany and Meidän Suomi in Finland.

        Reader's Digest International intends to launch new magazines in the future, including additional editions of Reader's Digest magazine, special interest magazines and other initiatives through a globally coordinated development process that is already in place.

  International Books and Home Entertainment

        We group as books and home entertainment products in our International segment ("IBHE") Reader's Digest Select Editions, reading series books, general books, recorded music collections and series, including our global Direct Holdings products, video, and adult trade and children's publishing products. These products are marketed and sold through direct mail and retail and through the Internet, DRTV, telemarketing, package inserts, freestanding inserts and catalogs. Many of our books and home entertainment products sold in the United States also are marketed internationally. Outside of the United States, we sell books in 45 countries, music products in 42 countries and video products in 33 countries. Most products and promotions are developed in the United Kingdom, France, Germany, Canada, Australia and the United States and are then adapted to other markets.

        Books are published under a carefully orchestrated global publishing program. Product concepts are tested in a number of markets online and then via direct mail, which leads to a publishing decision. Most titles are created in the United Kingdom, France, Germany, Australia and the United States and then adapted locally in other markets.

        We market two types of series books internationally—reading series and illustrated series. These book series may be either open-ended and continuing or closed-ended, consisting of a limited number of volumes. We publish reading series books in five languages and sell them in 14 countries outside of the United States. Illustrated series, which are generally closed-ended, are published in five languages and sold in 12 countries outside of the United States. General books are published in 25 languages and sold in 45 countries outside the United States.

        We publish Select Editions, our largest open-ended reading series, in 15 languages and sell them in 31 countries outside of the United States. Our International segment publishes between four and six Select Editions volumes per year depending on the market. Our international editions of Select Editions generally include some material from the United States edition or from some of our other international publications, translated and edited as appropriate. Our international editions also may include condensed versions of locally published works with each local editorial staff determining the appropriateness of existing Select Editions works for its own local market.

        Our home video products reflect the interests of our customers—travel, history, natural history and children's animated programs. Our high editorial and production standards differentiate our programs in a competitive marketplace. Our original special interest documentaries are produced with award-winning production companies in Europe, North America and Australia. We sell our video products in 34 countries. To create programs cost-effectively, we are developing partnerships with international broadcasters and prestigious moving-image archives. When original programs are filmed, the footage is archived for potential use in future productions. Additionally, we are responding to technological innovation by filming in high definition and by offering video products in multiple formats, including DVD. We also promote music collections in 42 countries outside of the United States.

  Direct Holdings

        Our Direct Holdings unit markets and retails music, video and book products under the Time Life trademark and tradename pursuant to a license agreement with Time Warner Inc. and Time Inc. Our ten year licensing agreement with Time Warner Inc. and Time Inc. expires in 2013 with a provision for a further ten-year renewal term expiring in 2023. The license agreement is applicable to books, prerecorded music, video and audio products, educational and entertainment software, and certain related products. Time Life brand music product primarily consists of content licensed through major record companies. Licenses are typically for a multi-year term and often require production volume guarantees. The Time Life brand has a global footprint throughout Europe and the South Pacific, and is recognized around the world as a trusted source of high-quality music, video and book content. We use the Time Life brand as a key selling point in direct response, retail and direct market channels. Music products are sold through all distribution channels in which we operate. Direct Holdings' video products also are sold through all distribution channels, and Direct Holdings licenses its video product from various licensors.

        Direct Holdings' product fulfillment is outsourced both domestically and internationally. Direct Holdings utilizes multiple channels to market its music, video and book products, including long-form (typically 30 minute "infomercials") and short-form (two minutes or less) television advertising, outbound telemarketing, direct mail, the Internet and direct sales. DRTV and retail sales are the engines driving Direct Holdings' business in the U.S. market.

        By leveraging content across multiple distribution channels and across multiple geographic markets, Direct Holdings believes it is able to efficiently generate multiple revenue streams from a single product. In addition, once a new customer is acquired, the full breadth of product offerings is available for additional sales through a targeted contact strategy intended to extract maximum value from each customer on file. Direct Holdings has expanded the sources of customer acquisition beyond television advertising to include general Internet advertising. The new sources of customers include search engine marketing, affiliate relationships and traditional advertising. Additionally, Direct Holdings is redesigning many of the promotional pages on its website to increase their selling effectiveness and is actively building a database of email addresses for prospective and existing customers.

  New country expansion

        In the past five years, we have launched businesses in 12 new countries, and we expect to continue to expand into new countries in fiscal 2009 and beyond. In the past three years, we launched new businesses in Turkey, Bulgaria, Kazakhstan, Bosnia and Lithuania, while launching new editions of Reader's Digest in China, Romania, Serbia, Slovenia and Croatia. New country selection criteria include literacy rates, reliability of the postal system, level of interest in Western culture, customer acquisition costs and the regulatory framework. Once a country is selected, we typically offer books and promotion packages that have achieved the most success in other markets around the world as the introductory products.

        We have utilized two distinct entry strategies in our international expansion: licensing arrangements with local partners and a "go alone" strategy where we form our own subsidiary. Markets with greater scale where we have access to customer lists are better suited for a "go alone" entry strategy. Once a market test returns the desired level of attractiveness, we invest in a small local editorial and operating staff and establish limited local infrastructure. In markets with more moderate scale, we have negotiated licensing agreements with local partners who run the business while we provide products, promotion packages, best practices and other support. These arrangements are established with limited upfront investment and are structured with revenue and profit sharing agreements. Under both strategies, significant management support is given from "hub" markets and global and regional departments.

  School & Educational Services

        Our School & Educational Services segment comprises operations that have unique relationships with schools, teachers and students, and provide educational resources to a variety of audiences. Commencing with the second quarter of 2008, we included the operations of WRC Media within our School & Educational Services segment. We have recast the results of operations and related disclosure in this segment for prior periods to reflect these changes. This segment primarily publishes and/or markets magazines, books, educational products and home entertainment products, as of June 30, 2008, through the following business units:

  •
  QSP, Inc, and Quality Service Programs, Inc. (QSP);

  •
  Books Are Fun, Ltd. (Books Are Fun);

  •
  Weekly Reader Publishing Group (Weekly Reader); and

  •
  CompassLearning, Inc. (CompassLearning)

        Over the past several years, our School & Educational Services segment experienced declining revenue and operating profits because of sharply lower results at Books Are Fun and QSP. These results were associated with the competitive pressures and costs associated with recruiting and retaining sales force members, as well as the general economic climate. We are working to reverse adverse business trends in this segment by improving individual unit performance, leveraging synergies to improve overall performance, and/or considering other strategic alternatives. During fiscal 2008, we restructured these operations, installed new senior management, and integrated our new businesses Weekly Reader and CompassLearning into the segment. On August 22, 2008, we sold QSP, Quality Service Programs, Inc., and their affiliated subsidiaries in the United States and Canada, to subsidiaries of Time Inc. for a purchase price of $110 million, subject to certain closing balance sheet adjustments.

  QSP

        QSP operates in the United States and is one of the largest participants in youth fundraising support, helping schools and other youth groups launch, promote and organize fundraising campaigns. As part of these activities, in fiscal 2008, QSP marketed and sold subscriptions to Reader's Digest magazine, our other magazines, and other publishers' magazines, as well as food, gift, music and book products. QSP works directly with schools and youth groups on fundraising campaigns in which participants sell those products and the schools and youth fundraising organizations retain a significant amount of the proceeds. QSP derives its revenue through services rendered in connection with fundraising events. A substantial majority of QSP's sales occur during the first half of its fiscal year, coinciding with the fall school semester. As of June 30, 2008, QSP employed approximately 400 sales representatives who work directly with schools and youth groups on fundraising campaigns. Our Canadian subsidiary, Quality Service Programs, Inc., conducts operations in Canada substantially similar to those conducted by QSP in the United States.

        Several hundred other publishers make magazine subscriptions available to QSP at competitive discounted prices, while QSP obtains music products from a large music publisher. QSP engages independent contractors to process and fulfill gift, food, magazine, music and book orders. Many of QSP's chocolate food products are obtained from World's Finest Chocolate, Inc., a leading manufacturer of chocolate products for fundraising. In May 2007, we restructured our agreement with World's Finest Chocolate to, among other things, reduce the term of the agreement from December 31, 2020 to December 31, 2009, reduce our annual minimum tonnage purchase requirements for the remaining term of the agreement, phase out the fundraising exclusivity rights previously granted to QSP (effective January 1, 2008), and eliminate certain employment restrictions. In connection with our August 22, 2008 sale of QSP, we retained certain liabilities related to QSP's business, including remaining responsible for certain payments under the World's Finest Chocolate agreement, which include a $3 million contractual payment to be paid to World's Finest Chocolate in February 2009, as well as certain contractual minimum tonnage shortfall penalty payments due to World's Finest Chocolate for calendar years 2008 and 2009, a substantial portion of which we have reserved for, and which are reflected, in our financial statements relating to our 2008 fiscal year. Please see "Note 14, Commitments and Contingencies—World's Finest Chocolate, Inc." in our Notes to the Consolidated, Combined Consolidated and Combined Financial Statements for additional information.

  Books Are Fun

        Our Books Are Fun division operates in the United States and Canada and uses independent sales representatives who sell books and gift items, including our books and home entertainment products, at discount prices by display marketing at schools, businesses, corporations and hospitals through book fairs and other displays. Book categories sold by Books Are Fun include bestselling novels, cookbooks, children's books and education, sports, hobby, nature, travel and self-help titles. Non-book categories include gift items, music, videos and bath and beauty products. Books Are Fun's products are sold by approximately 700 independent sales representatives, who service schools, large corporations and institutions, daycare centers and small businesses. Since many individuals purchase these products for gift giving, Books Are Fun's sales cycle is largely seasonal and typically experiences substantial volume in the second quarter of our fiscal year.

        Books Are Fun sells our products and purchases book titles, gifts and other products from approximately 400 publishers and vendors worldwide. Books Are Fun uses an extensive network of independent public warehousing facilities and carriers to store and transport products.

        Success at Books Are Fun ultimately depends on the following: (1) quality of the product line-up, (2) the number and quality of the sales representatives, (3) the number of events held, and (4) average sales per event. Consumer acceptance of Books Are Fun's product line-up is essential and a key factor in average sales per event. Therefore, Books Are Fun focuses on the product selection and development process and inventory management to maintain a fresh product offering.

  Weekly Reader Publishing Group

        Our Weekly Reader Publishing Group division's revenue consists primarily of subscription revenue from periodicals and revenue from sales of books including workbooks, teacher resource materials and non-fiction reference books. Weekly Reader Publishing Group's customers are primarily within the United States.

        Weekly Reader's product portfolio includes a broad array of print and electronic/Internet supplemental instructional and educational materials. Weekly Reader operates in six areas: periodicals, curriculum publishing, library publishing (Gareth Stevens), library wholesaling (World Almanac Education Library Services, or WAELS), licensing and custom publishing. Weekly Reader's periodicals division targets separate age groups with two segments, elementary magazines (Weekly Reader's pre-K to grade six editions with an optional science supplement Science Spin) and secondary magazines (grades six to ten), offering Current Events, READ, Current Science, Current Health 1, Current Health 2 and Career World. The curriculum publishing division publishes grade-specific workbooks, teacher reproducibles and curriculum kits. Workbooks are sold mostly through direct response channels, including catalogs and sample mailings, while teacher reproducibles are sold mostly through teacher dealers such as educational cataloguers and retail teacher stores, and curriculum kits are sold through independent sales representatives.

        Gareth Stevens' library books are sold to wholesalers and to school and public libraries through independent sales representatives, and WAELS' products are sold to libraries through direct mail, telesales and the Internet.

        The Licensing division pursues branding opportunities by licensing content to textbook publishers, database providers and other publishers, and through distribution partnerships, such as the Weekly Reader Editor's Choice featured on QVC. The Custom Publishing division publishes instructional materials paid for by corporate sponsors and not-for-profits, which are distributed to K through grade 12 students free of cost.

  CompassLearning

        CompassLearning, a research-based, technology learning solutions company, publishes digital supplemental education materials, and produces comprehensive digital educational assessment, curriculum, reporting and management tools for pre-K through grade 12 students, all of which are aligned to local, state and national standards. Through CompassLearning Odyssey, CompassLearning offers over 6,500 hours of standards-based instruction in reading, writing, language arts, mathematics, science, social studies and project-based learning. Some of CompassLearning's products and services include online/offline formative assessment products, interactive state and national standards-based electronic curriculum, a management and reporting system for teachers, administrators and parents, professional services for teachers (integrating technology in the classroom), and technical support of CompassLearning product offerings.

        The interactive, standards-based managed assessment and curriculum help educators individualize learning on a per-student basis. Since 1990, over 13,000 schools in nearly 3,000 school districts in the United States have purchased products from CompassLearning. In addition, CompassLearning provides onsite and group seminar consulting/teacher training services to educators to facilitate curriculum development and technology integration in the classrooms using CompassLearning Odyssey products.

        CompassLearning's revenue consists primarily of license revenues from software sales and consulting/teacher training services to educators on curriculum development and technology integration in the classroom, utilizing CompassLearning's software products. CompassLearning's customers are primarily within the United States.

Our Circulation and Advertising

        The following table shows June 30, 2008 approximate circulation and net paid advertising information for our portfolio of magazines:

Magazines	Circulation	Net Paid Advertising Pages for the Twelve Months Ended June 30, 2008
Reader's Digest magazine(1)	16,500,000	9,459
Other U.S. magazines(2)	15,000,000	1,398
Other International magazines	1,060,000	1,462

    (1)
    In international markets, Reader's Digest magazine is published in multiple editions and languages, such as Selecciones.

    (2)
    Some of our U.S. magazines do not have a guaranteed circulation rate base and, in fiscal year 2008, were not audited by the Audit Bureau of Circulations, a not-for-profit organization that audits circulation in the United States and Canada. The amount indicated in the table above includes the average circulation for the year for all of these unaudited magazines.

        We currently publish eight magazines in the United States that have circulation of more than one million. Circulation generated 76% of total United States fiscal 2008 revenue for Reader's Digest and other U.S. magazines, and advertising generated 24% of such revenue. Many of our U.S. magazines had not historically accepted on-page advertising and relied on subscriptions for a significant portion of their revenue, with newsstand sales supplying the balance. We began promoting and accepting advertising in these magazines in fiscal 2008.

        According to the June 2008 Audit Bureau of Circulations FAS-FAX, a report of top-line circulation data for all publications filing publisher's statements, the U.S. edition of Reader's Digest has the largest paid circulation of any U.S. magazine, other than those automatically distributed to all members of the American Association of Retired Persons. Subscriptions account for approximately 96% of the U.S. paid circulation of Reader's Digest, while single-copy sales—via newsstands, supermarkets and similar retail establishments—account for the remainder. We also sell our special interest magazines by subscription and at newsstands.

        We maintain the circulation rate base for Reader's Digest through annual subscription renewals and new subscriptions. Subscriptions are sold through a variety of direct response marketing techniques. The majority of subscriptions are typically sold between July and December of each fiscal year. Subscribers to Reader's Digest may cancel their subscriptions at any time and may request a refund for any unused balance of the subscription price. Effective January 1, 2008, we reduced our Reader's Digest rate base in the United States from 10 million to 8 million.

        We believe that many international editions of Reader's Digest have among the largest paid circulation for monthly magazines both in the individual countries and in the regions in which they are published. For most international editions of Reader's Digest, subscriptions comprise more than 90% of circulation. The balance is attributable to newsstand and other retail sales. Approximately 83% of total international fiscal 2008 revenue for Reader's Digest was generated by circulation revenue and 17% by advertising revenue.

        The U.S. editions and the larger international editions of Reader's Digest offer advertisers different regional editions, major market editions and demographic editions. These editions, which usually contain the same editorial material, permit advertisers to concentrate their advertising in specific markets or to target specific audiences. We sell advertising in multiple Reader's Digest editions worldwide principally through an internal advertising sales force and offer discounts for placing advertisements in more than one edition.

Production and Fulfillment

  Magazines

        We utilize independent contractors and vendors to print all editions of Reader's Digest and our special interest magazines. We have an exclusive contract with a U.S. printer to print the U.S. editions of Reader's Digest that is scheduled to continue for at least three years. Two printers print certain of our specialty magazines under a contract expiring in June 2012 and a pending renewal.

        Lightweight coated and uncoated papers are the principal raw materials used in the production of our magazines. In fiscal 2008, we began to print many of our magazines on 85% recycled paper. We believe that market purchases will continue to provide an adequate supply of paper for future needs and that, in any event, alternative sources are available at competitive prices. A variety of factors affect paper prices, including demand, capacity, pulp supply and general economic conditions.

        We have agreements with a single independent contractor to handle order and payment processing for Reader's Digest and our U.S. magazines. These agreements expire in December 2012.

        Subscription copies of the U.S. edition of Reader's Digest and our other magazines are delivered through the United States Postal Service as "periodicals" class mail. Subscription copies of international editions of Reader's Digest are delivered through the postal service in each country of publication.

        In the United States, a distribution network handles newsstand and other retail distribution. We also have contracted in each country with a newsstand magazine distributor for the distribution of our international magazines.

        In Europe, we have several multi-country agreements with independent contractors as well as in-country independent contractors to handle fulfillment, warehousing, customer service and payment and order processing, while two primary printing companies assist with the printing of Reader's Digest magazine.

        We believe that, generally, there is an adequate supply of alternative production and fulfillment services available at competitive prices should the need arise. We have contingency plans to minimize recovery time should our current contractors be unable to meet our production and fulfillment requirements. Nevertheless, significant short-term disruption could occur.

  Promotion Materials

        On October 17, 2007, we entered into a seven-year contract with Williams Lea, a global corporate information solutions provider. Under the contract, Williams Lea delivers outsourced print procurement and marketing solutions to our operations in 29 countries across the United States and Canada, Europe, Middle East, Asia Pacific and Latin America. Williams Lea has assumed the promotional printing operations of our direct mail business, providing us with increased leverage and purchasing power by virtue of Williams Lea's expertise and global scale. The contract with Williams Lea is expected to reduce our print procurement cash expenditures by an aggregate of approximately $130 million over the first three years.

  Book and home entertainment products

        We utilize independent contractors and vendors to print and bind the various editions of Select Editions and have a contract in place through June 2012 with a printing company to print the English-language Select Editions distributed in the United States and Canada. All other direct mail books in North America are printed through an agreement with one printing company that expires in February 2009. We have a U.S.-based pricing agreement for entertainment products pending the completion of negotiations regarding a global contract for this business. The European operations use several manufacturing companies for the production of books. The majority of home entertainment products are produced throughout Europe by three major manufacturers. On a global basis, we are operating under contracts that expired in April 2008 with three printers for conventional books printed in China. These contracts are currently being renegotiated.

        Paper is the principal raw material necessary for production of our books. We have a non-exclusive annual purchasing agreement with one of the major paper companies to provide paper for all editions of Select Editions. We purchase paper for series books and general books for each printing, and we believe that our existing contractual arrangements and other available sources of paper provide an adequate supply of paper at competitive prices. Independent contractors are used to acquire some of the necessary raw materials to manufacture music and video products.

        Independent contractors are hired to handle our fulfillment, warehousing, customer service and payment processing. We have an agreement with a single independent contractor expiring in December 2012 to handle order and payment processing for most of our U.S. books and home entertainment products. In addition, in July 2006, we entered into a four-year contract with a single fulfillment company to handle warehousing and fulfillment for the United States direct mail business units. Our printers or suppliers generally package and deliver our products directly to the postal service. In December 2007, we reached a three-year agreement with a leading business process outsourcing provider to handle a portion of customer service calls for certain of our business units.

        We believe that there is generally an adequate supply of alternative production and fulfillment services available at competitive prices should the need arise. Nevertheless, significant short-term disruption could occur, and contingency plans are in place to minimize recovery time should current contractors be unable to meet production and fulfillment requirements.

  Educational products

        Our printed educational products are printed and bound by third parties with whom we have contracts or to whom we issue purchase orders on a project-by-project basis. We believe that outside printing and binding services at competitive prices are available. Currently, due to product idiosyncrasies and printing industry specialization, different vendors are used as necessary to maximize printing efficiency. Most pre-press production, typesetting, layout and design functions are conducted in-house. Non-print products, such as CD-ROMs produced by Weekly Reader Custom Publishing or CompassLearning are replicated by third parties. Most of WAELS' products are acquired as finished goods from third parties and re-sold to end users. Weekly Reader's Gareth Stevens and WAELS book products are distributed to customers from a company-owned warehouse.

        The principal raw materials used in our print educational products are paper and ink. We purchase paper from both suppliers and printers directly based on pricing and, to a lesser extent, availability, and Gareth Stevens and Weekly Reader purchase finished goods including paper components from the printers of their publications. Ink used by publications is provided by their respective printers and included in the cost of print production. Both the paper and ink used are commodity products that are affected by demand, capacity and economic conditions. We believe that adequate sources of supply are, and will continue to be, available to fulfill our requirements.

        Order processing, customer service, cash application and collection, and fulfillment functions for each of Weekly Reader's educational operations are currently performed at company-managed facilities in Delran, NJ and Strongsville, OH.

Marketing

        We sell magazine subscriptions, Select Editions, series books, general books, music and video products and certain other products principally through direct mail solicitations to households in our customer database, as well as to customer lists that we rent or purchase from third parties. Our direct marketing policy allows customers to return any book or home entertainment product, either before or after payment, and to receive a refund of the amount paid. We believe that our returned goods policy is essential to our reputation and that it elicits a greater number of orders. Sales of books and home entertainment products are seasonal, as more consumers respond in the fall and winter months (particularly before Christmas) than during the rest of the year.

        As part of our growth strategy and efforts to better manage our distribution and customer acquisition costs, we are increasing sales of our products through direct sales channels other than direct mail. These other distribution channels include Books Are Fun, DRTV, package inserts, freestanding inserts, telemarketing, the Internet, cross-promotion of titles in our magazines, display marketing, retail and other direct sales. Reader's Digest magazine and other magazine publications obtain and renew the vast majority of their subscribers in the United States through non-sweepstakes promotions.

        We rely on strong promotion packages to maximize response rates and drive product sales. These promotion packages are created and tested primarily in five countries (the United Kingdom, France, Germany, the United States and Canada) and then adapted to other countries around the world.

        Our books and home entertainment product offers and many international magazine subscription offers are often accompanied by sweepstakes entries and, in some cases, premium merchandise offers, to promote the sale of books and home entertainment products. Global prizes totaled over $10 million for the fiscal 2008 edition of the sweepstakes. Generally, each international subsidiary sponsors its own sweepstakes. The mechanics of the sweepstakes vary from jurisdiction to jurisdiction, depending upon local law.

        From time to time, we are involved in legal, regulatory and investigative proceedings concerning sweepstakes and other direct marketing practices. Also, from time to time, jurisdictions in which we do business enact more restrictive laws or regulations governing direct marketing and data protection and privacy. Although some of these proceedings have negatively affected our direct marketing business, we do not believe that any current proceedings or currently proposed laws and regulations will have a material adverse effect on our direct marketing business.

        In 2001, we entered into a voluntary comprehensive agreement with attorneys general for 32 U.S. states (and subsequently with four additional states) and the District of Columbia regarding standards for direct mail sweepstakes promotions. Pursuant to the agreement, we are promoting consumer education and have adopted standards for promotions in the United States similar to those agreed to by other direct marketing and publishing companies.

        We are subject to postal rate increases, which affect our product deliveries, promotional mailings and billings. Postage is one of the largest expenses in our promotional and billing activities, and increases in the postal rate are factored into our pricing strategies and operating plans. Higher postal rates or other delivery charges usually increase the total cost to our customers, which may have a negative effect on sales. As a result, we may strategically determine the extent, if any, to which we will pass these cost increases on to our customers. In many countries, we actively develop and maintain good working relationships with the postal authorities in an effort to negotiate better rates and services.

        We rely on postal delivery service for timely delivery of most products and promotional mailings. In the United States and most international markets, delivery service is generally satisfactory. Some international jurisdictions, however, experience periodic work stoppages in postal delivery service or less than adequate postal efficiency.

        In some states in the United States and in some international jurisdictions, some or all of our products are subject to sales tax or value-added tax. Taxes, like delivery costs, are generally stated separately on bills, where permitted by applicable law. Higher taxes increase the total cost to our customers, which may have a negative effect on sales. In jurisdictions where applicable tax must be included in the purchase price, we may be unable to fully recover from customers the amount of any tax increase or new tax.

Information Technology and Customer Database Enhancement

        The size and quality of our current and prospective customers in the countries where we operate contribute significantly to our business. We constantly strive to improve our customer databases. Our U.S. databases of more than 75 million households as of June 30, 2008, represent over half the total number of households in the country. As of June 30, 2008, our international databases included a total of approximately 57 million customer households. We continue to make significant investments in our database management and related information technology to improve operating efficiencies, to increase the level of service provided to customers and to facilitate globalization of operations.

        The United States and some international jurisdictions, particularly in Europe, have data protection laws or regulations that prohibit or limit exchanging the type of information that we maintain. Some jurisdictions also prohibit the retention of information, other than certain basic facts, about non-current customers. Although these regulations may hinder the ability to collect, retain and use customer information, we believe that current laws and regulations do not prevent us from engaging in activities necessary to operate our current businesses.

Competition and Trademarks

        We own or have rights to trademarks, service marks and tradenames that we use in conjunction with the operation of our business worldwide, including, without limitation, the following: "Reader's Digest," the "Pegasus" logo, "Books Are Fun," "Taste of Home," "Allrecipes," "Weekly Reader," "World Almanac," "Reader's Digest Select Editions" and the names of many of our magazines, websites, features and other products. We also own or have the rights to copyrights that protect the content of our products. Our Direct Holdings unit licenses the "Time Life" trademark and tradename from Time Warner Inc. and Time Inc. We also license intellectual property from third parties for use in our products, including several entities in the Disney group.

        We believe that the name recognition, reputation and image that we have developed in our markets significantly enhance customer response to our direct marketing sales promotions. For these reasons, trademarks are important to our business, and we aggressively defend our trademarks. Solely for convenience, the trademarks, service marks and tradenames referred to in this Annual Report are without the ® and ™ symbols, but such references are not intended to indicate, in any way, that we will not assert, to the fullest extent under applicable law, our rights or the rights of the applicable licensors to these trademarks, service marks and tradenames.

        Although Reader's Digest magazine is a well-established institution in the publishing industry, it competes with other magazines for subscribers and with magazines and all other media, including television, radio and the Internet, for advertising. Reader's Digest and our other magazines compete with magazines of similar respective genres for readers and advertising.

        We believe that our company names, image and reputation, as well as the quality of our customer databases, provide a significant competitive advantage over many other direct markets. However, we compete with companies selling similar products at retail as well as by direct marketing through various channels, including fundraising services, direct marketing, display marketing, retail and the Internet. Because tests show that consumer responses to direct marketing promotions can be adversely affected by the overall volume of direct marketing promotions, we also compete with all other direct marketers, regardless of whether their products are similar to our products. Our businesses compete principally on the basis of direct marketing, customer care, product popularity and price.

Employees

        As of June 30, 2008, we employed approximately 4,700 people worldwide (approximately 2,700 in the United States and 2,000 in our international subsidiaries). We believe that our employee relations are generally satisfactory.

ITEM 1A.    RISK FACTORS

        Certain of the matters we discuss in this Report on Form 10-K may constitute forward-looking statements. You can identify forward-looking statements because they contain words such as "believes," "expects," "may," "will," "should," "seeks," "approximately," "intends," "plans," "estimates," or "anticipates" or similar expressions which concern our strategy, plans or intentions. All statements we make relating to estimated and projected earnings, margins, costs, expenditures, cash flows, growth rates and financial results are forward-looking statements. In addition, we, through our senior management, from time to time make forward-looking public statements concerning our expected future operations and performance and other developments. All of these forward-looking statements are subject to risks and uncertainties that may change at any time, and, therefore, our actual results may differ materially from those we expected. We derive most of our forward-looking statements from our operating budgets and forecasts, which are based upon many detailed assumptions. While we believe that our assumptions are reasonable, we caution that it is very difficult to predict the impact of known factors, and, of course, it is impossible for us to anticipate all factors that could affect our actual results. Some of the factors that we believe could affect our results include:

  •
  our high degree of leverage;

  •
  general economic and market conditions;

  •
  the condition of the media industry;

  •
  the integration of acquired businesses, the performance of acquired businesses, and the prospects for future acquisitions;

  •
  the effect of war, terrorism, natural disasters or other catastrophic events;

  •
  the effect of disruptions to our systems and infrastructure;

  •
  the ability to retain and attract customers and key personnel;

  •
  risks relating to the foreign countries where we transact business;

  •
  a material deterioration in the foreign exchange rates with the U.S. dollar; and

  •
  a material weakness in our internal controls.

        We assume no obligation to update any written or oral forward-looking statements made by us or on our behalf, as a result of new information, future events or other factors.

        Investment in our securities is subject to a number of risks. The factors described in this paragraph and other factors that may affect our business or future financial results, as and when applicable, are discussed in our filings with the Securities and Exchange Commission ("SEC"), including this Annual Report on Form 10-K. You should carefully consider each of the following risks and all of the other information set forth elsewhere in this Annual Report on Form 10-K. These risks and other factors may affect forward-looking statements, including those contained in this Annual Report on Form 10-K or made by us elsewhere. The risks and uncertainties described below are not the only risks facing us. Additional risks and uncertainties not presently known to us, or that we currently believe to be immaterial, may also materially and adversely affect our business and operations. If any of the following risks or uncertainties develops into actual events, this could significantly and adversely affect our business, prospects, financial condition and operating results.

Risks Related to Our Indebtedness

Our substantial indebtedness could adversely affect our ability to raise additional capital to fund our operations, limit our ability to react to changes in the economy or in our industry, and prevent us from meeting our debt obligations.

        As a result of our acquisition on March 2, 2007, we are highly leveraged and have significant debt service obligations. At June 30, 2008, our total indebtedness was approximately $2.1 billion.

        Our high degree of leverage could have important consequences, including the following:

  •
  making it more difficult for us to make payments on our debt obligations;

  •
  requiring a substantial portion of our cash flow from operations to be dedicated to the payment of principal and interest on our indebtedness, thereby reducing our ability to use our cash flow to fund our operations, capital expenditures and business opportunities;

  •
  restricting us from making strategic acquisitions or causing us to make non-strategic divestitures;

  •
  limiting our ability to obtain additional financing for working capital, capital expenditures, product development, acquisitions, debt service requirements under our outstanding debt and our senior subordinated notes due 2017 and general corporate or other purposes;

  •
  limiting our ability to plan for, or react to, changes in our business and future business opportunities and changing market conditions;

  •
  placing us at a competitive disadvantage compared to our competitors who are less highly leveraged;

  •
  exposing us to the risk of increased interest rates as certain of our borrowings are at variable rates of interest, which could increase our interest payment obligations and which could have an adverse effect on us;

  •
  exposing us to the risk of being unable to effectively repatriate foreign cash to service our indebtedness due to local country restrictions or added tax cost;

  •
  increasing our vulnerability to general economic and industry conditions; and

  •
  materially adversely affecting our business, results of operations and financial condition if we are unable to service our indebtedness.

Our subsidiaries and we may be able to incur substantial additional indebtedness in the future, which could exacerbate the risks associated with our substantial leverage.

        Our subsidiaries and we may be able to incur substantial additional indebtedness in the future, subject to the restrictions contained in our senior secured credit facilities and the indenture relating to our senior subordinated notes due 2017, including up to $200.0 million of incremental term loans. Although the agreements governing our debt instruments contain restrictions regarding our incurrence of additional indebtedness, these restrictions are subject to a number of qualifications and exceptions, and we could incur substantial indebtedness in compliance with these restrictions. If we add new indebtedness to our current debt levels, the related risks that we now face, including those described in this document, could intensify.

Our debt agreements contain restrictions that limit our flexibility in operating our business.

        Our senior secured credit facilities and the indenture governing our senior subordinated notes due 2017 contain covenants that may limit our ability to engage in specified types of transactions. These covenants limit our and our subsidiaries' ability to, among other things:

  •
  incur additional indebtedness;

  •
  issue preferred stock;

  •
  create liens;

  •
  consolidate, merge, sell or otherwise dispose of all or substantially all of our assets;

  •
  sell certain assets, including common stock of our subsidiaries;

  •
  pay dividends on, repurchase, or make distributions in respect of our capital stock or make certain other restricted payments;

  •
  make certain types of investments, loans, guarantees or acquisitions;

  •
  enter into transactions with our affiliates;

  •
  agree to payment restrictions affecting our subsidiaries; and

  •
  make capital expenditures.

Our ability to generate the funds required to service our indebtedness depends on many factors beyond our control.

        Our ability to make payments on and to refinance our indebtedness depends, in large part, upon our ability to generate cash from our operations and to manage our working capital. This can be affected by events beyond our control, including general economic, financial, competitive, legislative, regulatory and other factors, and we cannot assure you that our business will generate sufficient cash flow from operations or that future borrowings will be available to us in an amount sufficient to enable us to pay our indebtedness or to fund our other liquidity needs.

        To the extent that our operating cash flow is insufficient to meet our current debt obligations, and to the extent that we are unable to access the capital markets on terms acceptable to us, we may, among other things, decrease our business expenditures and/or increase our indebtedness under our existing credit facilities or through additional financings. In order to obtain additional financing, we may be required to refinance our existing credit facilities. Our failure to obtain any necessary refinancing or additional financing on terms and conditions that are comparably favorable or acceptable to us could materially and adversely affect our results of operations and financial condition. If we cannot service our indebtedness, we also may have to take actions such as selling assets, seeking additional equity or forgoing, reducing or delaying capital expenditures, strategic acquisitions, investments and alliances. We cannot assure you that any such actions, if necessary, could be effected on commercially reasonable terms, or at all.

A decline in our operating results or available cash could cause us to experience difficulties in complying with covenants contained in our financing agreements, which could result in our bankruptcy or liquidation.

        If we were to sustain a decline in our operating results or available cash, we could experience difficulties in complying with the covenants contained in the indenture governing our senior subordinated notes or our senior secured credit facilities. In addition, under our senior secured credit facilities, we are required to achieve specified financial and operating results and to satisfy and maintain specified financial ratios and other financial condition tests. Our ability to meet those financial ratios and tests can be affected by events beyond our control, and we cannot assure you that we will meet those ratios and tests.

        A breach of any of these or other covenants in our senior subordinated notes or senior secured credit facilities could result in a default under either of these agreements and by reason of cross-acceleration or cross-default provisions, our senior secured credit facilities, our senior subordinated notes and any other indebtedness may then become immediately due and payable. Upon such a default, our creditors could declare all amounts outstanding to be immediately due and payable and the lenders under our senior secured credit facilities could terminate all commitments to extend further credit, which could have a material adverse effect on our results of operations and financial condition.

        If we were unable to repay amounts due under our senior secured credit facilities, the lenders under our senior secured credit facilities could proceed against the collateral granted to them to secure that indebtedness and institute foreclosure proceedings against our assets. We have pledged a significant portion of our assets as collateral under the senior secured credit agreement. If the lenders under the senior secured credit agreement accelerate the repayment of borrowings, we cannot assure you that we will have sufficient assets to repay the senior secured credit facilities, as well as our unsecured indebtedness. We could be forced into bankruptcy or liquidation.

        If our operating performance declines, we may in the future need to obtain waivers from the required lenders under our senior secured credit agreement to avoid an event of default. We may be unable to obtain any such waiver which could result in our default under our senior secured credit agreement, and the lenders could exercise their rights, as described above, and we could be forced into bankruptcy or liquidation.

Variable rate indebtedness subjects us to the risk of higher interest rates, which could cause our debt service obligations to increase significantly.

        Certain of our borrowings, including borrowings under our senior secured credit facility, are at variable rates of interest, and, therefore, expose us to the risk of increased interest rates. If interest rates increase, our debt service obligations on our variable rate indebtedness would increase even if our outstanding indebtedness remained the same, thereby causing our net income to decrease.

        Initially, the applicable margin with respect to revolving loans under our senior secured credit facility is an annual percentage equal to (1) 1.25% for base rate loans and (2) 2.25% for Eurocurrency rate loans. The applicable margin with respect to term loans under our senior secured credit facility is an annual percentage equal to (1) 1.00% for base rate loans and (2) 2.00% for Eurocurrency rate loans. In addition, the interest rates under our senior secured credit facilities are based in part on our leverage ratio. Applicable margins with respect to revolving loans will be subject to reduction by up to 75 basis points based on our consolidated leverage ratio for base rate and Eurocurrency rate loans. In April 2007, we entered into interest rate swaps with a notional value of $750 million, involving the exchange of floating for fixed rate interest payments, to reduce interest rate volatility. In the future, we may enter into additional interest rate swaps. Each quarter point change in interest rates would result in a $1.4 million change in our annual interest expense on our term loans. Similarly, assuming all revolving loans are fully drawn, each quarter point change in interest rates would result in a $0.8 million change in annual interest expense on our revolving credit facility.

Risks Related to Our Business

If we are unable to anticipate, respond to, influence or adapt to trends in what the public finds appealing in our industry, our business will be adversely affected.

        We operate in highly competitive markets that are subject to rapid change, including changes in customer preferences. Our continued success depends on our ability to provide creative, useful and attractive ideas, information, concepts, trade publishing, music, entertainment, educational and software products and services, which appeal to a large number of consumers. In order to accomplish this, we must be able to respond quickly and effectively to changes in consumer tastes for ideas, information, concepts and products. The strength of our brand name and our business units depends in part on our ability to influence these tastes. We cannot be sure that our new ideas and content will have the appeal and garner the acceptance that they have in the past, or that we will be able to respond quickly to changes in the tastes of consumers. There are substantial uncertainties associated with our efforts to develop successful new products and services for our customers, as well as to adapt our print materials and music and video products to new technologies, including the Internet and digitization. In addition, we cannot be sure that our existing ideas and content will continue to appeal to the public.

We operate in highly competitive industries and must design and price our products properly and competitively and launch new products to attract new and younger customers to augment and replenish our maturing customer base while maintaining the quality of existing products.

        We operate in highly competitive industries both in the United States and in our foreign markets. Our magazines, books, educational materials and related products compete with other mass media and many other types of leisure-time activities. In addition, each of our products faces significant competition within its particular field of product offerings. Some of our competitors have more prominent brand names, are more established in our industries in terms of larger market shares, and have greater financial and other resources than we do in some markets. In addition, other companies may enter our markets in the future. We compete on the basis of the following, among other things:

  •
  the variety, quality and attractiveness of our products and services;

  •
  the pricing of our products and services;

  •
  the manner in which we market and promote our products and services; and

  •
  the effectiveness of the distribution of our products and services and our customer service.

        Numerous well-established and smaller entrepreneurial companies produce, market and sell products that compete with the products that our businesses offer. Competition for advertising dollars in magazine operations is primarily based on advertising rates as well as editorial and aesthetic quality, the desirability of the magazine's demographic, reader response to advertisers' products and services and the effectiveness of the advertising sales staff. Our magazines compete with other magazines for subscribers and with all media, including television, radio, newspapers and the Internet, for advertising. Our books and home entertainment products and Books Are Fun businesses compete with companies selling similar products at retail outlets, through direct and display marketing and on the Internet.

        Our success in attracting and retaining new consumers to augment and replenish our customer base depends in large part on our ability to:

  •
  identify customer trends and preferences;

  •
  develop new products across our business lines;

  •
  acquire and effectively manage the inventory of new products in our display marketing businesses in response to those trends and preferences; and

  •
  expand into new distribution channels, such as retail and Internet channels.

        The launch of new products could increase our expenses, such as paper and printing expenses, as well as distribution and editorial expenses. If we fail to launch a broadly appealing mix of new products and channels, we may not be able to attract new customers and therefore may not be able to recoup the expenses associated with the launching of such products. In addition, should our new products fail to appeal to our existing customer base, it is possible that our existing customers will seek product offerings from our competitors, which could materially and adversely affect our results of operations and financial condition.

        In addition, certain of our new products typically do not earn a profit when they are first introduced and require a period of investment thereafter. We invest significant resources to develop and market our new initiatives, but we cannot predict whether they will become profitable during the period we have projected, or at all.

        If we do not compete effectively in our markets, if customers and advertising sales do not increase as we expect, or if our advertising sales or customer base declines, our business and results of operations could be materially adversely affected.

If we fail to effectively implement our operational and strategic initiatives, our business could be materially adversely affected.

        Our future performance depends in large part upon our management team's ability to execute our strategy to position us for the future.

        There can be no assurance that we will be able to successfully implement our operational and strategic initiatives that are intended to position us for future growth or that the products we design will be accepted or adopted in the time periods assumed. We also make no assurance that investments in these initiatives will recoup their costs and/or be profitable in the future. Failure to implement this strategy may result in a material adverse effect on our financial position, results of operations and cash flows.

Our failure to meet the challenges associated with maintaining circulation levels in a cost-efficient manner could adversely affect us.

        Circulation is a significant source of our revenues, representing about 76% of total U.S. fiscal 2008 revenues for Reader's Digest and our special interest magazines, including those magazine which historically have had limited advertising revenues. Circulation revenues for our print products are affected by:

  •
  competition from other publications and alternative forms of media and entertainment, including network, cable and satellite television, the Internet and radio;

  •
  declining consumer spending on discretionary items like magazines;

  •
  our ability to efficiently retain and acquire subscribers via the mail, as acquisition and postage costs increase;

  •
  a declining number of regular magazine buyers;

  •
  renewal rates; and

  •
  the aging demographics of the customer base for certain of our magazines.

        Sales of our magazines through subscriptions and at the newsstand may decline. As publishers compete for subscribers, subscription prices could decrease and marketing expenditures may increase. If we fail to maintain satisfactory circulation levels at satisfactory subscription rates, our business may be materially and adversely affected, which would materially and adversely affect our results of operations and financial condition.

We may not be able to achieve a proper balance between circulation rate base and advertising revenues.

        We must balance our circulation rate base goals, in particular those for the U.S. Reader's Digest magazine, with our advertising revenue objectives. This balancing is a continuous effort that varies by product and requires both effective management of the circulation rate base and the acquisition of new subscribers through cost-effective marketing methods. Because magazine subscriptions are of relatively short duration, maintaining or increasing a circulation rate base requires significant promotional expense. Historically, we have relied primarily on direct mail for our promotional efforts. Higher postage costs, including the recent increases in the United States, adversely affect our ability to retain and acquire customers. Many of our competitors rely more heavily on advertising revenues than on circulation revenues. Accordingly, it may be more cost-effective for those companies to offer heavily discounted subscription prices in order to maintain circulation levels that permit them to generate more advertising revenues. Because we rely more heavily on circulation revenues, our ability to utilize this strategy has been limited. We cannot assure you that we will be able to retain and acquire a sufficient number of magazine subscribers in an economically efficient manner. Failure to do so could require further reductions of our circulation rate base, which could negatively affect our advertising revenues and materially and adversely affect our results of operations and financial condition.

A decline in advertising revenues could adversely affect our profitability.

        Advertising is an important source of magazine revenues. In fiscal 2008, total magazine advertising revenues constituted approximately 7% of our total revenues. A reduction in demand for advertising could result from:

  •
  a general decline in economic conditions;

  •
  a decline in the circulation of our magazines;

  •
  a decline in popularity of our editorial content;

  •
  a change in the demographic makeup of the population where our magazines are sold;

  •
  the activities of our competitors, including increased competition from other forms of advertising-based media, (e.g., newspapers, radio and television broadcasters, cable television, direct mail and electronic media); and

  •
  a decline in the amount spent on advertising in general or in particular industries such as the automotive or pharmaceutical industries.

        In addition, as the Internet continues to grow as a global medium for information, communication and commerce, advertisers are increasingly shifting advertising dollars from offline media to online media. We cannot assure you that we will be able to attract the same or a growing number of advertisers, which may materially and adversely affect our advertising revenues and materially and adversely affect our results of operations and financial condition.

Failure to efficiently manage our direct marketing initiatives or to protect the integrity of our customer databases could negatively affect our business.

        We use various direct marketing strategies to market our products, including direct mailings, catalogs, online marketing and telemarketing. In each case, we rely on our customer list, which is a database containing information about our current and prospective customers. We use this database to develop and implement our direct marketing campaigns. Managing the frequency of our direct marketing campaigns and delivering appropriately tailored products in such campaigns is crucial to maintaining and increasing our customer base and achieving adequate results from our direct marketing efforts. We also face the risk of unauthorized access to our database or the corruption of our database as a result of technology failure or otherwise. Enhancing and refreshing the database, maintaining the ability to utilize the information available from the database, and properly utilizing the available information are vital to the success of our business, and our failure to do so could lead to decreased sales, and could materially and adversely affect our results of operations and financial condition.

Any failure by us to manage our growing operations or to successfully integrate acquisitions and other significant transactions could harm our financial results, business and prospects.

        As part of our business strategy, we have in the past and may in the future engage in discussions with third parties regarding possible investments, acquisitions, strategic alliances, and joint ventures, and may enter into agreements relating to such transactions that will enhance our business objectives. In order to pursue this strategy successfully, we must identify suitable candidates for, and successfully complete, transactions as well as effectively integrate any such acquired companies into our operations or transition services to outsourced vendors. If we fail to identify and successfully complete transactions that further our strategic objectives, or such transactions do not result in anticipated synergies, we may be required to expend resources to develop products and technology internally, we may be unable to sustain our historical growth rates, we may be put at a competitive disadvantage or we may be adversely affected by negative market perceptions, any of which may have a material adverse effect on our results of operations, financial position or cash flows.

  Acquisition risk

        Acquisitions involve numerous challenges, risks and difficulties, including:

  •
  difficulties in the integration of operations, technologies, products, systems and personnel of the acquired company;

  •
  diversion of financial and management resources from existing operations;

  •
  inability to generate sufficient revenue to offset acquisition costs;

  •
  loss of key contracts with vendors and/or contractors or renegotiation of existing contracts on less favorable terms;

  •
  difficulties in attracting and retaining key personnel;

  •
  negative impacts on employee morale and performance as a result of job changes, job eliminations and reassignments;

  •
  the disruption of our respective ongoing businesses;

  •
  possible inconsistencies in standards, controls, procedures and policies;

  •
  loss of customers and failure to maintain important business relationships;

  •
  unanticipated incompatibility of purchasing, logistics, marketing, sales and administration methods;

  •
  unanticipated costs of terminating or relocating facilities and operations;

  •
  difficulty in determinations related to accounting policies, including those that require a high degree of judgment or complex estimation processes, including valuation and accounting for goodwill and intangible assets, stock-based compensation, and income tax matters;

  •
  unanticipated expenses related to such integration; and

  •
  the potential unknown liabilities associated with acquired businesses.

        Even if we identify suitable acquisition targets, we may be unable to complete acquisitions or obtain the necessary financing for these acquisitions on terms favorable to us, or at all. To the extent we complete an acquisition, we may be unable to realize the anticipated benefits from it because of operational factors or difficulties in integrating the acquisitions with our existing businesses.

        For all of the above reasons, we may not be able to successfully implement our acquisition strategy. Furthermore, in the event of an acquisition or investment, we may issue stock that would dilute stock ownership, incur debt that would restrict our cash flow, assume liabilities, incur large and immediate write-offs, incur unanticipated costs, divert management's attention from our existing business, experience risks associated with entering new markets, or lose key employees from the acquired entities.

        A prolonged diversion of management's attention and any delays or difficulties encountered in connection with the integration of any business that we may acquire could prevent us from realizing the expected benefits of an acquisition and could have a material and adverse effect on our results of operations and financial condition.

  Internal growth and expansion risk

        Additionally, we are likely to incur additional costs if we develop new products or enter new markets where we do not currently operate, which may limit our ability to expand to, or further expand in, those areas. Our rate of expansion into new geographic areas may also be limited by:

  •
  our inability to raise sufficient capital;

  •
  competition, which could increase the costs of attracting and maintaining our customers;

  •
  the cost of implementation and on-going administration of newly developed products and services;

  •
  our inability to achieve sufficient scale of operations to cover the administration and marketing costs associated with entering new markets, and

  •
  demographics and population density.

        Our ability to manage our growth and compete effectively will depend, in part, on our success in addressing these demands and risks. Any failure by us to manage our growth effectively could have a material adverse effect on our business, financial condition or results of operations.

We may not be able to obtain the third-party products that we sell at favorable prices.

        Our gross margins in our Books Are Fun, books and home entertainment, and other businesses are highly dependent on the costs to obtain the books, gifts and magazines that they sell. Although these products have been available to us on competitive terms in the past, we may not have access to these products at comparable prices in the future. Failure to continue to have access to products at competitive prices could adversely affect our operating margins in these businesses.

Our future new products and marketing initiatives, including channel diversification, may not be successful, which could have a material adverse effect on our financial condition and results of operations.

        Our business depends, in part, on the steady flow of new products and new marketing initiatives (such as new offers) to stimulate continued marketplace demand. Our business also depends on reducing our reliance on direct marketing, and diversifying into alternative distribution channels. We license certain of our products from third parties. The acquisition of the rights to market specific products or to use specific product names can involve a significant financial commitment. Such commitments typically take the form of license fees, prepaid royalties, and future minimum royalty and advertising payments. We rely on our licensors to provide access to content at prices that enable us to achieve adequate gross margins. We do not have long-term or exclusive relationships with all sources of content, and obtaining these licenses is dependent upon relationships with licensors that may change in the future. An inability to license content at competitive prices could materially adversely affect our ability to create new products and harm our business prospects and results of operations. While our strategy is to develop products that will contribute positively to earnings, there is no guarantee that all or any of our efforts will be successful. Sales of new products may not meet expectations, which could have a material adverse effect on our financial condition and results of operations.

        In addition, a significant portion of our Direct Holdings' revenue is derived from sales of products marketed under the Time Life trademark and tradename, which are licensed from Time Warner Inc. and Time Inc. The Time Life license agreement will expire in 2013 with an automatic renewal to 2023 subject to implementation at the time of renewal of a transition plan under which we must convert to a new mark that makes changes to the design of the name and mark for the Time Life business, including noticeably different or varied letter font or typestyle and noticeably different colors. Although we primarily focus on the direct marketing of our Direct Holdings products, we also offer products through a retail presence in large music and video retail outlets. We believe that consumer awareness of the Time Life brand is an important factor in these retail sales. If we are unable to develop and sell products under one or more new and equally effective brand names when the Time Life license expires, or if the value of the existing trademarks is diminished in the interim, our business, financial condition and results of operations could be materially adversely affected.

We may not realize our anticipated cost savings from our significant cost savings initiatives; any failure to manage costs could hamper profitability.

        The level of our expenses impacts our profitability. While we proactively attempt to manage such expenses effectively, increases in the cost of sales and marketing, staff-related expenses, investment in new products, acquisitions, and implementation of regulatory requirements, among others, may occur from time to time.

        We have benefited from annual cost savings from operating as a private company, including through the implementation of headcount reductions and the absence of certain other expenses. Additionally, we have been working with a leading supply chain consulting firm to analyze our infrastructure and to identify additional cost reduction opportunities within our supply chain and maintenance, repair and operations functions. However, estimates of cost savings are inherently uncertain, and we may not be able to achieve these cost savings within the period we have projected, or at all. Our ability to successfully realize cost savings and the timing of any realization may be affected by factors such as the need to ensure continuity in our operations, contracts, regulations and/or statutes governing employee-employer relationships, our ability to renegotiate supply contracts or find alternative suppliers and other factors. Implementing additional supply chain and maintenance, repair and operations cost savings is also expected to require one-time costs.

        There can be no assurance that we will be able to successfully contain our expenses. Our estimates of the expenses necessary to achieve the cost savings we have identified may not prove accurate, and any increase in such expenses may affect our ability to achieve our anticipated cost savings within the period we have projected, or at all. This may result in a material adverse effect on our financial position, results of operations and cash flows.

Increases in postage and paper and other operating costs could negatively affect our results.

        Paper and postage represent significant components of our total cost to produce, distribute, and market our products.

        We use the local country postal service for distribution of substantially all of our magazines and many of our marketing materials. Historically, we also have relied on direct mail for a significant portion of our customer acquisition activities. As such, the continued rise in postal rates has increased our costs. In addition, in those product lines where the customer pays shipping directly, higher postal rates or other delivery charges increase the total cost of our products to our customers, which may have a negative effect on sales.

        We expect to incur postage and delivery service costs of approximately $410 million in fiscal 2009. Postal rates are dependent on the operating efficiency of the various postal services and on legislative mandates imposed upon those postal service organizations. Although we work with others in the industry and through trade organizations to encourage the postal service organizations to implement efficiencies that will limit rate increases, we cannot predict with certainty the magnitude of future price changes in postage. Higher postal rates or other delivery charges usually increase the total cost to our customers, which may have a negative impact on sales. Further, we may be unable to pass such increases on to our customers.

        Paper is the principal raw material used in our business for printed products and promotional materials. We expect to incur paper costs of approximately $210 million in fiscal 2009. Paper is a commodity and its price has been subject to significant volatility. Historically, we have been able to realize favorable paper pricing through volume discounts and multi-year contracts; however, all of our paper supply contracts provide for price adjustments based on prevailing market prices. The price of paper may fluctuate significantly in the future, and changes in the market supply of or demand for paper could affect delivery times and prices. We may need to find alternative sources for paper from time to time. We cannot assure you that we will continue to have access to paper in the necessary amounts or at reasonable prices or that any increases in the cost of paper will not have a material adverse effect on our business. We cannot predict with certainty the magnitude of future price changes in paper, and we may not be able to pass such increases on to our customers.

        Our inability to absorb the impact of increases in postage and paper costs or any strategic determination not to pass on all or a portion of these increases to customers could materially and adversely affect our results of operations and financial condition.

        We also have other significant operating costs, and unanticipated increases in these costs could adversely affect our operating margins.

Our business is seasonal, and seasonal fluctuations may adversely affect our results.

        Our operating results are varied and are expected to continue to vary from quarter to quarter as a result of seasonal patterns. The sales of certain of our products in our School & Educational Services segment are significantly affected by the school year, as sales in August through December are typically the strongest, as products are shipped in connection with the start of the school year. Seasonal and quarterly fluctuation may have a material adverse effect on our business, financial condition or results of operations in the future.

If we fail to maintain our relationships with our authors, illustrators, salespeople, and creative talent, as well as to develop relationships with new creative talent, our business could be adversely affected.

        Our business, in particular the trade publishing, media and technology-based portions of our business, is highly dependent on maintaining strong relationships with the authors, illustrators and other creative talent responsible for the products and services that are sold to our customers. Any overall weakening of these relationships, or the failure to develop successful new relationships, could have an adverse impact on our business and financial performance.

        We also have relationships with independent salespeople and educational consultants who acquire and provide marketing and customer service functions for some of our customers, particularly in our School & Educational Services segment. These independent salespeople and educational consultants receive compensation for introducing customers to our products. The failure to maintain relationships with these independent salespeople and educational consultants would result in a loss of our revenues, which could adversely affect our business.

Our School & Educational Services segment has not performed well in recent years, and there is no assurance that our turnaround strategy will be successful.

        The revenues and operating profit generated by our School & Educational Services segment for the last few years have been declining. This decline has been principally driven by Books Are Fun and QSP. The declining results were associated with the competitive pressures in the marketplace, the costs and issues associated with recruiting and retaining sales force members, merchandising efforts, as well as the general economic climate. On August 22, 2008, we sold QSP, Quality Service Programs, Inc., and their affiliated subsidiaries in the United States and Canada to subsidiaries of Time Inc. for a purchase price of $110 million, subject to certain closing balance sheet adjustments. Although we have devised strategies and have taken certain steps in an effort to improve the results of our Books Are Fun business, we cannot assure you that our strategies will be successful, and a continued decline in this segment may adversely affect our results of operations and financial condition.

        In addition, a portion of our business in this segment is affected significantly by changes in purchasing patterns or trends in, as well as the underlying strength of, the educational, trade, entertainment and software markets. Many of our customers in these sectors purchase our products with monies received from sources of governmental funding, including federal, state and local governments. Thus, our business may be adversely affected by budgetary restraints and other reductions in educational funding at the federal or state level, as well as new legislative or regulatory actions. Our business also could be adversely affected by changes in the procurement process related to the expenditure of government funds, to which we may be unable to adapt successfully.

We are subject to government regulation; compliance with laws and regulations is complex and expensive, and any violation of the laws and regulations applicable to us could reduce our revenues, profitability and cash flow and otherwise adversely affect our operating results.

        The marketing and sale of our products are subject to various laws, regulations and policies administered by U.S. federal, state and local and foreign governments in markets in which we operate our businesses. Several laws and regulations adopted by the Federal government have created additional administrative and compliance requirements on us. The cost of compliance may have an adverse effect on our profitability. In addition, if we do not comply adequately, we may be faced with civil, criminal and administrative penalties. Changes in these laws, regulations and policies, or in their interpretation or in enforcement priorities or activity, could increase our costs and limit the manner in which we market our products and conduct our other business operations.

        We collect information from our customers in the various markets in which we operate and we utilize that information principally for marketing and promotional purposes. Our collection, transfer and use of this information are limited by privacy and data protection laws and regulations in those jurisdictions, including the National Do Not Call Registry operated by the U.S. Federal Trade Commission, the U.S. Federal CAN-SPAM Act of 2003 and the European Data Protection Directive. Our compliance with these laws and regulations increases our operating costs, and additional laws and regulations in these areas may further increase our operating costs and adversely affect our ability to market our products effectively.

        We rely on sweepstakes as an important component of our direct marketing efforts. Legislative and regulatory developments and our agreements with state attorneys general in the United States have significantly reduced the effectiveness of sweepstakes as a marketing technique. The Deceptive Mail Prevention and Enforcement Act, enacted in 1999, mandates specific disclosures, their placement and prominence. The Multi-State Attorneys General Agreement that we signed in 2001 restricts certain promotion techniques and the use of promotional devices and requires specific disclosure language. As a result, we have increasingly tested other direct marketing techniques in an effort to diversify our overall marketing strategy in our direct marketing-reliant businesses and to attract and retain new customers. We cannot assure you that marketing techniques other than sweepstakes will be as effective as sweepstakes were. In our single-sales books business, we have been able to effectively bring in new customers with promotions other than sweepstakes. These names, however, currently have a lower value to us than sweepstakes-generated names. We have had limited success in using promotions, other than sweepstakes, targeting our series or music customers. If we fail to effectively utilize alternative marketing techniques, our business may be materially and adversely affected, which could materially and adversely affect our results of operations and financial condition.

        In addition, if additional significant legislative or regulatory restrictions on direct-marketing techniques develop in our markets, we will be forced to revise our marketing practices in those markets. We cannot assure you that alternative practices would yield similar results, and the failure to do so could materially and adversely affect our results of operations and financial condition.

        Our television direct marketing programs also are significantly affected by government regulation of television advertising, particularly those regulations adopted by the Federal Communications Commission (and comparable foreign regulators). These regulations impose restrictions on, among other things, the content and format of our DRTV programs. If we are required to remove or alter the format or content of our television or telemarketing programs, our business could be harmed.

        Our failure to comply with applicable laws and regulations could result in fines, sanctions and other penalties and additional restrictions on our collection, transfer or use of personal data. These developments could materially and adversely affect our results of operations and financial condition.

Changes in governmental regulation, interpretation or legislative reform could increase our costs of doing business and adversely affect our profitability.

        Laws and regulations, including in the areas of consumer affairs, publishing, advertising and finance (including tax), are subject to change and differing interpretations. Changes in the political climate or in existing laws or regulations, or their interpretations, or the enactment of new laws or the issuance of new regulations could adversely affect our business by, among other things:

  •
  increasing our administrative, compliance and other costs;

  •
  forcing us to undergo a corporate restructuring;

  •
  limiting our ability to engage in inter-company transactions with our affiliates and subsidiaries;

  •
  affecting our ability to continue to serve our customers and to attract new customers;

  •
  forcing us to alter or restructure our relationships with vendors and contractors;

  •
  increasing compliance efforts or costs;

  •
  restricting our ability to market our products; or

  •
  requiring us to implement additional or different programs and systems.

        While it is not possible to predict when and whether fundamental policy or interpretive changes would occur, these could include changes that could fundamentally change the dynamics of our industry or the costs associated with our operations. Changes in public policy could materially affect our profitability, our ability to retain or grow business, or in the event of extreme circumstances, our financial condition. There can be no assurance that legislative or regulatory change or interpretive differences will not have a material adverse effect on our business.

We face additional risks associated with significant non-U.S. operations, and we continue to expand into foreign markets.

        We currently do business in 79 countries. In recent years, we have entered into new countries, including China, and we expect to continue to seek to expand our business internationally. Our international operations and international expansion plans involve risks that may not exist when doing business in the United States, including:

  •
  limitations on our resources with which to manage growth in new markets;

  •
  difficulties in maintaining the proper balance between a profitable pace of growth and a measure of control over the expansion of our operations that will enable us to maintain the quality of our customer lists;

  •
  increased risk of piracy and limits on our ability to enforce intellectual property rights in some countries;

  •
  change in tariffs, significant unexpected duties or taxes or other adverse tax consequences;

  •
  economic slowdown or downturn in foreign markets;

  •
  transportation and supply chain disruptions and increased expenses as a result of epidemics, terrorist activity, acts of war or hostility, increased security and less-developed infrastructure;

  •
  political instability and civil unrest;

  •
  increased energy costs, strikes and other labor-related supply chain disruptions, poor postal service including disruptions to service from postal strikes;

  •
  differences in regulatory requirements, including privacy regulation, database protection and limitations on direct marketing techniques (such as sweepstakes), and exposure to local economic conditions;

  •
  unexpected unfavorable legislative or regulatory developments and inconsistent government policies; and

  •
  international currency fluctuations or sudden currency revaluations.

        Further, our international operations require us to comply with a number of U.S. and international regulations. For example, we must comply with the Foreign Corrupt Practices Act, or FCPA, which prohibits U.S. companies or their agents and employees from providing anything of value to a foreign official for the purposes of influencing any act or decision of these individuals in their official capacity to help obtain or retain business, direct business to any person or corporate entity or obtain any unfair advantage. Any failure by us to ensure that our employees and agents comply with the FCPA and applicable laws and regulations in foreign jurisdictions could result in substantial penalties or restrictions on our ability to conduct business in certain foreign jurisdictions.

        If we do not effectively manage the risks associated with our international operations and sales, our expansion opportunities could be limited, and our results of operations and financial condition could be materially and adversely affected.

Because we operate, and sell our products and services, in foreign countries, changes in currency exchange rates, as well as other risks and uncertainties, could adversely affect our operations and financial results.

        We operate globally through operations in various locations around the world. In fiscal 2008, we generated 51% of our revenues in markets outside of the United States. The functional currency for most of our foreign operations is the applicable local currency. In preparing our financial statements, we translate revenues and expenses in foreign countries from their local currencies into U.S. dollars using weighted average exchange rates. Accordingly, we could be adversely affected by changes in currency exchange rates. Given our inability to predict the degree of exchange rate fluctuations, we cannot estimate the effect these fluctuations may have upon future reported results or our overall financial condition, but they could materially and adversely affect our results of operations and financial condition. In addition, our business could be adversely affected by the political and economic risks attendant to conducting business in foreign countries.

Our business may be affected by issues that affect consumer spending.

        Most of our products involve discretionary spending on the part of consumers. We believe that consumer spending is influenced by general economic conditions and the availability of discretionary income. This makes our products particularly sensitive to general economic conditions and economic cycles and trends in advertising placements. Certain economic conditions such as U.S. or international general economic downturns, including periods of increased inflation, unemployment levels, tax rates, interest rates, gasoline and other energy prices or declining consumer confidence could reduce consumer spending. Reduced consumer spending may result in reduced demand for our products and may also require increased selling and promotional expenses. A reduction or shift in domestic or international consumer spending could negatively impact our business, results of operations and financial condition. In addition, any significant increases in energy costs could result in the imposition of fuel surcharges by our suppliers or distributors that could adversely affect our operating margins and financial results.

        We also derive a portion of our revenues from the sale of advertising in our publications. Our advertising revenues are susceptible to fluctuations in economic cycles. Advertising weakness can come from any segment of the economy. For example, pharmaceutical companies recently have come under pressure, which has negatively affected advertising sales in our magazines and websites.

Changes in capital markets could adversely affect our access to capital and negatively impact our business.

        Our results could be adversely affected by a reduction in the volume of debt securities issued in domestic and/or global capital markets or an inability to access our $300 million revolving credit facility. Unfavorable financial or economic conditions that either reduce investor demand for debt securities or reduce issuers' willingness or ability to issue such securities could reduce the number and dollar volume of debt issuance as well as impact certain issuers' willingness or ability to fund our revolving credit facility. In addition, increases in interest rates or credit spreads, volatility in financial markets or the interest rate environment, significant political or economic events, defaults of significant issuers and other market and economic factors may negatively impact the general level of debt issuance, the debt issuance plans of certain categories of borrowers, the types of credit-sensitive products being offered, and/or a sustained period of market decline or weakness could have a material adverse effect on us. Our results could also be adversely affected because of public statements or actions by market participants, government officials and others who may be advocates of increased regulation, regulatory scrutiny or litigation.

The inability of insurance companies to pay our claims could adversely affect our financial results and damage our reputation.

        Disruptions in financial markets, exposure to subprime mortgage securities and adverse rating actions by rating agencies could adversely affect the financial stability of certain insurance companies, including American International Group, Inc. (AIG), that provide insurance coverage to us and our subsidiaries. As a result, the ability of the insurance companies to pay our potential claims could be significantly impaired. We may not be able to obtain adequate replacement insurance coverage from other insurance companies at reasonable cost or at all. In the event of any subsequent property, casualty, liability or other loss, we could be exposed to significant financial loss and/or damage to our reputation.

We have placed emphasis on building our Internet community. Failure to fulfill this strategy could adversely affect our business prospects.

        The competitive environment in which we operate demands, and our future growth strategies incorporate, the development of our Internet and digital businesses. We believe there is a trend towards offering supplemental materials to our published products and educational materials, as well as the opportunity to renew subscriptions, increasingly in an electronic format and, in particular, over the Internet. We believe that this trend will accelerate as younger, technically savvy consumers make up a greater portion of our consumer base. In order for our Internet business to succeed, we must, among other things:

  •
  significantly invest time and resources in our Internet business;

  •
  significantly increase our online traffic and revenue;

  •
  attract and retain a base of frequent visitors to our websites;

  •
  expand the content and products we offer over our websites;

  •
  attract and retain talent for critical positions;

  •
  sell advertising in significant markets;

  •
  maintain and form relationships with strategic partners to attract more consumers;

  •
  continue to develop and upgrade our technologies; and

  •
  bring new product features to market in a timely manner.

        We cannot assure you that we will be successful in achieving these and other necessary objectives or that our Internet business will be profitable or successful. Our failure to adapt to new technology or delivery methods, or our choice of one technological innovation over another, may have an adverse impact on our ability to compete for new customers or to meet demands of our existing customers. If we are not successful in achieving these objectives, our business, financial condition and prospects could be materially adversely affected.

The occurrence of natural or man-made disasters could disrupt the marketing and promotion and delivery of our products and services, and adversely affect our financial condition and results of operation.

        The success of our businesses is largely contingent on the availability of direct access to consumers. For example, the School & Educational Services business requires direct personal access to consumers through offices and schools for display marketing and access to schools and youth groups for sales of supplemental education products. In addition, a significant portion of our business relies on postal services for delivery of products and for promotional marketing activity. As a result, any event that disrupts or limits our direct access to consumers or disrupts our ability to rely on postal services or other delivery services could materially and adversely affect our business.

        We are exposed to various risks arising out of natural disasters, including earthquakes, hurricanes, floods and tornadoes, and pandemic health events such as avian influenza, as well as man-made disasters, including acts of terrorism and military actions. The threat of terrorism and ongoing military actions may cause significant volatility in global financial markets, and a natural or man-made disaster could trigger an economic downturn in the areas directly or indirectly affected by the disaster. These consequences could, among other things, result in a decline in business from those areas. Disasters also could disrupt public and private infrastructure, including communications and financial services, which could disrupt our normal business operations.

        In addition, increased energy costs, strikes and other labor-related supply chain disruptions, poor postal service or disruptions to service from postal strikes could adversely affect our business. Because our business experiences high seasonal sales concentrations, the risk of a disruption from factors beyond our control is particularly acute during our peak sales periods.

        A natural or man-made disaster also could disrupt the operations of our counterparties or result in increased prices for the products and services they provide to us.

Our business may suffer if we are not able to retain or attract sufficient qualified personnel, including key managerial, creative, editorial, marketing and sales personnel globally.

        We operate in a business where there is intense competition for experienced personnel in all of our global markets. We depend on our ability to identify, recruit, hire, train, develop and retain qualified and effective personnel. Our future success depends in large part upon the continued contribution of our senior management and other key employees. A loss of a significant number of skilled managerial, creative and editorial personnel could have a negative effect on the quality of our products. Similarly, a loss of a significant number of experienced and effective sales personnel would likely result in fewer sales of our products and could materially and adversely affect our results of operations and financial condition. Our ability to identify, recruit, hire, train, develop and retain qualified and effective personnel depends on numerous factors, including factors that we cannot control, such as competition and conditions in the local employment markets in which we operate. The loss of the services of any of our senior management or other key employees could harm our business and adversely affect our ability to compete in our markets.

Increases in sales taxes or other taxes could reduce our revenues.

        In some markets, both domestic and international, some or all of our products are subject to local and national sales taxes and other taxes such as value-added taxes. Taxes, like delivery costs, are generally stated separately on bills, where permitted by applicable law. Increases in taxes may have a negative effect on the sales of our products. Higher taxes also may reduce profit margins on these products if we do not pass on the increase to our customers. In jurisdictions where applicable tax must be included in the purchase price, we may be unable to fully recover from customers the amount of any tax increase or new tax. All of this could materially and adversely affect our results of operations and financial condition.

We may not be able to adequately protect our intellectual property, our brand or our reputation.

        Our intellectual property, including our copyrights, trademarks, service marks, patents, and trade secrets, and all of our other intellectual property rights, are important assets. We are susceptible to unauthorized parties imitating and/or reproducing our products and infringing on our intellectual property rights. Although we rely on copyright, patent, trademark and other laws in the United States and other jurisdictions to protect our intellectual property rights, we may be unable to successfully protect them. In addition, the laws of many foreign countries do not protect intellectual property to the same extent as do the laws of the United States. Therefore, it may be more difficult to protect our intellectual property rights in some foreign jurisdictions, including new markets into which we want to expand our business. We may not be able to successfully preserve these rights in the future, and our significant proprietary rights could be challenged, circumvented, infringed or invalidated. Imitation of our products or infringement of our intellectual property rights could diminish the value of our brands or otherwise adversely affect our revenues. Policing unauthorized use of our intellectual property is difficult, and we cannot be certain that the steps we have taken will prevent misappropriation of such intellectual property rights. In addition, our business activities have in the past been alleged, and could in the future be alleged or determined to have infringed upon the intellectual property rights of another party. We could incur significant costs to protect our intellectual property rights or to defend against infringement and other claims by third parties. There can be no assurance that we would prevail in any litigation relating to our intellectual property. Litigation diverts the time and resources of management, regardless of the merits of the claim. Whether or not we are successful, we could incur significant costs by engaging in litigation, and our results of operations, financial condition and reputation could be materially and adversely affected.

        Our brand and our reputation are also important assets, as our ability to attract and retain customers is in part dependent upon the external perceptions of our company, the quality of our products and services, and our integrity. Damage to our reputation or negative publicity or perceptions about us, including by association with adverse developments in the industries in which we conduct our businesses, could cause a loss of consumer confidence in our company, as well as unfavorable regulatory scrutiny.

Significant changes in pension fund investment performance or assumptions relating to pension costs may have a material effect on the valuation of pension obligations, the funded status of pension plans and our pension cost.

        Some of our foreign pension plans are under funded. In addition, even with respect to plans that are currently over funded, our pension cost is materially affected by the discount rate used to measure pension obligations, the level of plan assets available to fund those obligations at the measurement date and the expected long-term rate of return on plan assets. Significant changes in investment performance or a change in the portfolio mix of invested assets can result in corresponding increases and decreases in the valuation of plan assets, particularly equity securities, or in a change to the expected rate of return on plan assets. A change in the discount rate would result in a significant increase or decrease in the valuation of pension obligations, affecting the reported funded status of our pension plans as well as the net periodic pension cost in subsequent fiscal years. Similarly, changes in the expected return on plan assets can result in significant changes in the net periodic pension cost of subsequent fiscal years. Significant variations in pension performance could produce volatility in our reported results, and significant under funding in our pension plans could necessitate higher company contributions to those plans.

We outsource certain aspects of our business to third party vendors that may fail to reduce costs and may subject us to risks, including disruptions in our business and increased costs.

        We continuously seek to make our cost structure more efficient and to focus on our core strengths. This includes contracting with other companies to perform functions or operations that, in the past, we have performed ourselves. We currently rely on partners or third party service providers for the provision of certain business process functions, including print procurement and customer service, and may outsource additional business functions in the future. As a result, we are no longer able to exercise direct control over some aspects of the outsourced operations and processes, which could adversely affect our business. Although we believe that outsourcing will result in lower costs and increased efficiencies, this may not be the case. Because these third parties may not be as responsive to our needs as we might be ourselves, outsourcing increases the risk of disruption to our operations. If we are unable to effectively utilize, or integrate with, our outsource providers, or if these partners or third party service providers experience business difficulties or are unable to provide business services as anticipated, we may need to seek alternative service providers or resume providing these business processes internally, which could be costly and time consuming and have a material adverse effect on our operating and financial results.

        We also rely on hardware and software systems provided by third-party vendors to perform vital functions and processes in our operations. Our inability to operate and integrate these technologies properly may negatively impact our operating and may harm our business and operating results. In addition, the failure of a vendor to continue to provide services or upgrades to such technology may negatively impact our business and operating results.

A material weakness in our internal controls could have a material adverse affect on us.

        Effective internal controls are necessary for us to provide reasonable assurance with respect to our financial reports and to effectively prevent fraud. If we cannot provide reasonable assurance with respect to our financial reports and effectively prevent fraud, our reputation and operating results could be harmed. Internal control over financial reporting may not prevent or detect misstatements because of its inherent limitations, including the possibility of human error, the circumvention or overriding of controls, or fraud. Therefore, even effective internal controls can provide only reasonable assurance with respect to the preparation and fair presentation of financial statements. In addition, projections of any evaluation of effectiveness of internal control over financial reporting to future periods are subject to the risk that the control may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. If we fail to maintain the adequacy of our internal controls, including any failure to implement required new or improved controls, or if we experience difficulties in their implementation, we could fail to meet our reporting obligations, and there could be a material adverse effect on our business and financial results.

The Sponsors control us and may have conflicts of interests with us in the future.

        Investment funds associated with or designated by the Sponsors indirectly own, through their ownership in our parent company, RDA Holding Co., a substantial portion of our capital stock. As a result, the Sponsors have control over all matters requiring the approval of our stockholders, and our decisions to enter into any corporate transaction, regardless of whether outstanding creditors believe that any such transactions are in their own best interests. For example, the Sponsors could cause us to make acquisitions that increase the amount of indebtedness that is secured or that is senior to our outstanding indebtedness, or to pay dividends or sell assets, which may impair our ability to repay outstanding indebtedness. In addition, subject to applicable law, the Sponsors will be able to elect all the members of our board of directors and to control actions to be taken by us, including amendments to our organizational documents and approval of significant corporate transactions, including mergers.

        Additionally, our Sponsors are in the business of making investments in companies and may from time to time acquire and hold interests in businesses that compete directly or indirectly with us. One or more of the Sponsors may also pursue acquisition opportunities that may be complementary to our business and as a result, those acquisition opportunities may not be available to us. So long as our Sponsors continue to indirectly own, or affiliates of Ripplewood hold proxies with respect to, a significant amount of our common stock, even if such amount is less than 50%, our Sponsors will continue to be able to strongly influence or effectively control our decisions.

ITEM 1B.    UNRESOLVED STAFF COMMENTS

        Not applicable.

ITEM 2.    PROPERTIES

        The table below shows our headquarters and other properties that we own or lease. These locations house our executive, administrative, editorial, advertising sales and operational offices and warehouse and other facilities.

Location	Area (sq. ft.)
Westchester County, NY	269,421 leased
Greendale, WI	153,000 owned
Fairfield, IA	103,342 owned
New York, NY	117,200 leased
Various U.S. Cities	274,278 leased
International	145,833 owned; 735,187 leased

        We believe that our current facilities, together with expansions and upgrades of facilities presently underway or planned, are adequate to meet our present and reasonably foreseeable needs. We also believe that adequate space will be available to replace any leases that expire in the near future.

ITEM 3.    LEGAL PROCEEDINGS

        We are defendants in various lawsuits and claims arising in the regular course of business. Based on the opinions of management and counsel for these matters, we believe that recoveries, if any, by plaintiffs and claimants would not materially affect our financial position or results of operations.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None.

 PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

        Our outstanding common stock is privately held, and there is no established public trading market for our common stock. As of the date of this filing, there was one holder of record of our common stock.

        See "Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" for a description of restrictions on our ability to pay dividends.

ITEM 6.    SELECTED FINANCIAL DATA

        The Selected Financial Data included in the table below should be read in conjunction with "Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" and the Consolidated Financial Statements, and the related Notes included in this Annual Report.

Selected Financial Data

In millions	2008(1)(2)	2007(1)(3)	2006(1)(3)(5)	2005(4)(5)	2004
Statement of Operations Data
Revenues	$2,786.4	$1,076.4	$394.1	$442.5	$337.1
Operating (loss) profit	(337.4)	(35.5)	(13.1)	(86.0)	7.7
Net loss before discontinued operations and extraordinary items	(502.0)	(90.7)	(3.0)	(92.7)	(34.2)
Net (loss) income	(502.0)	(90.7)	59.4	(75.8)	(35.1)
Balance Sheet Data
Cash and cash equivalents, short-term investments and marketable securities	$79.4	$50.2	$7.5	$9.6	$10.1
Total assets	3,966.1	4,398.6	199.2	436.6	489.8
Long-term debt	2,091.9	1,981.4	17.9	483.0	306.1
Stockholders' equity (deficit)	255.0	686.5	(115.1)	(211.1)	(136.5)

(1)
The significant increase in revenues, expenses, assets and liabilities is due to RDA Holding Co. acquiring The Reader's Digest Association, Inc. on March 2, 2007. See "Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS—Basis of Presentation" and "—Effect of the Acquisition Transaction" for additional information regarding the comparability of information reflected in the selected financial data.

(2)
During 2008, there were goodwill and intangible impairment charges of $307.2 principally relating to our School and Educational Services operating segment.

(3)
During 2007 and 2006, there were no goodwill and intangible impairment charges.

(4)
During 2005, there were goodwill and intangible impairment charges of $70.1.

(5)
On July 22, 2005, WRC Media completed the sale of its American Guidance Service, Inc. ("AGS") subsidiary. As a result, the 2006 and 2005 combined statements of operations have been presented to reflect the operation of AGS as a discontinued operation.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

        The following analysis of our consolidated, combined consolidated and combined results of operations and consolidated financial condition provides information that we believe is relevant to an assessment and understanding of our consolidated, combined consolidated or combined results of operations and consolidated financial condition, including changes in financial condition and results of operations. This discussion should be read in conjunction with the Consolidated, Combined Consolidated and Combined Financial Statements and related notes beginning on page F-1. This discussion contains forward-looking statements about our markets, the demand for our products and services and our future results. Actual results may differ materially from those suggested by our forward-looking statements for various reasons, including those discussed in the "RISK FACTORS" and "DISCLOSURE REGARDING FORWARD LOOKING STATEMENTS" sections of this Annual Report. We do not have any intention or obligation to update forward-looking statements included in this Annual Report. Certain amounts and percentages do not recalculate due to rounding. Certain prior year amounts have been reclassified to conform to current year presentation. All references to dollars in this discussion and analysis are in millions, except per share data. Certain prior year amounts have been reclassified to conform to current year presentation.

        Subsequent to March 2, 2007, unless indicated otherwise, references in this Management's Discussion and Analysis section to "we," "us," "RDA" and "our" are to The Reader's Digest Association, Inc. and its subsidiaries, including WRC Media and Direct Holdings. Prior to March 2, 2007, these references are to the combined operations of WRC Media Inc. and Direct Holdings. All references to 2008, 2007, and 2006, unless otherwise indicated, are to fiscal 2008, fiscal 2007 and fiscal 2006, respectively. Our fiscal year is the period from July 1 through June 30.

Basis of Presentation

        On January 23, 2007, RDA Holding Co. (a Ripplewood controlled entity), WRC Acquisition Co. (a subsidiary of RDA Holding Co.) and WRC Media entered into a merger agreement that provided for WRC Acquisition Co. to merge with and into WRC Media, with WRC Media being the surviving corporation (the "WRC Media Merger"). An investment fund affiliated with Ripplewood acquired its original interest in WRC Media in 1999 and had at the time of the WRC Media Merger approximately a 46% economic interest and a majority voting interest in WRC Media. The merger consideration of $101 paid to WRC Media's existing stockholders to acquire all the common stock of WRC Media at the closing of the WRC Merger on March 2, 2007 included a combination of RDA Holding Co. common stock ($81), RDA Holding Co. junior pay-in-kind preferred stock ($20) and cash ($0.1).

        On January 23, 2007, RDA Holding Co. entered into a stock acquisition agreement to acquire all the common stock of Direct Holdings in exchange for shares of common stock of RDA Holding Co. and net cash totaling $57 (the "Direct Holdings Stock Acquisition"). An investment fund affiliated with Ripplewood acquired its original interest in Direct Holdings in December 2003 and had at the time of the Direct Holdings Stock Acquisition approximately an 84% voting and economic interest in Direct Holdings. The net consideration of $57 paid at the closing of the Direct Holdings Stock Acquisition included a combination of RDA Holding Co. common stock ($50) and cash ($7). Under the terms of the stock acquisition agreement, a purchase price adjustment was required to be made in January 2008, which resulted in the issuance of additional RDA Holding Co. common stock ($0.7) and payment of cash ($0.1) to the shareholders of Direct Holdings.

        On March 2, 2007, RDA Holding Co. acquired The Reader's Digest Association, Inc. pursuant to a Merger Agreement dated November 16, 2006 among The Reader's Digest Association, Inc., RDA Holding Co. and Doctor Acquisition Co. (a wholly owned subsidiary of RDA Holding Co.) (the "RDA

Merger Agreement"). Pursuant to the RDA Merger Agreement, Doctor Acquisition Co. was merged with and into The Reader's Digest Association, Inc., with The Reader's Digest Association, Inc. being the surviving corporation (the "Acquisition Transaction"). In the Acquisition Transaction, each outstanding share of common stock of The Reader's Digest Association, Inc. (except those held in treasury) was converted into the right to receive $17.00 in cash and each outstanding share of Doctor Acquisition Co. was converted into one share of common stock of The Reader's Digest Association, Inc., as the surviving corporation. Prior to the Acquisition Transaction, The Reader's Digest Association, Inc. was a publicly traded company listed on the New York Stock Exchange. Upon the closing of the Acquisition Transaction, RDA Holding Co. became the owner of all the issued and outstanding common stock of The Reader's Digest Association, Inc., the surviving corporation of the Acquisition Transaction. Concurrently with the closing of The Reader's Digest Association, Inc. acquisition on March 2, 2007, RDA Holding Co. contributed all of the outstanding shares of WRC Media and Direct Holdings to The Reader's Digest Association, Inc.

        Prior to the acquisition of The Reader's Digest Association, Inc., investment funds affiliated with Ripplewood controlled a majority of the voting rights in both WRC Media and Direct Holdings. Because Reader's Digest was acquired by an investor group led by Ripplewood, and because Ripplewood acquired its controlling ownership position in WRC Media in 1999, prior to its ownership position in Direct Holdings and the Reader's Digest Association, Inc., WRC Media is considered the predecessor company for purposes of preparing the financial statements of the combined company following the Acquisition Transaction. Prior to March 2, 2007, our financial statements reflect only the businesses of WRC Media and Direct Holdings, which affects the comparability of our financial statements. The combination of WRC Media and Direct Holdings for the periods prior to March 2, 2007 was accounted for using the historical cost method prescribed in Statement of Financial Accounting Standards ("SFAS") No. 141, Business Combinations, for a combination of entities under common control. Subsequent to March 2, 2007, our financial statements reflect the businesses of WRC Media, Direct Holdings and Reader's Digest Association, Inc.

        The Reader's Digest Association, Inc. reports on a fiscal year that begins on July 1. The years ended June 30, 2008 and 2007 are fiscal 2008 and 2007, respectively. WRC Media and Direct holdings previously reported on a fiscal year that ended on December 31 and on a fiscal year that ended on the last Saturday in June, respectively. Subsequent to March 2, 2007, both WRC Media and Direct Holdings changed their respective fiscal year ends to June 30, which was retroactively applied to the 2006 combined financial statements. Direct Holdings' 2006 fiscal year began on June 26, 2005 and ended on June 24, 2006. The period from June 25, 2006 to June 30, 2006 is not material to the combined financial statements for 2006.

Our Reportable Segments

        Our business is organized and reports across three business segments: Reader's Digest United States (formerly Reader's Digest North America), Reader's Digest International and School & Educational Services. During the second quarter of fiscal 2008, WRC Media and Direct Holdings were integrated into our School & Educational Services and Reader's Digest International business segments, respectively. In addition, commencing with the second quarter of fiscal 2008, our Canadian operating results are included within our International segment, which would have previously been included in our Reader's Digest United States segment. We have recast our reporting segment results for previous periods to conform to the above-stated changes to our new reporting segments.

        The following Management's Discussion and Analysis discusses the results of operations on both a generally accepted accounting principles ("GAAP") reported basis and a pro forma basis. The year-over-year changes in the results of operations for our Reader's Digest United States, Reader's Digest International and School and Educational Services segments are discussed within the pro forma sections of this Management's Discussion and Analysis.

        Information regarding each segment's revenue, income or loss before taxes for each of the last three fiscal years and total assets as of the end of each of the last two fiscal years are included in Note 15—Segments in our Notes to Consolidated, Combined Consolidated and Combined Financial Statements included in this Annual Report, which is incorporated by reference herein.

Effect of the Acquisition Transaction

        The acquisition of The Reader's Digest Association, Inc. by RDA Holding Co. was accounted for using the purchase method of accounting prescribed in SFAS No. 141, Business Combinations. Accordingly, the consolidated results of The Reader's Digest Association, Inc. are included in the combined consolidated financial statements from the acquisition date on March 2, 2007 and include the pushdown of purchase consideration from RDA Holding Co. As a result, the accompanying combined financial statements of The Reader's Digest Association, Inc. and subsidiaries consist exclusively of the combined results of WRC Media and Direct Holdings for all periods prior to March 2, 2007. Thus, comparability of the fiscal 2007 and fiscal 2006 year ended periods is limited.

        Our significant accounting policies are more fully described under Critical Accounting Policies below, and in Note 1, Organization and Summary of Significant Accounting Policies in our Notes to Consolidated, Combined Consolidated and Combined Financial Statements.

        Subsequent to the fiscal 2008 year-end, we entered into agreements to sell our home party-planning business, Taste of Home Entertaining, Inc. ("TOHE") and our schools and youth fundraising division consisting of QSP Inc., Quality Service Programs, Inc. and their affiliated subsidiaries in the United States and Canada. Management had concluded that these businesses were no longer consistent with our strategic direction. The TOHE transaction closed on July 25, 2008. Consideration for such sale was a $1.0 subordinated note with interest and principal due in 2012, plus an earn out based upon year-four operating profits generated by the TOHE business. The QSP sale closed on August 22, 2008 for a purchase price of $110.0, subject to certain closing balance sheet adjustments. See Note 18—Subsequent Events in our Notes to Consolidated, Combined Consolidated and Combined Financial Statements for additional information.

Trends

  Industry trends

        Our business is affected by a number of important trends in the publishing and media industries, including, but not limited to, those set forth under "Item 1A. RISK FACTORS" in this Annual Report, as well as the following:

  Popularity of reader-generated content

        We are a pioneer of reader-generated content, which, along with celebrity themes, is a growing trend in the publishing industry, particularly online publishing, both internationally and in the United States. Our Reader's Digest magazine has for many years relied on readers' contributions for a portion of its content. In addition, almost all the content from certain of our other publications, such as Taste of Home, and Allrecipes.com, our social networking food website, comes from readers. We believe that, in addition to reducing editorial costs, our ability to utilize a significant amount of reader-generated, community-oriented content creates a bond with our customers, generates strong renewal rates, is a unique differentiator in the print world, and a popular trend in the online world.

  Decrease in discretionary income

        Most of our products involve discretionary spending on the part of consumers. We believe that consumer spending is influenced by general economic conditions and the availability of discretionary income. This makes our products particularly sensitive to general economic conditions and economic cycles and trends in advertising placements. With the recent instability of the capital markets and poor economic climate, coupled with increased gasoline and other energy prices and declining consumer confidence, we believe that consumer spending for discretionary items will be reduced.

  Expansion into developing markets

        We believe that the expansion of our international business will continue to be a significant driver of our growth. The magazine publishing market outside the United States has grown, and we continue to increase the number of countries in which we offer magazines. In the past three years, for example, we launched new businesses in Turkey, Bulgaria, Kazakhstan, Bosnia and Lithuania, while launching new editions of Reader's Digest in China, Romania, Serbia, Slovenia and Croatia. The demand for magazines and other consumer products has grown more quickly in emerging markets than in more mature North American and Western European markets.

  Growth of the Internet

        We believe the growth of the Internet has become a significant trend in our business. The increased use of the Internet represents an opportunity for publishers to offer valuable content, attract a new audience, and build relationships with current consumers. However, it also has the potential for decreasing demand for printed products. The Internet is a channel for acquiring new customers that may allow us to reduce our traditional reliance on direct mail. However, on a global basis, consumers increasingly demand access to online content at no cost. A growing percentage of advertising expenditures in consumer magazines has migrated toward standalone and companion websites, Internet search engines and other electronic media.

  Principal Revenue factors

        We pay close attention to a number of performance and revenue measures, which vary according to the business segment and product, including:

  •
  Magazine metrics.  The performance of our magazines and our other magazines is partly a function of:
  •
  circulation, which we measure against either our rate base (which is the guaranteed average circulation upon which our advertising rates are based) or, historically in the case of our non-rate base magazines, the number of paid subscribers and newsstand buyers;

  •
  renewal rates for our magazines among existing subscribers;

  •
  prices of our magazines, which are partly a function of our costs;

  •
  the number of countries in which we offer products;

  •
  the number of advertising pages sold per fiscal year and the rate paid per page; and

  •
  advertising revenue, net of agency fees.

  •
  Books and home entertainment metrics.  The performance of the sales of our books and home entertainment products, including our Select Editions books, reading series books, general books, recorded music collections and series, including our global Direct Holdings products, video, and adult trade and children's publishing products and other similar products is partly a function of:
  •
  our active customer base;

  •
  the number of countries in which we offer products;

  •
  our response rates to direct marketing;

    •
    the number of new customers;

    •
    customer payment rates; and

    •
    series membership (products that are sold on a continuity basis).

  •
  School & Educational Services metrics.  The performance of our School & Educational Services products is partly a function of:
  •
  for our Books Are Fun business, the products, the number of events, the average sales per event, the size of our sales force, our product margins and inventory turns;

  •
  for our QSP youth fundraising support business, the number of magazine subscriptions sold; food products and other gift products sold; average prices, same-school sales, the size of the sales force; the number of retained accounts; the number of new accounts and the level of student participation;

  •
  for our Weekly Reader business, subscription revenue from periodicals and revenue from sales of books including workbooks, teacher resource materials and non-fiction reference books; and

  •
  for our CompassLearning business, license revenues from software sales and consulting/teacher training services to educators on curriculum development and technology integration in the classroom, utilizing CompassLearning's software products.

  Cost factors

        Our business is also affected by a number of significant cost factors, some of which affect specific types of products and others that affect our business as a whole.

  •
  Production costs.  Production costs for our products include the cost of the physical production of our books and magazines, the cost of paper and the costs of merchandise purchased from third parties. See "Item 1. BUSINESS—Production and Fulfillment."

  •
  Postage costs.  Historically, we have relied on direct mail for a significant portion of our customer acquisition activities. The rise in postal rates in the various markets we operate have increased our customer acquisition costs as we depend on postal services and private delivery services for the delivery of our products.

  •
  Paper costs.  Paper is the principal raw material used in our business for printed products and promotional materials.

  •
  Promotion costs.  Promotion costs are a significant cost factor in our business. We believe that our sales are directly affected by the levels of our promotional spending, including: (1) the cost of the direct mail solicitations, (2) package and freestanding inserts, (3) cross-promotional activities, (4) renting and purchasing customer lists, (5) special promotions (including sweepstakes) and (6) DRTV and telemarketing.

  •
  Fulfillment costs.  Our costs also include the costs of fulfillment, warehousing, customer service and payment and order processing, which are generally handled by independent contractors.

  •
  Editorial costs.  Editorial costs include amounts we pay to our own writers and other editorial and photographic staff and third-party sources of editorial and photographic content. We maintain a central editorial repository which permits the editors of our magazines to utilize content prepared for other magazines or regions efficiently.

  •
  Sales force costs.  The important costs for QSP (which we sold in August 2008), Books Are Fun, magazine advertising sales and Allrecipes.com, include salaries, commissions and other related costs.

  •
  Restructuring costs.  In connection with the Acquisition Transaction, we have implemented several restructuring programs to strategically reposition our businesses and streamline operations. These restructuring activities principally involve reductions in headcount, contract terminations, asset dispositions or write-downs and facilities closures. These restructuring charges, as well as reversals in future periods based on changes in estimates, are summarized in the notes to our consolidated, combined consolidated and combined financial statements contained elsewhere in this Annual Report, see Note 4, Other Operating Items, Net in our Notes to the Consolidated, Combined Consolidated and Combined Financial Statements.

  •
  Interest Expense.  We have increased our aggregate borrowing in connection with the Acquisition Transaction. Our increased indebtedness and deferred financing costs will significantly increase our interest expense.

  •
  Gasoline and transportation related costs.  The increase in gasoline and transportation related costs within the past year have negatively impacted the financial results of certain of our businesses. Due to the increase in such operating costs, our Books Are Fun and QSP sales representatives eliminated holding certain smaller and less profitable events and therefore, fewer events took place during the year. In addition, significant increases in energy costs may result in the imposition of fuel surcharges by our suppliers or distributors that could adversely affect our operating margins and financial results.

  Other factors

        In addition to the revenue and cost factors described above, our financial condition and results of operations are affected by a number of other factors on an ongoing basis, including the following:

  •
  Seasonality.  We typically experience our strongest revenue in our second fiscal quarter (the three month period ending December 31) due to purchases during the holidays. Summer and fall are the most active promotion periods in our United States segment for both our magazine and BHE businesses, in part due to the significant percentage of our sales that result from holiday gifts. In addition, as fundraising frequently is done at the beginning of the school year, the QSP business has been strongest in the second fiscal quarter. We experience less pronounced seasonality for our Books Are Fun business, which is strongest in the second fiscal quarter and weakest in the first fiscal quarter as schools are closed and corporate employees often take vacations during that quarter. Our International segment is also less seasonal, although profits do fluctuate as a function of when we time our customer acquisition mailings (generally in July and January, depressing first fiscal quarter and third fiscal quarter profits as a result), and revenue tends to be strongest in our second fiscal quarter. Weekly Reader's and CompassLearning's sales are significantly affected by the school year. For example, Weekly Reader's sales in its first, and to a lesser extent its second, fiscal quarters are typically the strongest when products are issued in connection with the start of the school year. CompassLearning's net revenue is historically strongest in its fourth quarter. The historical strength of CompassLearning is generally attributed to the end of the school fiscal year (June 30) and the need for the schools to spend budget money prior to year-end.

  •
  Restructuring Costs.  We have benefited from annual cost savings including through the implementation of headcount reductions and the absence of certain other expenses. We also believe there are significant cost and revenue synergies among our product affinities, including infrastructure and distribution channel synergies. Additionally, we have been working with a leading supply chain consulting firm to analyze our company-wide infrastructure in order to identify additional cost reduction opportunities within our supply chain and maintenance, repair and operations functions. On October 17, 2007, we entered into a contract with Williams Lea, a global corporate information solutions provider that is expected to reduce our print procurement cash expenditures by an aggregate of approximately $130.0 over the first three years. See "Item 1. BUSINESS—Production and Fulfillment" for more information.

  •
  Changes in working capital.  Our working capital fluctuations reflect the seasonality of our business, reflecting the timing of our peak selling period in the fall and early winter, our second fiscal quarter. During the first fiscal quarter, selling activity is seasonally low and we purchase inventory and promotion material for use in the second fiscal quarter. As a result, working capital increases and free cash flow historically has been negative. During the second fiscal quarter, selling activity typically increases and working capital typically decreases as promotional material is mailed and inventory is sold. As a result, working capital decreases and free cash flow historically has been positive. During the third and fourth fiscal quarters, working capital changes are less dramatic.

  •
  Foreign exchange rates.  Because we conduct a significant portion of our business outside the United States, our revenue and costs are affected by fluctuations in the exchange rates between the U.S. dollar and the local currencies in the foreign markets in which we operate. We cannot predict the effect of foreign currency fluctuations on our revenue and costs from period to period.

  •
  Debt and Interest rates.  Our results could be adversely affected by a reduction in the volume of debt securities issued in domestic and/or global capital markets. Unfavorable financial or economic conditions that either reduce investor demand for debt securities or reduce issuers' willingness or ability to issue such securities could reduce the number and dollar volume of debt issuance for which Standard & Poor's provides ratings services. In addition, increases in interest rates or credit spreads, volatility in financial markets or the interest rate environment, significant political or economic events, defaults of significant issuers and other market and economic factors may negatively impact the general level of debt issuance, the debt issuance plans of certain categories of borrowers, and/or the types of credit-sensitive products being offered. A sustained period of market decline or weakness could have a material adverse effect on us. Our results could also be adversely affected because of public statements or actions by market participants, government officials and others who may be advocates of increased regulation, regulatory scrutiny or litigation. In addition, our high degree of leverage could expose us to the risk of increased interest rates as certain of our borrowings are at variable rates of interest, which could increase our interest payment obligations and which could have an adverse effect on us.

Results of Operations

        To facilitate a more meaningful comparison between periods, this Management's Discussion and Analysis of Financial Condition and Results of Operations supplements historical analysis with pro forma information with respect to Net Revenues and Operating Loss for the year ended June 30, 2008 which our management believes provides the most meaningful comparability among these periods. The pro forma information represents financial information for the combined consolidated businesses of Direct Holdings, Weekly Reader, and The Reader's Digest Association, Inc. for the twelve months ending 2007, as if the acquisition of Reader's Digest Association, Inc. occurred as of July 1, 2006. The historical information excludes the results of The Reader's Digest Association, Inc. for the period July 1, 2005 to March 1, 2007. Due to the close of the Acquisition Transaction on March 2, 2007, the historical information for fiscal year 2008 includes twelve months of results for The Reader's Digest Association, Inc. as a result there is no need for 2008 pro forma information.

	Year Ended June 30,
	Historical
				Pro Forma 2007
	2008	2007	2006
Net Revenues	$2,786	$1,076	$394	$2,691
Operating loss	$(337)	$(36)	$(13)	$(147)

  2008 vs. 2007

  Net Revenues

        The revenues in fiscal 2008 increased $1,710 to $2,786 as compared to $1,076 in 2007. The increase in revenues is principally due to the acquisition of The Reader's Digest Association, Inc. on March 2, 2007 as the Acquisition Transaction resulted in twelve months and four months of Reader's Digest Association, Inc. being included in 2008 and 2007, respectively. In connection with the purchase method of accounting prescribed in SFAS No. 141 Business Combinations, the fair value of our unearned revenue was reduced to establish a new accounting basis as of March 2, 2007 which reduced revenues by $113 during 2008 and $56 in 2007. Excluding this unearned revenue reduction and intercompany eliminations, the increase in revenues within our United States, International and School & Educational Services segments were $581, $985 and $225, respectively.

        On a pro forma basis, our revenues in 2008 increased $95 to $2,786 as compared to $2,691 in 2007. This increase of $95 in revenue, which includes an increase in the fair value adjustment to unearned revenue of 68, is principally due to the following:

        Our International business segment experienced $137 revenue growth in 2008, overall, primarily due to the impact of changes in foreign currency exchange rates. Revenue increases in markets including Germany, Russia, Central Europe, and Canada were offset by declines in certain other markets including the United Kingdom, Portugal, and Mexico.

        Our United States business segment experienced a net decrease in revenues of $21 from prior year. Revenue growth in our Food & Entertaining affinity was offset by lower revenues from the RD Community and Home & Garden affinities. Our revenue decline at RD Community was largely the result of our rate base reduction in January 2008, as well as lower advertising related revenues which also impacted our Home & Garden affinity. The overall net decrease in revenues from the United States business segment also is due, in part, to the tightening economic condition in the United States which has had a negative impact on consumer spending in certain of our magazine, book, music and video product categories.

        Our School and Education Services business segment revenues decreased by $94 largely due to significant declines in revenues at QSP and Books are Fun. These businesses were negatively affected by increased competition within the marketplace, as well as by lower sales force productivity. In addition, during the year both of these divisions, as well as Weekly Reader Publishing Group, curtailed certain unprofitable lines of business which added to the revenue declines. In the first quarter of 2008, Weekly Reader Publishing Group also sold a non-strategic asset.

  Operating Loss

        Operating loss in 2008 increased ($301) to ($337) as compared to ($36) in 2007. The largest factors contributing to the increase in operating loss during the year were: the recognition of goodwill and intangible asset impairment charges in the amount of $307, increase in amortization of intangible assets of $41, and an increase in year over year purchase accounting fair value adjustments principally relating to unearned revenue in the amount of $50. These increases in such expenses were partially offset by a decrease in restructuring charges year over year related to the Acquisition Transaction. Other operating items, net in 2008, which includes restructuring charges, decreased $11. See Note 4,

Other Operating Items, Net, in our Notes to the Consolidated, Combined Consolidated and Combined Financial Statements. Excluding the aforementioned items, there was an increase in operating profit because of twelve months of operating profit in the current year versus a four month period in the prior year.

        On a pro forma basis, operating loss in 2008 increased ($190) to ($337) as compared to ($147) in 2007. Excluding the goodwill and intangible asset impairment charges of $307 in 2008, operating loss declined by $117, compared to fiscal 2007's pro forma amount.

        On a pro forma segment basis, our operating results improved from 2007. In 2008, this improvement was principally due to operating profit growth in our International segment and reduced unallocated corporate spending was partially offset by significantly lower profit at the School & Educational Services segment and lower results in our United States segment, largely driven by the issues discussed in the "Net Revenues" section above.

  Interest Expense

        Interest expense in 2008 increased ($97) to ($176) as compared to ($79) in 2007. The increase is principally attributable to an increase in interest expense related to the 2007 Credit Facility (as defined below) and our $600.0 9% Senior Subordinated Notes due 2017 (as defined below) being outstanding for the entire 2008 fiscal year and only four months during 2007, partially offset by lower interest rates. As of June 30, 2008, we had outstanding debt of $1,505 under the 2007 Credit Facility, which includes $193 outstanding under our $300 revolving credit facility and $1,312 outstanding under term loans. Additionally, we had $600 of 9% Senior Subordinated Notes due 2017 outstanding as of June 30, 2008. The weighted average interest rates were 7.4% and 8.7% in 2008 and 2007, respectively.

  Income Taxes

        The 2008 income tax benefit of $5 reflects a foreign income tax provision of ($30) and a domestic tax benefit of $35. The domestic tax benefit primarily relates to the decrease in certain deferred tax liabilities for which neither a corresponding current tax payable nor a decrease in net deferred tax assets resulted. It also includes a benefit of $24 related to a change in estimate resulting from the completion and filing of our tax returns for the periods ended March 2, 2007 and June 30, 2007. The domestic tax provision reflects the establishment of $73 valuation allowance on net operating loss and foreign tax credit carry forwards. The foreign income tax provision reflects the establishment of $18 of valuation allowance on certain net operating loss carry-forwards since it is was more likely than not that the deferred tax assets will not be realized in certain jurisdictions. The 2008 income tax benefit also includes a ($5) charge of foreign withholding tax and U.S. income tax on certain unremitted foreign earnings that previously had been considered permanently reinvested.

  2007 vs. 2006

  Net Revenues

        Revenues in 2007 increased $682 to $1,076, compared with $394 in 2006. The increase in revenues is due to the close of the Acquisition Transaction on March 2, 2007. Subsequent to the acquisition, Reader's Digest Association, Inc. revenues were $687 for the period from March 3, 2007 to June 30, 2007. In connection with the purchase method of accounting prescribed in SFAS No. 141 Business Combinations, the fair value of our unearned revenue was reduced by $196 to establish a new accounting basis as of March 2, 2007, which reduced Reader's Digest Association, Inc. revenues for the period from March 3, 2007 to June 30, 2007, by $54.

        WRC Media's revenues in 2007 increased $3 to $137, compared with $134 in 2006. The increase in revenues is mainly due to an increase in third party software sales at CompassLearning, which was partially offset by a decrease in publishing revenues. Publishing revenues decreased due to a reduction in orders for library services, a decline in the book preview program at Gareth Stevens and the discontinuance of an insert program at Weekly Reader.

        Direct Holdings' revenues in 2007 decreased $8 to $252, compared with $260 in 2006. The decrease in Direct Holdings' revenues was primarily attributable to planned reductions in unprofitable customer promotion activity in its European operations, offset by favorable results of TV, Internet and customer service promotions in the United States.

  Operating Loss

        Operating loss in 2007 was $(36), an increase of $(23), as compared with the 2006 operating loss of $(13). The increase in operating loss during 2007 is due to the acquisition of The Reader's Digest Association, Inc. on March 2, 2007.

        The Reader's Digest Association, Inc. operating loss was $(28) for the period from March 3, 2007 to June 30, 2007. The operating loss is impacted by: certain purchase accounting fair value adjustments of $(63) including $(54) in reduced revenue due to fair value adjustment to unearned revenue as described above; other operating charges of $(36) mainly for restructuring and corporate unallocated expenses of $(14). The loss was reduced by $7 due to a lower of cost or market inventory adjustment in our School & Education Services segment, at QSP, related to certain performance and delivery issues with their chocolate supplier. The inventory cost reduction was recognized as a credit to product, distribution and editorial expenses during 2007.

        Other operating charges of $(36) mainly consist of restructuring charges $(15) related to the integration of WRC Media's and Direct Holdings' operations; $(15) related to the May 2007 restructuring of our agreement with World's Finest Chocolate ("WFC") to, among other things, reduce the term of the agreement from December 21, 2020 to December 31, 2009, reduce the annual minimum tonnage purchase requirements for the remaining term of the agreement, phase out the fundraising exclusivity rights previously granted to QSP (effective January 1, 2008) and eliminate certain employment restrictions; and $(4) related to our contract with a supply change consulting firm engaged to analyze cost reduction opportunities.

        WRC Media reported a $0 operating profit (loss) in 2007 as compared with a 2006 operating profit of $3. The decrease in operating profit is attributed to an increase in software amortization at CompassLearning's Odyssey software educational software and lower revenues discussed above. Additionally, promotion, marketing and administrative expenses increased mainly due to deal related costs incurred in connection with the Acquisition Transaction. Such increases were offset by lower intangibles amortization due to the impairment and write-off of certain definite-lived intangibles in 2005.

        Direct Holdings' operating loss in 2007 was $(8), an improvement of $7, as compared with the 2006 operating loss of $(15). The decrease in operating loss at Direct Holdings was principally attributable to the sale of Lillian Vernon Corporation ("LVC") to an unrelated third party in May 2006. Since the third party purchaser of LVC did not assume certain LVC outstanding balances owed to Direct Holdings for prepaid fulfillment and distribution services, the then outstanding LVC net receivable of $13 was determined to be fully impaired and was written off in 2006. Additionally, in 2006, Direct Holdings also reversed a $3 accrual due to the settlement of estimated royalty payments.

  Interest Expense

        Interest expense, net increased $(54) to $(79) in 2007, compared with $(25) in 2006. The increase is principally attributable to an increase in interest expense of $(53) related to the 2007 Credit Facility and the Senior Subordinated Notes. As of June 30, 2007, we had outstanding debt of $1,292 under the 2007 Credit Facility, which includes $85 outstanding under our $300.0 revolving credit facility, and $600 of 9% Senior Subordinated Notes due 2017. The increase in interest expense is also attributable to the

March 2, 2007 repayment of WRC Media's previously existing debt, in which WRC Media incurred prepayment and forbearance fees of $(5) and wrote off unamortized deferred financing fees of $(3). The weighted average interest rates were 8.7% and 13.4% in 2007 and 2006, respectively.

  Gain on Recapitalization at WRC Media

        In connection with the repayment of WRC Media's second-lien term loan credit agreement, WRC Media recognized a gain as accrued interest of $19 on the second-lien term loan originally recorded in connection with a troubled debt restructuring in 2006 was not required to be paid.

  Income Taxes

        The 2007 income tax benefit of $5 reflects a foreign income tax provision of ($13) and a domestic tax benefit of $18. The domestic tax benefit primarily relates to the decrease in certain deferred tax liabilities for which neither a corresponding current tax payable nor a decrease in net deferred tax assets resulted. Additionally, the domestic tax provision also reflects the establishment of $13 valuation allowance on net operating loss and foreign tax credit carry forwards. The foreign income tax provision reflects the establishment of $6 of valuation allowance on certain net operating loss carry forwards since it is was more likely than not that the deferred tax assets will not be realized. The 2007 income tax benefit also includes a $3 charge of foreign withholding tax and U.S. income tax on certain unremitted foreign earnings that previously had been considered permanently reinvested.

Liquidity and Capital Resources

        The consolidated statement of cash flows for the year ended June 30, 2008 is summarized below:

Cash and cash equivalents at June 30, 2007	$50
Net change in cash due to:
Operating activities	(55)
Investing activities	(3)
Financing activities	90
Effect of exchange rate fluctuations on cash and cash equivalents	(3)

Net change in cash and cash equivalents	29

Cash and cash equivalents at June 30, 2008	$79

        Cash and cash equivalents increased to $79 as of June 30, 2008, compared with $50 as of June 30, 2007. The increase in cash is attributed to the proceeds of new borrowings offset by cash distributions to repay debt outstanding. Cash flow from operations improved to $(55) as of June 30, 2008, compared with $(176) for the year ended June 20, 2007. In 2008, our increase in operating loss from continuing operations compared to 2007 was more than offset by reduced cash outflows related to accounts payable and accrued expenses, increased deferred revenue and the impact of goodwill and intangible asset impairments.

  Borrowings

  2007 Credit Facility

        On March 2, 2007, we entered into a credit agreement providing for a six-year senior secured $300.0 revolving credit facility and a seven-year $1,310.0 term loan (the "2007 Credit Facility"). The 2007 Credit Facility term loan includes within the above-mentioned facilities a US$100.0 term loan tranche made available in an equivalent amount of euros to one of our German subsidiaries. At June 30, 2008 and June 30, 2007, $192.5 and $85.2, respectively, was outstanding under the revolving credit facility. With respect to the term loan, $1,312.7 and $1,309.3 was outstanding as of June 30, 2008 and June 30, 2007, respectively, comprised of both the United States and German borrowings. Financing fees of $40.4 related to the 2007 Credit Facility were deferred and are amortized over the life of the agreement.

        Borrowings under the term loan bear interest at a rate equal to an applicable margin plus, at our option, either (a) a base rate ("Base Rate") determined by reference to the higher of (1) the prime rate and (2) the federal funds rate plus 0.50% or (b) a Eurocurrency rate ("Eurocurrency Rate") determined by reference to the rate for Eurocurrency deposits for a period of one, two, three or six months or, subject to availability to the lenders, nine or twelve months, as selected by us. For Base Rate loans and Eurocurrency Rate loans, the applicable margin is 1.00% and 2.00%, respectively.

        Borrowings under the revolving credit facility bear interest at a percentage per annum equal to, at our option, either (1) the Base Rate plus 1.25% for Base Rate loans or (2) the Eurocurrency Rate plus 2.25% for Eurocurrency Rate loans. Applicable margins with respect to revolving loans will be subject to reduction by up to 0.75% based on our consolidated leverage ratio from time to time.

        We are required to pay a commitment fee for the revolving credit facility for the average daily unutilized commitments. The initial commitment fee rate is 0.375% per annum and may be reduced to 0.25% subject to our attaining certain leverage ratios.

        The 2007 Credit Facility generally requires us to prepay outstanding term loans upon the occurrence of certain defined events, including net cash proceeds of any incurrence of new debt (as defined), certain assets sales or dispositions (as defined) and 50% (which percentage will be reduced if our total leverage ratio is less than certain ratios) of our annual excess cash flow (as defined).

        In addition, we are required to repay the term loan in equal quarterly installments beginning June 30, 2007 (with any remainder expected to be due on March 2, 2014) in aggregate annual amounts equal to 1.0% of the initial aggregate principal amount. The principal amount outstanding under the revolving credit facility is due and payable in full at maturity, on March 2, 2013.

        All obligations under the 2007 Credit Facility are unconditionally guaranteed by RDA Holding Co., us and, subject to certain exceptions, each of RDA Holding Co.'s direct and indirect domestic wholly-owned subsidiaries (collectively referred to as the "Guarantors"). The loans made to our German subsidiary are also unconditionally guaranteed by its subsidiaries as well as secured by all of the stock and assets of those subsidiaries (subject to certain exceptions).

        All obligations under the 2007 Credit Facility, and the guarantees of those obligations, are generally secured by the following assets of the Guarantors: (i) 100% of our common stock and each of our direct and indirect domestic subsidiaries and 65% of the voting common stock and 100% of the non-voting common stock of our direct and indirect foreign subsidiaries and (ii) a security interest in substantially all our tangible and intangible assets. Subject to certain exceptions, all obligations of each non-U.S. borrower are unconditionally guaranteed by each restricted subsidiary of such borrower.

        The 2007 Credit Facility contains a number of covenants that, among other things, restrict, subject to certain exceptions, our ability to: (i) incur additional indebtedness or issue shares by subsidiaries, (ii) create liens on assets, (iii) engage in mergers or consolidations, (iv) sell assets, (v) pay dividends and distributions, (vi) make investments, loans or advances, (vii) repay subordinated indebtedness (including the Senior Subordinated Notes described below), (viii) make certain acquisitions, (ix) engage in certain transactions with affiliates, (x) enter into certain burdensome agreements, (xi) amend material agreements governing our subordinated indebtedness (including the Senior Subordinated Notes), and (xii) change our lines of business and (xiii) make capital expenditures.

        In addition, the 2007 Credit Facility includes a financial covenant requiring us to comply with a maximum leverage ratio, as defined. The 2007 Credit Facility also contains certain defined customary affirmative covenants and events of default.

        We entered into interest rate swap agreements with a notional value totaling $750.0, involving the exchange of floating- for fixed- rate interest payments, to reduce interest rate volatility and to comply with the interest rate provisions of our 2007 Credit Facility. See Note 8, Financial Instruments to our Notes to the Consolidated, Combined Consolidated and Combined Financial Statements for additional information.

  Senior Subordinated Notes and Indenture

        On March 2, 2007, we entered into an Indenture among us, the Guarantors (as defined therein) and The Bank of New York, as Trustee, pursuant to which we issued $600.0 unregistered 9% Senior Subordinated Notes due 2017 (the "Senior Subordinated Notes") in a private offering. Financing fees of $24.8 related to the Senior Subordinated Notes were deferred and are amortized over the life of the agreement. In June 2008, in accordance with the terms of a Registration Rights Agreement, dated as of March 2, 2007, we exchanged our unregistered notes in a registered Exchange Offer for an equal amount of registered 9% Senior Subordinated Notes due 2017 guaranteed by the Guarantors on a senior subordinated basis, with terms substantially identical in all material respects to the unregistered Senior Subordinated Notes, except that the registered Notes do not contain terms with respect to transfer restrictions or any increase in annual interest rate. The Exchange Offer commenced on June 30, 2008 and expired on July 29, 2008.

        The Senior Subordinated Notes mature on February 15, 2017. Interest on the Senior Subordinated Notes accrues at the rate of 9% per annum and is payable semi-annually in arrears on February 15 and August 15, commencing on August 15, 2007, to the holders of Senior Subordinated Notes of record on the immediately preceding February 1 and August 1. Interest on the Senior Subordinated Notes is computed on the basis of a 360-day year comprised of twelve 30-day months.

        The Senior Subordinated Notes are guaranteed on a senior subordinated basis by all of our subsidiaries that guarantee our obligations under the 2007 Credit Facility. Any domestic subsidiaries that in the future guarantee our indebtedness will also guarantee the Senior Subordinated Notes. The guarantees of the Senior Subordinated Notes will be released when the guarantees of our 2007 Credit Facility indebtedness are released.

        The guarantees of the Senior Subordinated Notes are unsecured senior subordinated obligations of our subsidiary guarantors and have the same ranking with respect to indebtedness of our subsidiary guarantors as the Senior Subordinated Notes have with respect to our indebtedness.

        We may redeem some or all of the Senior Subordinated Notes at any time prior to February 15, 2012 at a price equal to 100% of the principal amount of the Senior Subordinated Notes plus accrued and unpaid interest plus a defined "make-whole" premium. The Senior Subordinated Notes are also redeemable at our option, as defined, in whole or in part, at any time on or after February 15, 2012.

        At any time prior to February 15, 2010, we may redeem, at our option, up to 35% of the original principal amount of the Senior Subordinated Notes with the proceeds of one or more equity offerings at a redemption price of 109% of the principal amount of the Senior Subordinated Notes, together with accrued and unpaid interest, if any, to the date of redemption.

        Upon the occurrence of a change of control (as defined) of The Reader's Digest Association, Inc., holders of the Senior Subordinated Notes have the right to require us to repurchase all or a portion of the Senior Subordinated Notes at a purchase price in cash equal to 101% of the principal amount of the Senior Subordinated Notes plus accrued and unpaid interest.

        The Indenture, among other things, limits our ability and the ability of our subsidiaries to: (i) incur, assume or guarantee additional indebtedness, (ii) issue redeemable stock and preferred stock, (iii) repurchase common stock, (iv) make other restricted payments, including, without limitation, paying dividends and making investments, (v) create liens, (vi) redeem debt that is junior in right of payment to the Senior Subordinated Notes, (vii) sell or otherwise dispose of assets, including common stock of subsidiaries, (viii) enter into agreements that restrict dividends from subsidiaries or (ix) enter into mergers or consolidations.

        On March 31, 2008, we redeemed the remaining $.05 aggregate outstanding principal amount of our previously issued 6 1/2% Senior Notes Due 2011, at a redemption price of 103.25% of the principal amount thereof plus accrued and unpaid interest to the redemption date.

  Derivative Instruments

        Please see Note 8—Financial Instruments—Derivative Instruments in our Notes to the Consolidated, Combined Consolidated and Combined Financial Statements.

  Other Liquidity Matters

        International lines of credit and overdraft facilities totaled $55.1 and $41.6 at June 30, 2008 and June 30, 2007, respectively, of which $12.3 and $23.5 were outstanding. The interest rate on outstanding borrowings at June 30, 2008 was 5.5%. The interest rate on outstanding borrowings at June 30, 2007 ranged from 5.4% to 6.5%, respectively. The lines of credit are subject to renewal annually.

        As of June 30, 2008 and June 30, 2007 there were $4.6 and $2.9, respectively, in stand-by letters of credit serving as security for a real estate lease entered into by WRC Media and as security for a surety bond related to sweepstakes promotions.

        Subsequent to the fiscal 2008 year-end, we entered into agreements to sell our home party-planning business, Taste of Home Entertaining, Inc., and our schools and youth fundraising division consisting of QSP, Inc., Quality Service Programs, Inc., and their affiliated subsidiaries in the United States and Canada. Management had concluded that these businesses were no longer consistent with our strategic direction. The TOHE transaction closed on July 25, 2008. Consideration for such sale was a $1.0 subordinated note with interest and principal due in 2012, plus an earn out based upon the year-four operating profits generated by the TOHE business. The QSP sale closed on August 22, 2008 for a purchase price of $110.0, subject to certain closing balance sheet adjustments. We intend to reinvest the net cash proceeds from the sale of QSP in assets useful for our business within a period of 12 months. If not reinvested within a period of twelve months, the sales proceeds must be used to pay down term loan debt.

Contractual Obligations and Commitments

        For information regarding debt and other obligations, including lease commitments and contingencies, please see Note 14, Commitments and Contingencies in our Notes to Consolidated, Combined Consolidated and Combined Financial Statements.

        In the normal course of business, we enter into long-term arrangements with suppliers for raw materials and merchandise and with other parties whose recordings or works we use in our products. These arrangements may contain minimum purchase requirements. We enter into these agreements to facilitate an adequate supply of materials and to enable us to develop better products for sale to our customers. The table below details our significant contractual obligations and the timing of payments due for those contracts with minimum purchase requirements. The amount reported for commitments does not include any potential settlements with regard to uncertain tax positions.

	Payment due by period
Contractual Obligations	Less than one year	One to three years	Three to five years	More than five years
Debt obligations (1):
2007 Credit Facility	$13	$26	$26	$1,440
Senior Secured Notes	—	—	—	600
Interest (5)	143	284	267	248
Lease commitments:
Operating leases	34	56	46	75
Purchase commitments:
World's Finest Chocolate (2)	10	4	—	—
Royalty contracts	2	2	1	—
Pension and postretirement obligations (3)	63	165	129	322
Service and outsource contracts (4)	32	26	16	5

Total	$297	$563	$485	$2,690

(1)
See Note 12, Debt in our Notes to Consolidated, Combined Consolidated and Combined Financial Statements for additional information.

(2)
In May 2007, QSP, Inc. restructured its agreement with World's Finest Chocolate to, among other things, reduce the term of the agreement from December 31, 2020 to December 31, 2009, reduce our annual minimum tonnage purchase requirements for the remaining term of the agreement, phase out the fundraising exclusivity rights previously granted to QSP, Inc. (effective January 1, 2008), and eliminate certain employment restrictions. The commitments detailed above represent our minimum purchase requirements of chocolate products from fiscal 2008 until the agreement terminates at the end of calendar 2009. If the tonnage purchase requirements are not met, QSP, Inc. is subject to certain penalties as defined in the restructured agreement. In connection with our sale of QSP on August 22, 2008, we retained the liability for payments under the World's Finest Chocolate agreement, which include a $3.0 contractual payment to be paid to World's Finest Chocolate in February 2009, as well as certain potential contractual minimum tonnage shortfall penalty payments due to World's Finest Chocolate for calendar years 2008 and 2009. See Note 18, Subsequent Events to our Notes to the Consolidated, Combined Consolidated and Combined Financial Statements for additional information.

(3)
This item includes payments that are expected to be made for pension and postretirement benefits. Amounts in "More than five years" category only include projected payments from fiscal 2014 through fiscal 2018. See Note 9, Pension Plans and Other Postretirement Benefits in our Notes to Consolidated, Combined Consolidated and Combined Financial Statements for additional information.

(4)
This item includes a number of service contracts, such as product fulfillment agreements and information technology license and maintenance agreements. These contracts terminate at varying dates ranging from fiscal 2009 through 2012.

(5)
Assumes average interest rate remains constant at June 30, 2008 level and debt reduced annually by amounts shown in "Debt Obligations."

        On October 17, 2007, we entered into a seven year contract with Williams Lea, a global corporate information solutions provider. Under the contract, Williams Lea delivers outsourced print procurement and marketing solutions to our operations in 29 countries across the United States and Canada, Europe, Middle East, Asia Pacific and Latin America. Williams Lea has assumed the promotional printing operations of our direct-mail business, providing us with increased leverage and purchasing power by virtue of Williams Lea's expertise and global scale. The contract with Williams Lea is expected to reduce our print procurement cash expenditures by an aggregate of approximately $130.0 over the first three years.

Critical Accounting Policies

        Our significant accounting policies are more fully described in Note 1, Organization and Summary of Significant Accounting Policies, in our Notes to Consolidated, Combined Consolidated and Combined Financial Statements. The accounting policies described below are those that we believe are critical to an understanding of our financial statements and require management to make significant judgments. These judgments entail estimates and assumptions that are essential to determining the recorded amounts and their impact on our operating results. Due to the uncertainty inherent in these estimates and assumptions, actual results may differ. The determination of the accounting policies that are critical and the assumptions and estimates that we have made have been reviewed and discussed with the Audit Committee of our Board of Directors.

  Allocation of Purchase Consideration to Goodwill

        Included in the financial statements are the purchase method of accounting adjustments related to the Acquisition Transaction, the WRC Media Merger and Direct Holdings Stock Acquisition. See Note 2, Entities under Common Control and Note 3, Acquisitions and Divestitures in our Notes to the Consolidated, Combined Consolidated and Combined Financial Statements for additional information. The cost of the Acquisition Transaction was used to establish a new accounting basis at The Reader's Digest Association, Inc. and subsidiaries, by allocating the cost of the assets acquired, including identified intangible assets totaling $1,078 and liabilities assumed at estimated fair values. The excess of the cost of the acquisition, including transactions costs, over the amounts assigned to the net liabilities assumed of $1,765 was recorded to goodwill and pushed down to the reporting units using the enterprise value.

        The purchase price paid to the holders of the common stock of WRC Media and Direct Holdings not owned by investment funds affiliated with Ripplewood (38.5% in the case of WRC Media and 15.6% in the case of Direct Holdings) in the WRC Media Merger and the Direct Holdings Stock Acquisition was also accounted for using the purchase method of accounting. Accordingly, only 38.5%, in the case of WRC Media, and 15.6%, in the case of Direct Holdings, of assets acquired and liabilities assumed have been adjusted to their fair market value, with the remaining percentage recorded at historical carrying amounts.

        The estimated fair values were determined using a number of factors, including the use of certain valuation methodologies (i.e. discounted cash flow projections, cost to reproduce or replace and market data where appropriate) and certain operational assumptions and estimates (i.e. revenue and operational growth rates). The principal factors used in the discounted cash flow analysis requiring judgment are the weighted average cost of capital and growth rate assumptions. Due to the many variables inherent in the estimation of fair value, differences in assumptions and estimates may have a material effect on the results of our future goodwill and intangible impairment tests. See "Long-Lived Assets" discussion below and Note 7, Goodwill and Other Intangible Assets, Net in our Notes to the Consolidated, Combined Consolidated and Combined Financial Statements for additional information.

  Revenue Recognition

        Our primary revenue recognition policies for our key products are described below.

         Magazines—Sales of our magazine subscriptions, less bad debt and return reserves are deferred and recognized as revenues proportionately, on the first day of each month, over the subscription period. Revenues from sales of magazines through the newsstand are recognized at the issue date, net of an allowance for returns. Advertising revenues are recorded as revenues at the time the advertisements are published, net of discounts and advertising agency commissions.

         Sponsor Fundraising Programs—Our sponsor fundraising program business, which, in 2008, operated principally through QSP receives its revenues net of amounts due to its sponsors. Accordingly, we present revenues net of sponsors' earnings. Sales of subscriptions to magazines published by other companies and sales of music products are recorded as revenues at the time orders are submitted to the publisher, net of bad debts and remittances to magazine and music publishers.

         Books, Display Marketing and Other Products—Revenues are recorded when title passes, net of provisions for estimated returns and bad debts. Title passes upon time of shipment. For our display marketing products, title passes either at the point of sale or at the time of shipment. In certain circumstances, our promotion entitles the customer to a preview period. Revenue generated by these promotions is recognized after the preview period lapses.

         Software Products—We recognize revenue for software sales upon shipment of the product, provided collection of the receivable is probable, payment is due within one year and the fee is fixed or determinable. If an acceptance period is required, revenues are recognized upon the earlier of customer acceptance or the expiration of the acceptance period. If significant post-delivery obligations exist, revenues are deferred until no significant obligations remain. Revenue from service contracts, installation and user training is recognized as the services are performed. Software hosting services and post-contract support is recognized ratably over the term of the related contract. Included in unearned revenues is our obligation to perform under signed contracts for which payment has been made.

        Software revenues are recognized based on the residual method. We allocate the aggregate revenue from multiple element arrangements to each element based on vendor specific objective evidence. We have established vendor-specific objective evidence for installation, training and post-contract support, as we sell installation, training and post-contract customer support independent of multiple element agreements. Customers are charged standard prices for the installation, training and post-contract customer support, and these prices do not vary significantly from customer to customer.

        If we enter into a multiple element agreement where vendor-specific objective evidence of fair value for each element of the arrangement does not exist, all revenue from the arrangement is deferred until all elements of the arrangement are delivered.

  Estimates of Returns and Bad Debt

        Our ability to accurately estimate returns and bad debt is critical in determining the amount of revenue to recognize. We present our revenues net of an allowance for returns and bad debts.

        We estimate returns for all products, as well as cancellations of magazine subscriptions, based on historical data, method of promotion and results of market testing for the products. Reserve levels are adjusted as actual return data is received. On a consolidated basis, our estimates of returns have not differed significantly from actual results.

        Estimates of bad debts are prepared using historical data based on the type of product and promotion and the source of customer. We review our bad debt reserves periodically to ensure they are appropriately stated. If actual results differ from our estimates, the reserve is adjusted as actual bad debt data is received. On a consolidated basis, our estimates of bad debts have not differed significantly from actual results.

        Revenues for our books and home entertainment and magazine businesses are principally driven by direct mail and, therefore, are the most sensitive to changes in payment rates and returns. Our School and Education Services businesses are much less susceptible to changes in payment rates and returns because the businesses in this segment collect most of their cash at the point of sale.

  Inventory Valuation

        We periodically assess our inventory for obsolescence and to ensure it is recorded at the lower of cost or market value. In estimating the necessary inventory lower of cost or market adjustment, we forecast demand for products on hand and assess market conditions, including potential usage in future promotions. We also consider the shelf-life of our perishable inventory. Adjustments to inventory are recorded in product, distribution and editorial expenses on the statements of operations.

  Deferred Promotion Costs and Related Amortization

        Promotion costs for our books and home entertaining advertising costs are deferred only if certain criteria are met, including whether the future profit expected to be generated by a promotional campaign is greater than the costs deferred. Estimates of revenues and profits to be generated and of returns are made using historical data based on the type of product, method of promotion and customer targeted. As actual results for a specific promotional campaign are received, the campaign is reassessed. On a consolidated basis, our estimates have not differed significantly from actual results. To the extent that capitalized costs of the campaign exceed the profit expected to be generated, the difference is expensed immediately. Amortization related to deferred promotion expenses is included in promotion, marketing and administrative expenses on the statements of operations.

  Pension Assumptions

        The calculation of pension income (expense) is based on various actuarial assumptions. We review these assumptions annually, together with actuarial consultants.

        During our periodic review of assumptions used in determining the net pension income (expense) to be recorded in 2008, we examined the assumed long-term rate of return on pension assets and the discount rate. Currently, the long-term rate of return on pension assets is the most significant factor in determining our net pension income (expense). The assumed long-term rate of return on pension assets represents the rate of return we expect our pension assets to earn over an extended time horizon. Accordingly, significant changes in this rate due to short-term fluctuations in market conditions are not appropriate.

        In 2008, our assumed long-term rate of return on pension assets, used to determine net pension income for our over-funded U.S. plan, was 8.5%. Based on our projections and expectations of future performance, we have not changed our long-term rate of return on pension assets for 2008. A 25 basis point decrease in the long-term rate of return on pension assets used for 2008 would have decreased net pension income by $1.8. Because our U.S. Retirement Plan is over-funded, this would not have affected our funding strategy.

        In 2008, our assumed long-term rate of return on our international pension assets, used to determine the net pension expense, was 7.11%. Based on our projections and expectations of future performance, our long-term rate of return on international pension assets for fiscal 2009 was adjusted to 6.71%. A 25 basis point decrease in the weighted average long-term rate of return on pension assets used for 2008 would have increased net pension expense by approximately $0.8.

        The discount rate is currently not a significant assumption in calculating the net pension income or benefit obligation for our U.S. plan because the plan is mature and includes a significant number of retirees who are currently receiving benefits. Accordingly, the period over which the obligation is discounted is much smaller than it would be for other employers' plans. In 2008, the discount rate used to determine the pension income for our U.S. plans was 6.25%. Our discount rate for the 2009 pension income will increase to 6.50%. A 25 basis point decrease in the discount rate used for 2008 would have increased net pension expense by $0.3. The discount rate is matched to yield curves reflective of the cash flows of our plan and also compared to indices of high-quality long-term corporate bonds of the appropriate duration.

        For the international plans, the weighted average discount rate used to determine the pension expense was 5.57% in 2008. The weighted average discount rate projected for pension expense in 2009 is expected to increase to 6.60%. This is primarily driven by the increase in rates of high-quality long-term corporate bonds in the United Kingdom. A 25 basis point decrease in the discount rate used for 2008 would have increased net pension expense by approximately $0.5. The discount rates are generally set by reference to yields of high-quality long-term corporate bonds of the appropriate duration.

        Income and expenses associated with our pension plans are included in promotion, marketing and administrative expenses on the statements of operations. Impacts on respective countries vary depending on the nature of each individual plan.

  Restructuring Charges

        Restructuring charges are recorded in accordance with SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities or SFAS No. 112, Employers' Accounting for Post employment Benefits. Under SFAS No. 146, costs associated with restructuring actions, including one-time severance benefits, are only recorded once a liability has been incurred. However, the severance programs at Reader's Digest Association, Inc. generally do not qualify as one time benefits; therefore, we recognize severance amounts pursuant to SFAS No. 112 and SFAS No. 88, Employers Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits (the impact of pension curtailments and settlements that are directly attributable to our restructuring actions are recorded in accordance with SFAS No. 88). Severance incurred in connection with the Acquisition Transaction is recognized in connection with purchase accounting and in accordance with EITF Issue No. 95-3 Recognition of Liabilities in Connection with a Purchase Business Combination. Severance charges represent the cost to separate employees from our operations in order to streamline the organization. The separation is accomplished through a combination of voluntary and involuntary severance programs. As such, severance amounts are recorded when a termination plan is developed and approved, including the identification of positions to be separated, and when payment is probable and estimable. Other amounts related to restructuring actions, including charges to terminate contractual obligations in connection with streamlining activities, are estimated and recorded in accordance with SFAS No. 146.

        The impact of restructuring charges is recorded in other operating items, net on the statements of operations. See Note 4, Other Operating Items, Net to our Notes to the Consolidated, Combined Consolidated and Combined Financial Statements for further information.

  Long-Lived Assets

        Goodwill and intangible assets with indefinite lives are assessed for impairment annually or on an interim basis if indicators of impairment are present. These assessments, which require a significant level of judgment, involve management's estimates of future cash flows, market trends and other factors. If goodwill and intangibles with indefinite lives are determined to be impaired, a loss is recorded.

        Management's estimates of future cash flows take into consideration market trends and our internal projections of performance relative to other constraints, including the efficiency and effectiveness of sales channels and potential changes in market penetration. External factors, such as competition and the health of regional economies, must also be considered. Although these factors are critical to assessing impairment, estimates of fair value are also sensitive to small changes in profit margins and discount rates.

        Intangible assets with finite lives must be assessed for impairment whenever changes in circumstances indicate that the assets may be impaired. We assess recoverability by comparing the asset's carrying amount to the undiscounted future net cash flows expected to be generated by the asset. To the extent the carrying value of the asset exceeds its future cash flows, an impairment loss is recorded based on the fair value of the asset. During 2008, we incurred goodwill and impairment charges of $307.2. See Note 7, Goodwill and Other Intangible Assets, Net to our Notes to the Consolidated, Combined Consolidated and Combined Financial Statements for additional information.

        In addition to the above, property, plant and equipment is reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of that asset may not be recoverable in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. We assess recoverability by comparing the asset's carrying amount to the undiscounted future net cash flows expected to be generated by the asset. If we determine that the asset is impaired, the impairment recognized is the amount by which the carrying amount of the asset exceeds the fair value of the asset. Impairments are recorded in other operating items, net on the statements of operations. See Note 4, Other Operating Items, Net to our Notes to the Consolidated, Combined Consolidated and Combined Financial Statements.

  Income Taxes

        Income taxes are accounted for in accordance with SFAS No. 109, Accounting for Income Taxes, which requires that deferred tax assets and liabilities be recognized, using enacted tax rates, for the effect of temporary differences between the book and tax bases of recorded assets and liabilities. Deferred tax assets, including net operating losses, are reduced by a valuation allowance if it is "more likely than not" that some portion or all of the deferred tax assets will not be realized.

        We are subject to tax in a number of locations, including many state and foreign jurisdictions. Significant judgment is required when calculating our world-wide provision for income taxes. In July 2006, the Financial Accounting Standards Board issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement 109. This interpretation provides guidance to address uncertainty in tax positions and clarifies the accounting for income taxes by prescribing a minimum recognition threshold which income tax positions must achieve before being recognized in the financial statements. We adopted FIN 48 on October 1, 2007, and were not required to record a change to retained earnings due to the adoption. We consider many factors when evaluating and estimating our tax positions and tax benefits, which may require periodic adjustments and which may not accurately anticipate actual outcomes. It is reasonably possible that the amount of the unrecognized benefit with respect to certain of our unrecognized tax positions will significantly increase or decrease within the next 12 months. These changes may be the result of settlement of ongoing audits or final decisions in transfer pricing matters. See Note 11, Income Tax to our Consolidated, Combined Consolidated and Combined Financial Statements.

Recent Accounting Standards

        In September 2006, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 157, Fair Value Measurements (SFAS No. 157). This Statement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. In February 2008, the FASB issued FASB Staff Position No. 157-2, Effective Date of FASB Statement No. 157 ("FSP No. 157-2"). FSP 157-2 delays the effective date of SFAS No. 157, for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually).

        In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS No. 159 permits entities to voluntarily choose to measure many financial assets and financial liabilities at fair value. The election is made on an instrument-by-instrument basis and is irrevocable. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. We are currently evaluating the provisions of SFAS No. 159 and will adopt this new standard, as required, beginning July 1, 2008.

        In December 2007, the FASB issued SFAS No. 141(R) Business Combinations. SFAS No. 141(R) clarifies the accounting for business combinations and provides additional guidance on disclosure requirements. SFAS No. 141(R) will require the recognition of 100% of the fair values of assets acquired, liabilities assumed and non-controlling interests in acquisitions of less than 100% controlling interest when the acquisition constitutes a change in control in the acquired entity, all acquisition-related transaction costs will be expensed as incurred and will require the expensing of acquisition-related restructuring costs as incurred unless the criteria in SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities are met, as of the acquisition date. SFAS No. 141(R) is effective for business combination transactions for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. We are currently evaluating the provisions of SFAS No. 141(R) and plan on adopting this new standard, as required, beginning July 1, 2009. The impact of this standard will be dependent on the level of acquisitions by the Company in the future.

        In March 2008, FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133 (SFAS No. 161). SFAS No. 161 requires enhanced disclosures concerning (1) the manner in which an entity uses derivatives (and the reasons it uses them), (2) the manner in which derivatives and related hedged items are accounted for under SFAS No. 133 and interpretations thereof, and (3) the effects that derivatives and related hedged items have on an entity's financial position, financial performance, and cash flows. The standard is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company is currently evaluating its potential impact of adopting SFAS No. 161.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        The functional currency for our foreign operations is the local currency. In the normal course of business, significantly all of the transactions of our foreign operations occur in the local currency. We purchase forward contracts to minimize the effect of fluctuating currencies on specifically identifiable transactions. These transactions were minimal in both 2008 and 2007. Based on our historical experience, we expect the foreign exchange gains and losses over the next year also to be minimal.

        Interest expense related to our 2007 Credit Facility is sensitive to changes in the general level of U.S. interest rates. The 2007 Credit Facility includes within the above-mentioned facilities a US$100.0 term loan tranche made available in an equivalent amount of euros to one of our German subsidiaries. Borrowings under the term loan bear interest at a rate equal to an applicable margin plus, at our option, either (a) a base rate ("Base Rate") determined by reference to the higher of (1) the prime rate and (2) the federal funds rate plus 0.50% or (b) a Eurocurrency rate ("Eurocurrency Rate") determined by reference to the rate for Eurocurrency deposits for a period of one, two, three or six months or, subject to availability to the lenders, nine or twelve months, as selected by us. For Base Rate loans and Eurocurrency Rate loans, the applicable margin is 1.00% and 2.00%, respectively.

        Based on our average debt outstanding under this agreement over the past twelve months, a 1% change in the interest rate charged on these borrowings would have affected our 2008 interest expense by $7.7.

        We entered into interest rate swap agreements with a notional value totaling $750.0, involving the exchange of floating- for fixed rate interest payments, to reduce interest rate volatility and to comply with the interest rate provisions of our 2007 Credit Facility.

        Additional information is available in Note 8, Financial Instruments to our Notes to our the Consolidated, Combined Consolidated and Combined Financial Statements.

ITEM 8.    FINANCIAL STATEMENTS

        The financial statements are listed in the accompanying Index to Combined Consolidated Financial Statements in this Annual Report on Page F-1.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

ITEM 9A(T).    CONTROLS AND PROCEDURES

Inherent Limitations on Effectiveness of Controls

        Our disclosure controls and procedures and our internal controls over financial reporting may not prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons or by collusion of two or more people. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of controls effectiveness to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

Evaluation of Effectiveness of Disclosure Controls and Procedures

        We maintain disclosure controls and procedures that are designed to ensure that information is timely recorded, processed, summarized and reported, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

        Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this Report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this Report were effective.

Management's Annual Report on Internal Control over Financial Reporting

        Management is responsible for establishing and maintaining adequate internal control over financial reporting. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate. This Annual Report does not include a report of management's assessment regarding internal control over financial reporting due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

Attestation Report of Independent Registered Public Accounting Firm

        This Annual Report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

Change in Internal Control Over Financial Reporting

        No change in our internal control over financial reporting occurred during the quarter ended June 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION

        None.

 PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information Concerning Our Directors

        The following is information about our directors:

Name	Age	Current Position with Company	Director of Company Since
Mary G. Berner	49	CEO and Director	2007
Timothy C. Collins	51	Director	2007
Harvey Golub	69	Chairman of the Board	2007
Andrew S. B. Knight	68	Director	2007
Andrew R. Lack	61	Director	2007
Eric Schrier	56	Director	2006
Steven T. Shapiro	40	Director	2007
Harris Williams	38	Director	2007

        Biographical information concerning our directors is set forth below.

        Mary G. Berner has served as our Chief Executive Officer and Director since the consummation of the Acquisition Transaction in March 2007. From November 1999 until January 2006, Ms. Berner led Fairchild Publications, Inc., first as President and CEO and then as President of Fairchild and an officer of Condé Nast when Fairchild became a division of Condé Nast Publications, Inc. in September 2005. Ms. Berner also serves as a director of the Reader's Digest Foundation, a charitable institution funded by contributions from The Reader's Digest Association.

        Timothy C. Collins has served as our Director since the consummation of the Acquisition Transaction in March 2007. Mr. Collins founded Ripplewood in 1995 and has been CEO and Senior Managing Director since its inception. Prior to founding Ripplewood, Mr. Collins managed the New York office of Onex Corporation, a Toronto-based investment company, from 1990 to 1995. Prior to Onex Corporation, Mr. Collins was a Vice President at Lazard Frères & Company from 1984 to 1990. Previously, he worked from 1981 to 1984 with the management consulting firm of Booz, Allen & Hamilton, specializing in strategic and operational issues of major industrial and financial firms. Mr. Collins is also the Chief Executive Officer of RHJ International SA. Mr. Collins currently also serves as a director of Commercial International Bank, RSC Equipment Rental, and RHJ International, and as a non-executive director of Weather Investments S.p.A., all of which are publicly traded. He also serves on the Board of Overseers of Weill Cornell Medical College, is a trustee of the Carnegie Hall Society and serves on the Board of Advisors of Yale University School of Management and Yale Divinity School.

        Harvey Golub has served as the Chairman of our Board of Directors since the consummation of the Acquisition Transaction in March 2007. Mr. Golub joined American Express in 1984 as President and CEO of IDS Financial Services (now known as Ameriprise Financial). In 1990, he was named Vice Chairman of American Express and elected a member of the company's Board of Directors. He was named President of American Express in July 1991 and elected CEO of American Express in January 1993 and Chairman of the Board in August 1993. Mr. Golub retired as CEO and Chairman of American Express in January 2001. Prior to joining IDS Financial Services, Mr. Golub was a senior partner with McKinsey & Co. Currently, Mr. Golub is the Executive Chairman of Ripplewood, as well as the Non-Executive Chairman of the Board of Campbell Soup Company. He also serves on the boards of RHJ International, Lincoln Center for the Performing Arts, the New York Presbyterian Hospital and the American Enterprise Institute, and as a member of the Advisory Board of Miller Buckfire & Co., LLC.

        Andrew S. B. Knight has served as our Director since the consummation of the Acquisition Transaction in March 2007. From 1996 until June 2008, Mr. Knight served as a non-executive Director of RIT Capital Partners, a U.K.-based public investment firm, and, since September 2008, is Chairman of its operating subsidiary, J. Rothschild Capital Management. Mr. Knight is also a director of News Corporation and was, until February 2008, a director of Templeton Emerging Markets Investment Trust PLC. He is a former editor of The Economist and served as Chief Executive of the Telegraph group, Chairman of News International and Deputy Chairman of Home Counties Newspapers Holdings PLC until its acquisition by Eastern Counties Newspapers. He is a past Chairman of the Shipston Home Nursing and Jerwood charities, and founder of the SMA Trust to further research into spinal muscular atrophy.

        Andrew R. Lack has served as our Director since the consummation of the Acquisition Transaction in March 2007. Mr. Lack is the Chairman of the Board of Sony BMG Music Entertainment. Mr. Lack also serves on the Board of Directors for MGM Holdings, Inc. From August 2004 to February 2006, Mr. Lack served as CEO of Sony BMG Music Entertainment, where he oversaw all operations of the global recorded music company. From January 2003 to August 2004, he served as Chairman and Chief Executive Officer of Sony Music Entertainment. Previously, Mr. Lack served as President and Chief Operating Officer of NBC. During his tenure with NBC, he oversaw Entertainment, News, including MSNBC and CNBC, NBC Stations, Sales, and Broadcast & Network Operations. From 1993 to 2001, Mr. Lack was the president of NBC News, where he transformed the News division into one of the most-watched news organizations. Before joining NBC, Mr. Lack spent much of his television career at CBS News, where his broadcasts earned numerous honors, including 16 Emmy Awards and 4 Alfred I. DuPont-Columbia University Journalism Awards.

        Eric Schrier has served as our Director since January 2006. He served as our President and Chief Executive Officer from January 2006 to March 2007, and the President for our North America segment from February 2003 to January 2006. Mr. Schrier served as our Senior Vice President and Global Editor-in-Chief from January 2000, when he joined Reader's Digest, until January 2006. He currently is an Industrial Partner in media for Ripplewood.

        Steven T. Shapiro has served as our Director since the consummation of the Acquisition Transaction in March 2007. Mr. Shapiro is a founding partner of GoldenTree Asset Management and a member of its Investment Committee. Prior to joining GoldenTree, Mr. Shapiro was a Managing Director in the High Yield Group at CIBC World Markets, where he was most recently Head of Media and Telecommunications Research. Prior to its acquisition by CIBC World Markets in 1995, Mr. Shapiro was a research analyst with The Argosy Group L.P. Before joining The Argosy Group L.P., Mr. Shapiro was a bankruptcy attorney with Stroock & Stroock & Lavan. Mr. Shapiro is a graduate of The University of Pennsylvania Law School and graduated with Honors from the University of Pennsylvania College of Arts & Sciences with a major in modern diplomatic history.

        Harris Williams has served as our Director since the consummation of the Acquisition Transaction in March 2007. Mr. Williams is a Managing Director at Ripplewood focused on the Media and Healthcare sectors. Prior to joining Ripplewood, Mr. Williams was in the investment banking division of Credit Suisse primarily focused on mergers and acquisitions and leveraged buyouts. While at Credit Suisse, Mr. Williams executed transactions across a range of industries including Aerospace, Automotive, Healthcare, Media, Oil & Gas, Real Estate and Technology. Mr. Williams also serves on the boards of the New York Children's Museum of the Arts and the Reader's Digest Foundation. Mr. Williams has an MBA from the Wharton School at the University of Pennsylvania and graduated as the top scholar from the Boston University School of Management with a BS in Business Administration. Effective February 11, 2008, upon the resignation of Jean Clifton, our Chief Financial Officer, Mr. Williams was appointed as our Acting Chief Financial Officer until his successor is appointed.

        The Stockholders' Agreement dated January 23, 2007, among RDA Holding Co. and RDA Investors I, LLC ("Ripplewood Fund I"), RDA Investors II, LLC ("Ripplewood Fund II") and RDA Investors III, LLC ("Ripplewood Fund III" and, together with Ripplewood Fund I and Ripplewood Fund II, the "Ripplewood Funds"), J. Rothschild Group (Guernsey) Ltd., GoldenTree Asset Management, LP. and the other stockholders of RDA Holding Co. (the "Stockholders' Agreement") contains agreement among the parties with respect to the election of our directors. Under the terms of the Stockholders' Agreement, the Ripplewood Funds set the size of our Board as they deem appropriate, and are entitled to propose the appointment of all our directors, including the Chairman of the Board and independent directors. Ripplewood has agreed that one director shall be designated by J. Rothschild Group (Guernsey) Ltd. and one director shall be designated by GoldenTree Asset Management, LP, subject to continuing stock ownership requirements. The Stockholders' Agreement requires that at least one director be "independent" for purposes of Rule 10A-3 promulgated under the Securities Exchange Act of 1934, as amended. Each party to the Stockholders' Agreement agrees to take all action necessary to effect the appointment to the Board of each director appointee of Ripplewood.

Information Concerning Our Executive Officers

        Biographical information concerning Mary A. Berner, our Chief Executive Officer, and Harris Williams, our acting Chief Financial Officer, who also serve as directors, is set forth above under the caption "Information Concerning Our Directors." Biographical information concerning our remaining executive officers is set forth below.

        William Adler, 56, has served as our Vice President, Global Communications since 2003. Prior to that, he served as our Senior Director, Global Communications since 2002. Mr. Adler joined Reader's Digest in July 1999 as Director, Corporate Communications. Mr. Adler also serves as a director of the Reader's Digest Foundation.

        Alyce Alston, 44, has served as our President, Home & Garden and Health & Wellness since March 2007. Prior to that, she was Chief Executive Officer of De Beers North America since March 2005. Ms. Alston joined De Beers after serving for five years with Fairchild Publications / Condè Nast Publications, where she was Group Publisher and Vice President of W, W Jewelry and Vitals magazines.

        Michael Brennan, 61, has served as our President, RD Europe and Chief Executive Officer of Direct Holdings U.S. Corp. since July 2007. Prior to that, he served as President, Latin America/Asia-Pacific, a position he held since 1998.

        Eva Dillon, 51, has served as our President, RD Community and President and Group Publisher, Reader's Digest, Selecciones and RD Large Print since April 2007. Prior to joining us, she served with Condè Nast as Vice President and Publisher of Cookie magazine from 2005 to April 2007. Prior to that, she worked for Fairchild Publications as its Vice President and Publisher of Jane magazine from 1995 to 2005. Ms. Dillon also serves as a director of the Reader's Digest Foundation.

        Suzanne Grimes, 49, has served as our President, Food & Entertaining since March 2007. Prior to joining us, she worked for Condè Nast Media Group as its Senior Vice President, Corporate Sales from August 2004 to March 2007. She was Vice President and Publisher of Glamour magazine from April 2001 to April 2004.

        Paul Heath, 48, has served as our President, RD Asia-Pacific since July 2007. He joined us in December 2001 as Managing Director of Australia and New Zealand. Prior to that he was with Gateway Computers where he was Vice President and Managing Director for the U.K. and Ireland, and previously Australia and New Zealand.

        Jodi Kahn, 44, has served as our President, Digital Business since she joined us in July 2006. From 1991 to 2006, she worked for Time Warner, Inc., serving as its Vice President, Business Strategy for

Time Inc. Interactive from 1999 to 2003. From 2004 to 2006, Ms. Kahn served as Publisher of TIME for Kids.

        Frank Lalli, 66, has served as our Vice President, Editor-in-Chief, International Editions and Magazine Development since November 2007. He joined us in July of 2002 as Vice President, Development Editor and held both leadership and consultant roles for the organization up and until his current leadership role. Prior to that, he was Editor-in-Chief of George after 17 years at Time Inc., where he edited Money magazine and rose to Senior Executive Editor of Time Inc.

        Andrea C. Martin, 48, has served as our President, RD Canada & Latin America since July 2007. Prior to that, she held various positions with our Canadian subsidiary including President and CEO from 2004 to 2007, Vice President Marketing and Home & Entertainment Publishing from 2003 to 2004 and Vice President Marketing Product Lines from 2001 to 2003.

        Todd McCarty, 42, has served as our Senior Vice President, Human Resources since March 2008. Prior to joining us, he served as the Senior Vice President, Human Resources for Rite Aid Drug Stores from 2005 to 2008 and as Senior Vice President, North American Human Resources for Starwood Hotels from 2000 to 2005. Prior to that, he was in various Human Resources roles with the PepsiCo Corporation. He is currently a director for The Bon-Ton Stores, Inc., which is a publicly held (NASDAQ) department store retailer headquartered in York, PA.

        Andrea Newborn, 45, has served as our Vice President and General Counsel since March 2007, and as our Secretary since July 2007. Ms. Newborn joined us in 1991, and served as our Vice President and Associate General Counsel since 2000. Ms. Newborn also is a member of the Board and Secretary of Reader's Digest Partners for Sight Foundation.

        Margaretta (Peggy) Northrop, 54, has served as our Vice President, Editor-in-Chief, Reader's Digest (U.S.) since November 2007. Prior to joining us, she was Editor-in-Chief of More magazine from April 2004 to November 2007, and Editor-in-Chief of Organic Style magazine from 2002 through April 2004. She currently serves on the board of directors of the American Society of Magazine Editors.

        Albert Perruzza, 61, has served as our Senior Vice President Global Operations & Business Redesign since 1999. Effective August 2008, he also assumed responsibility for our Information Technology department. Mr. Perruzza joined our company in 1972.

        Dawn Zier, 43, has served as our President, Global Consumer Marketing since June 2008. Prior to that, Ms. Zier served as our President, North American Consumer Marketing from August 2005 to June 2008, and from December 2005 to March 2007, she oversaw our Canadian subsidiary. Ms. Zier was Vice President, Consumer Marketing, U.S. Magazines from February 2001 to August 2005. In July 2003, General Manager, Reading Series was added to her duties and in August 2005, she was given responsibility for our Books and Home Entertainment division. Ms. Zier joined Reader's Digest in February 1992. She is active in the industry and currently serves as co-chair of the Magazine Director's Advisory Committee for the Audit Bureau of Circulations.

Code of Ethics

        We have adopted The Reader's Digest Association, Inc. Ethical, Legal and Business Conduct Policies (the "Code of Conduct"), which applies to all our employees, including our Chief Executive Officer, Chief Financial Officer, principal accounting officer and controller. The Code of Conduct is available on our corporate website at www.rda.com under the title "Code of Conduct" in the "Company Information" section. A free copy of our Code of Conduct may be requested from:

    The Reader's Digest Association, Inc.
    Corporate Secretary
    Reader's Digest Road
    Pleasantville, NY 10570

        If we make any substantive amendments to, or a waiver from, a provision of our Code of Conduct that applies to our Chief Executive Officer, Chief Financial Officer, principal accounting officer or controller, we will disclose the nature of the amendment or waiver on our website at www.rda.com or in a report on Form 8-K.

        On September 24, 2007, our Board of Directors adopted Ethical Guidelines for The Board of Directors of The Reader's Digest Association, Inc. (the Board Ethical Guidelines") that embody our commitment to conduct our business in accordance with the highest standards of ethical conduct and to comply with all applicable legal and regulatory requirements. We also have adopted a Vendor Code of Conduct (the "Vendor Code"), that sets forth our expectations that our vendors and agents share and uphold our high standards, and act in accordance with all applicable laws and regulations when performing services for us.

        The Board Ethical Guidelines and the Vendor Code are available on our corporate website at www.rda.com under the titles "Ethical Guidelines for the Board of Directors" and "Vendor Code of Conduct" in the "Company Information" section, respectively.

The Audit Committee

        The current members of our Audit Committee are Harvey Golub, Andrew S. B. Knight, Andrew R. Lack and Steven T. Shapiro. Upon the appointment of Mr. Williams as our Acting Chief Financial Officer as a result of Ms. Clifton stepping down as our Chief Financial Officer effective February 11, 2008, Harvey Golub replaced Mr. Williams as a member of our Audit Committee. We currently anticipate that following Mr. Williams' term as our Acting Chief Financial Officer upon the appointment of a permanent Chief Financial Officer, Mr. Williams will return as a member of the Audit Committee, replacing Mr. Golub. The Audit Committee operates pursuant to a charter approved by the Audit Committee and the Board.

        The Board of Directors is satisfied that each member of our Audit Committee has sufficient expertise and business and financial experience necessary to perform his duties on our Audit Committee effectively. No one member of our Audit Committee has been determined by our Board of Directors to qualify as an "audit committee financial expert" within the meaning of regulations adopted by the Securities and Exchange Commission.

ITEM 11.    EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

        This section discusses the principles underlying our executive compensation policies and decisions. It provides qualitative information regarding the manner in which compensation is earned by our executive officers and provides context for the data presented in the tables that follow. In addition, in this section, we address the compensation paid or awarded during fiscal year 2008 to our chief executive officer (principal executive officer), chief financial officer (principal financial officer), three other executive officers who were the most highly compensated executive officers in fiscal year 2008, and two additional persons who would have been among the most highly compensated executive officers in fiscal year 2008 had they been serving as executive officers at year-end. We refer to these seven executive officers as our "Named Executive Officers."

        Our executive compensation program is overseen and administered by the Compensation Committee of our Board of Directors. The Compensation Committee operates under a written charter adopted by our Board and has responsibility for discharging the responsibilities of the Board of Directors relating to the compensation of our executive officers and related duties. Management presents cash and equity compensation recommendations to the Compensation Committee for its consideration and approval. The Compensation Committee reviews these proposals and makes all final compensation decisions for corporate executive officers by exercising its discretion in accepting, modifying or rejecting any management recommendations.

  Our Executive Compensation Philosophy

        Our executive compensation program is designed to offer market competitive compensation opportunities, which include components that are linked to individual and corporate performance. Our compensation philosophy is designed to provide a total compensation package that will enable us to:

  •
  Attract, motivate and retain high caliber talent critical to our success;

  •
  Reward successful performance by the executive and the company by linking a significant portion of compensation to our financial performance; and

  •
  Further align the interests of our executive officers with those of our parent company stockholders by providing long-term equity compensation

        Our compensation program is intended to reinforce the importance of performance and accountability at various operational levels; therefore, a significant portion of total compensation is in incentives that reward performance as measured against established goals, i.e., "pay for performance." Each element of our compensation program is reviewed individually and considered collectively with the other elements of our compensation program to ensure that it is consistent with the goals and objectives of both that particular element of compensation and our overall compensation program. For each Named Executive Officer, we look at each individual's contributions to our overall results, including measurement against established personal goals, and our operating and financial performance compared with the targeted goals. The Compensation Committee reviews each element of compensation as it relates to the objectives of competitiveness and link to performance.

  Competitive Data

        Management develops recommendations for executive compensation (other than CEO compensation) by using compensation survey data for a broad set of organizations of comparable business, size and complexity in conjunction with publicly available compensation data for a group of companies we consider to be our peer group. However, while we believe that the compensation practices of these companies provide us with appropriate benchmarks as members of the global media/publishing industry, we primarily compete for talent with privately-held publishing companies, for which there is little competitive data available.

        The survey data we use for industry-specific positions principally comes from the Towers Perrin Media Executive Compensation Survey, which focuses on public and private media and publishing companies ranging in revenues from under $20 million to over $40 billion. For functional roles we also use the Towers Perrin General Industry Executive Survey.

        The companies we consider within our peer group are media/publishing industry companies that range in size from approximately $250 million to $6 billion in annual revenue, and represent companies against which we compete for business and talent. The following eight companies comprised our peer group in fiscal 2008:

  •
  McGraw-Hill Companies;

  •
  Scholastic Corporation;

  •
  Dow Jones & Company;

  •
  American Greetings Corporation;

  •
  Meredith Corporation;

  •
  Primedia Inc.;

  •
  Gemstar TV Guide International; and

  •
  Martha Stewart Living.

        Peer group compensation data is limited to publicly available information and therefore generally does not provide precise comparisons to positions in privately-held companies given the structure of our compensation programs. While our executive compensation structure targets the median for total annual cash compensation (i.e. base pay and annual bonus), compensation at privately-held companies places greater emphasis on short-term compensation (such as base salary and non-equity incentive compensation) rather than on longer-term pay for performance. It is possible that an individual executive officer's compensation opportunity may fall outside of the target compensation, because we also take into consideration the size and scope of the role, level of responsibility, experience, leadership capabilities, success in achieving business objectives of each executive officer, as well as internal pay equity. As a result, the peer group data provides limited guidance and does not dictate the setting of our executive officers' compensation. We do not target a position for long-term incentive pay since our current long-term incentive program includes an equity component that is not comparable to other publishing companies and is tied to our becoming a public company.

  Elements of Compensation

        To meet the objectives of our compensation philosophy, our compensation program mixes fixed and at-risk compensation that is directly related to stockholder value and company performance. In 2008, the principal elements of compensation for our Named Executive Officers were:

Element of Compensation	Purpose
Base Salary	Fixed element of compensation where the actual level is set by the Compensation Committee based on the individual executive's scope of responsibilities, personal skills and experience
Cash Bonus	Fixed and discretionary element of compensation for certain Named Executive Officers
Non-Equity Annual Incentive

Variable element of compensation that provides opportunity to earn additional cash compensation based on performance relative to pre-established corporate and personal goals, where the actual level of potential payout is set by the Compensation Committee based on the typical practice in the competitive marketplace for a similar position. In our case, the maximum payout for each executive (other than the CEO) is equal to 200% of the target annual incentive compensation amount.

Element of Compensation	Purpose
Long Term Incentive	Variable element of compensation that provides opportunity to earn additional cash and equity compensation. The additional cash component is based on performance relative to pre-established goals over a period of time greater than one-year, where the actual level of potential payout is set by the Compensation Committee based on the typical practice in the competitive marketplace for a similar position. The equity component is structured as one-time equity grants of restricted stock/units and/or options that we expect to deliver value in connection with a liquidity event, including a change of control and/or after becoming a public company.
All other compensation (i.e., perquisites, benefits and changes in deferred compensation)	Additional fixed elements of the total compensation package that aid in keeping the program competitive.

  Base Salary

        Competitive salaries are essential to recruiting and retaining key executive talent. The structure of base salaries for our executive officers is generally targeted at market median and takes into account the scope and responsibility of the position relative to other positions outside and within the company as well as the individual executive officer's performance and experience.

        Salaries are reviewed annually by the Compensation Committee to ensure that they remain competitive and that any increases continue to be in line with the scope and impact of the position. Our CEO makes recommendations to the Compensation Committee for subsequent year base salary levels for executive officers, other than herself, taking into consideration company and unit (i.e. business unit or corporate staff function) performance in the previous year, the performance of each executive officer in achieving his or her annual objectives, changes in responsibilities, and competitive data from the peer group and other survey sources on pay levels and salary increase budgets.

        Based on this data, at a meeting held in the first quarter of each fiscal year, the Compensation Committee considers and approves subsequent year salary levels (through the next first fiscal quarter) for all executive officers, including our CEO. In August 2007 (fiscal 2008), the Compensation Committee reviewed and approved the base salary increase recommendations put forth by our CEO for the executive officers in place at that time. Our U.S. salary increase budget for fiscal 2008 was 3% of all base salaries. This was determined using salary increase budget survey data for our geographical regions and for the media/publishing industry, taking into consideration the increased cost to the company. Overall, the salary increases for the executive officers, including the Named Executive Officers, did not exceed our salary increase budget of 3.0%. Ms. Berner received a salary adjustment of 20% for fiscal 2008 based on market data and her individual performance. Salary information for each Named Executive Officer for 2008 is reported in the Summary Compensation Table below.

  Cash Bonus

        In fiscal 2008, Mary Berner, our Chief Executive Officer, received a guaranteed bonus of $500,000 in accordance with the terms of her Employment Agreement. See "Employment and Related Agreements—Mary Berner—Employment Agreement" herein for additional information about Ms. Berner's employment agreement.

        Suzanne Grimes, President of Food and Entertaining, received a payment of $150,000 in fiscal 2008, in accordance with the terms of her Employment Letter. See "Employment and Related

Agreements—Suzanne Grimes—Employment Letter" herein for additional information about Ms. Grimes' employment letter.

        For fiscal 2008, the Compensation Committee authorized additional cash bonuses totaling approximately $300,000, to be paid to specified individuals in recognition of outstanding performance on key corporate priorities in addition to regular job responsibilities. One Named Executive Officer, Eva Dillon, received such a cash bonus in the amount of $72,000 for her contributions in fiscal 2008.

  Annual Performance-Based Incentive Compensation

        In line with our strategy of rewarding performance, a meaningful part of our executive compensation philosophy is the payment of annual incentives to our executive officers. These annual performance-based incentives are designed to reward our executives for the achievement of annual financial goals related to our overall results, the results of the business for which they have responsibility, and the satisfaction of personal goals. Except for Ms. Berner, whose bonus is pursuant to her Employment Agreement, generally, annual incentives for our executive officers are awarded under our Management Incentive Compensation Plan and Senior Management Incentive Plan (collectively referred to as the "MIP"). Annual incentives are designed to reinforce our risk/reward orientation, and to focus participants on achieving key performance objectives that support our business strategy. The company financial goal under our MIP is generally set at a level that reflects budgeted performance. For pool funding purposes, the upside potential—up to 200% of aggregate incentive targets—can be attained if performance goals are substantially outperformed. The downside risk is that no bonuses will be funded if threshold levels of performance are not achieved. Individual awards are discretionary, can range from 0% – 200% of targeted levels and are determined based upon a review of individual performance against annual goals, which include financial, operational and strategic management objectives. An executive's personal target is commensurate with his or her position and level of responsibility with us. The sum of all awards must be within the limitations of the pool. Ms. Berner's annual incentive is structured based on achievement of two levels of EBITDA performance: Level I for achievement of target performance and Level II for performance between target and 115% of target. Ms. Berner will only earn Level II if Level I target is exceeded, to a maximum of 400% of her base salary.

        In the first quarter of each year, our Compensation Committee approves the MIP design for the current fiscal year and establishes the performance goal and pool funding scale(s), as applicable. The Compensation Committee also approves each executive officer's target bonus under the MIP, which is the amount each executive may receive if performance goals and objectives are met. The target bonuses are intended to create an incentive for our executive officers to achieve the objectives established by the Compensation Committee. After the completion of the fiscal year, generally in August, the Compensation Committee approves the funding of the bonus pool(s) under the MIP, thereby approving the total amount paid out under the MIP. Also in August, the Compensation Committee approves the actual awards for the executive officers, as well as for Ms. Berner.

        Based on these criteria, in 2008, the target annual bonuses for our Named Executive Officers (other than our Chief Executive Officer) under our MIP ranged from 44% to 80% of base salary. The target annual bonus for our Chief Executive Officer was up to 400% of base salary, in accordance with the terms of her Employment Agreement. Prorated changes to an executive's annual target bonus level can occur during the year if there are changes in the executive's position and corresponding salary level that warrant a target change.

        In assessing performance for fiscal 2008, the Compensation Committee relied upon the company-wide performance measure of "adjusted EBITDA" in determining the size of the incentive compensation pool that would be made available to all of the executives (including the named executive officers). EBITDA is the standard for corporate performance which calculates the Company's "Earnings Before Interest Taxes Depreciation and Amortization" (excluding management fees that we pay to the Sponsors). EBITDA is used because we believe it is the most appropriate measure upon which to base annual incentives because it is an important metric that the Sponsors use to evaluate our performance. It is adjusted to take into account certain differences in calculation for purposes of performance assessment as compared to accounting purposes. The Compensation Committee considers not only the value of the adjusted EBITDA achieved but also the quality of the achievement of the goal, including factors such as the level of investment spending, the impact of extraordinary items not contemplated, revenue growth, and the impact of foreign currency.

        Once our adjusted EBITDA performance for the year is calculated, it is compared to the performance goal that was set for the year and then is adjusted based on the quality of earnings factors, before a final decision is made in regard to how much variable compensation should be made available to the company's employees. Any adjustments that the Compensation Committee makes are not formula- based. Rather, the Compensation Committee exercises its discretion in recommending adjustments and its final recommendation for the incentive compensation pool.

        Once the Compensation Committee makes its determination for overall incentive pool funding, the total amount of variable compensation is then allocated across business units/staff functions based on the CEO's assessment of the unit's/function's performance in the following areas:

  •
  Financial results versus budget taking into account the quality of the results

  •
  Cost Savings results against pre-established goals

  •
  Culture transformation in line with pre-determined company transformational goals

        The following table provides for the Named Executive Officers for fiscal 2008, the amount earned if the target MIP bonus goal is achieved, and the percent and dollar amount of 2008 MIP-earned incentive compensation earned based on actual results, including an evaluation of business unit and individual performance:

Named Executive Officer	2008 Annual Incentive Target		% Earned Under Annual Incentive Based On Actual 2008 Results		Amount Earned Under Annual Incentive Based On Actual 2008 Results(1)
Mary Berner(2)	$ $	1,200,000 Level I 1,200,000 Level II	100 38	% %	$ $	1,650,000 450,704
Harris Williams(3)		—	—			—
Jeffrey Spar		$193,000	104%			$200,720
Suzanne Grimes		$300,000	118%			$354,000
Eva Dillon		$400,000	62%			$248,000
Jean Clifton(4)		$400,000	—			—
Lisa Cribari(4)		$120,000	—			—
Michael Geltzeiler(4)		$350,000	—			—

(1)
The amount actually earned by our Named Executive Officers based on actual 2008 results also appears in Table 1—Summary Compensation Table below under the "Non-Equity Incentive Plan Compensation" column.

(2)
Ms. Berner is eligible for an annual incentive bonus that is structured based on achievement of two levels of adjusted EBITDA performance: Level I for target performance and Level II for performance between target and 115% of target. Ms. Berner will only earn the Level II bonus if the Level I target has been exceeded, and can earn up to a maximum of 400% of her base salary.

(3)
Mr. Williams is not eligible for a bonus under our plans. He is an employee of, and compensated by, Ripplewood.

(4)
Ms. Clifton, Ms. Cribari and Mr. Geltzeiler each separated from the Company during fiscal year 2008 and were not eligible to receive a 2008 incentive bonus.

  Long-Term Incentive Compensation

        Our long-term incentive program is designed to drive company performance in the long-term and to provide a vital link between the long-term results achieved for our shareholders and the rewards provided to our executive officers. Those members of our management whom we deem to be instrumental for effectuating the vision for our future and implementing our strategy are eligible to participate in our long-term incentive program.

        The primary vehicles that we use to deliver long-term incentive compensation are the grant of stock options, restricted stock, restricted stock units and a multi-year performance-based cash plan. Because of the direct relationship between the value of an option and restricted stock/units and the value of our stock, we believe that granting options and restricted shares/units is the best method of motivating our executive officers to manage our company in a manner that is consistent with our interests and the interests of our stockholders. We also regard our long-term incentive program as a key retention tool.

        The other component of our long-term incentive compensation is a multi-year performance based cash plan, or Long Term Incentive Plan ("LTIP"), that uses adjusted EBITDA as a performance measure. This supports both the annual performance goals and the overall objective of sustained company performance at a level that will support the goal of returning to being a publicly traded company.

        In fiscal 2008, in connection with the Acquisition Transaction, our executive officers (with the exception of Ms. Berner) and other key employees were granted options to purchase equity and/or restricted shares/units awards in our parent company, RDA Holding Co. The grants were made on July 12, 2007 under the RDA Holding Co 2007 Omnibus Incentive Compensation Plan (the "2007 Omnibus Plan"). The size of these initial grants was commensurate with each employee's level or position with the company, and was agreed to in connection with the Acquisition Transaction. The one-time equity awards for the Named Executive Officers were delivered in the form of stock options and restricted share awards. Generally, a mix of 75% options and 25% restricted shares/units was maintained for the grants. Additional information on all outstanding grants to the Named Executive Officers is shown in the "Grants of Plan-Based Awards in Fiscal 2008" table and the "Outstanding Equity Awards at 2008 Fiscal Year-End" table below, respectively.

        The restricted shares/units vest 50% upon the occurrence of a Liquidity Event II (as defined below) with the remaining 50% vesting one-year thereafter. The stock options have a ten-year term, and vest 25% per year ratably over four years from the date of grant. Stock options become exercisable upon the occurrence of a Liquidity Event II; provided that 25% of vested stock options may be exercised upon a Liquidity Event I (as defined below). A Liquidity Event I means an initial public offering that occurs prior to a Liquidity Event II. A Liquidity Event II generally means (a) the disposition by the Sponsors in one or more transactions of at least 50% of the shares of RDA Holding Co. originally acquired by them for a purchase price of all cash consideration or for a combination of cash and non-cash consideration where the cash portion of the consideration represents consideration for at least 50% of the shares originally acquired by the Sponsors (other than a disposition among Sponsors or to an affiliate of any Sponsor), (b) a distribution by RDA Holding Co. of at least 50% of the shares originally acquired by Ripplewood and its affiliated funds to the limited partners of such funds; or (c) the payment of an extraordinary cash dividend on the shares in connection with an initial public offering, but only if the value of such dividend per share is greater than 50% of the price per share paid by the initial purchasers in the initial public offering.

        If an executive leaves the company for any reason other than death or disability, all unvested options and shares/units are canceled and, at the Company's discretion, vested equity may be cashed out at the then fair market value. In the case of death or disability a pro rata amount of unvested equity will be cashed out upon Liquidity Event II and any vested equity, at the Company's discretion, may be cashed out at the then fair market value.

        The LTIP is tied to the achievement of our cumulative adjusted EBITDA goal. Each executive receives a targeted dollar value and has the opportunity to earn from 0% – 250% of that value based on the company's achievement of the cumulative adjusted EBITDA goal. In fiscal 2008, we began two LTIP cycles, the 2008-2009 and 2008-2010 cycles. The following table represents a summary of the 2008-2009 performance cycle payout opportunities:

2008-2009 LTIP Multi-year performance based cash plan Payout Opportunities as % of Target
Threshold	Target	Maximum
50%	100%	250%

        The following table represents a summary of the 2008-2010 performance cycle goals and potential awards:

2008-2010 LTIP Multi-year performance based cash plan Payout Opportunities as % of Target
Threshold	Target	Maximum
50%	100%	250%

  Other Compensation and Benefits

        The final component of our compensation program provided to our named executive officers includes different types of benefits and perquisites intended to support the executives in their retirement planning and business roles. We limit the use of perquisites as a method of compensation and provide executive officers with only those perquisites that we believe are reasonable and consistent with our overall compensation program to better enable us to attract and retain superior employees for key positions. The following represents a summary of the benefits provided:

Description	Purpose
Retirement Benefits (401(k), Qualified Retirement Plan, Excess Benefit Retirement Plan and Retiree Health Program)	Named executive officers are able to participate in the same retirement benefit opportunities as all other employees.
Health & Welfare Benefits (Medical, Dental, Life Insurance and Disability plans)	Named executive officers are able to participate in the same health and welfare benefit opportunities as all other employees.
Perquisites (Financial Planning and Flexible Perquisite Account)	Named executive officers may be reimbursed for the cost of financial planning services, and each receives a calendar year allowance to purchase other types of approved perquisites.

  Benefits and Perquisites

        We offer a variety of health and welfare programs to all eligible employees, including the Named Executive Officers. The Named Executive Officers generally are eligible for the same benefit programs on the same basis as the rest of our employees including medical and dental care coverage, life insurance coverage, short-and long-term disability and a retirement plan.

        We offer perquisites to our executive offers that are designed to support senior executives in the areas of financial fitness, health and personal fitness, family life and education. Each of our executive officers is eligible for financial planning benefits and services provided by an outside service provider (with a value range of $5,650 to $17,500 per year), and a flexible perquisite account under our "FlexNet Program" (with a value range of $12,500 to $33,500 per year), depending on the executive's level of responsibility. Our FlexNet Program provides for the reimbursement of various types of expenses including, but are not limited to, health club membership, personal computers, and will and estate planning services. Ms. Berner also is entitled to the use of a car service when traveling between New York, NY and our Pleasantville, NY office. The perquisites provided to the Named Executive Officers are quantified in the Summary Compensation Table below.

  Deferred Compensation

        We maintain an inactive deferred compensation plan that is not currently accepting either salary or bonus deferral contributions into the plan. Our deferred compensation plan maintains balances for its prior participants. Each prior participant in our deferred compensation plan had, to the extent permitted under Internal Revenue Code Section 409A, the option to elect prior to December 31, 2006 to receive his or her account balance in a lump sum payment upon the later of (a) June 30, 2007 or (b) completion of the Acquisition Transaction. Only one Named Executive Officer, Mr. Spar, elected to receive such payment. This payment was made to him on July 13, 2007, and is reflected in the Nonqualified Deferred Compensation for Fiscal 2008 table below.

  Severance Arrangements

        We provide severance benefits to our executive officers because we believe that such benefits are essential to recruiting and retaining qualified executive officers. We believe severance benefits provide our executive officers the assurance of security if their employment is terminated for reasons beyond their control. Most of our executive officers are entitled to severance benefits in the event of termination of employment under specified circumstances.

        Certain executive officers participate in our Income Continuation Plans; however none of our Named Executive Officers are current participants. Mr. Spar, Ms. Cribari and Mr. Geltzeiler previously waived their rights to payments under these plans as described under "Employment and Related Agreements". These payments are reflected in the Summary Compensation Table below. These plans provide financial and other benefits to executives who are terminated as a result of a change-in-control.

        The material terms of the severance benefits for our Named Executive Officers are described under "Potential Payments upon Termination or Change-in-Control" below.

  Employment and Related Agreements

  Mary Berner—Employment Agreement

        In order to induce Ms. Berner to accept the position of Chief Executive Officer following the consummation of the Acquisition Transaction, we entered into an employment agreement with Ms. Berner dated as of March 1, 2007. This agreement details the terms of Ms. Berner's employment with us, including compensation-related matters and termination payments. The agreement has a five year term, and automatically renews for successive one-year terms thereafter unless either Ms. Berner or we provide 60 days advance notice of the intention not to renew.

        The employment agreement provided for a $500,000 initial base salary, subject to increase by our Board. In fiscal 2008, Ms. Berner received a 20% increase bringing her base salary to $600,000. She is also eligible for an annual guaranteed bonus of $500,000 and an annual performance incentive bonus in an amount up to 400% of her base salary, based on performance against specified objective performance criteria. These bonuses are paid at the time that bonuses are paid to our other senior executives.

        Pursuant to the agreement, in fiscal 2008, Ms. Berner was granted stock options to acquire three percent of the outstanding shares of common stock of RDA Holding Company and 200,000 restricted stock units. The exercise price of the stock options is equal to the fair market value on the date of grant.

        Ms. Berner is entitled to participate in our benefit plans and programs available to senior management and to the use of a car service when traveling between New York, NY and our Pleasantville, NY office. In addition, we are obligated to pay legal fees in conjunction with the negotiation and any revisions of Ms. Berner's employment agreement.

        The employment agreement also provides for severance in the event Ms. Berner's employment is terminated prior to the expiration of the agreement by her for "good reason" or by us except for "cause". The severance benefits are detailed in the Termination Table footnotes.

        Payment of the severance benefits are contingent upon non-disclosure of confidential information and a one-year non-competition and non-solicitation agreement that would be effective for one year following her termination. In the event Ms Berner's employment terminates due to the expiration of the term, we must pay Ms. Berner $1,000,000 for the one year non-competition and non-solicitation agreement.

  Suzanne Grimes—Employment Letter

        We entered into an employment letter agreement with Ms. Grimes dated March 8, 2007, in connection with our offer of employment to her that contains standard provisions for salary, compensation and benefits. Pursuant to the terms of her employment letter, Ms. Grimes was eligible to receive a sign on bonus of $300,000, $150,000 of which was paid in fiscal 2007. Ms. Grimes received a payment of $150,000 as the second payment of her sign-on bonus in fiscal 2008. Ms. Grimes will receive an annual guaranteed payment in the gross amount of $300,000, less appropriate withholding, payable each August, commencing in August 2008. In the event that she voluntarily leaves the company, or if we terminate her employment for cause within the twelve months following receipt of such guaranteed payment, Ms. Grimes must repay the full amount of such payment prior to the last day of her employment.

        In addition, Ms. Grimes will receive an annual payment of $7,000 (less appropriate tax withholding) in lieu of financial planning assistance provided by Ayco, the company's service providers, and an annual payment in the gross amount of $25,500 (less appropriate tax withholding) to cover transportation costs, which will be in lieu of participation in our Flexnet Program.

        The employment letter with Ms. Grimes also provides for severance of 104 weeks of base pay under the terms of The Reader's Digest Association, Inc. Severance Plan.

  Eva Dillon—Employment Letter

        We entered into an employment letter agreement with Ms. Dillon dated March 6, 2007, in connection with our offer of employment to her that contains standard provision for salary, compensation and benefits. Pursuant to the terms of her employment letter Ms. Dillon received a sign-on bonus of $100,000 which she received in fiscal 2007.

        The employment letter with Ms. Dillon also provides for severance of 52 weeks of base pay under the terms of The Reader's Digest Association, Inc. Severance Plan.

  Jeffrey Spar—Waiver and Non-Competition Agreement

        Following the Acquisition Transaction, we entered into an agreement with Mr. Spar dated July 27, 2007, in order to induce him to remain with us in the role of Senior Vice President, Chief Information Officer. In accordance with the terms of the agreement, Mr. Spar received a $1,300,000 payment in consideration for his waiver of participation in the 2001 and 2006 Income Continuation Plans and any other company severance plans, and cancellation of a prior termination agreement that provided him payment upon separation from the Company.

        In addition, Mr. Spar received a $300,000 payment in fiscal 2008 in exchange for his entering into a non-competition and non-solicitation agreement with us. Management and the Compensation Committee believe it was in our best interest to enter into this agreement which protects us against Mr. Spar working for any one of nine companies which are deemed to be competitors of at least one of our major business segments for a 24-month period following termination, as Mr. Spar's knowledge of the intricacies of our businesses and our personnel, if used to compete, could be detrimental to us during this crucial time. Mr. Spar ceased employment with us effective September 1, 2008. He received no severance or other termination payments at the time of his separation. The amounts that Mr. Spar received in fiscal 2008 are reflected in the "Potential Payments upon Termination or Change-in-Control" section below. These amounts reflect standard payments upon termination under applicable compensation and benefit programs.

  Lisa Cribari—Waiver and Non-Competition Agreement

        Following the Acquisition Transaction, we entered into an agreement with Ms. Cribari dated June 26, 2007, in order to induce her to remain with us in the role of Vice President, Human Resources. In accordance with the terms of the agreement, Ms. Cribari received an $800,000 payment in fiscal 2008 in consideration for her waiver of participation in the 2001 and 2006 Income Continuation Plans and any other company severance plans, and cancellation of a prior termination agreement that provided her payment upon separation from the Company.

        In addition, Ms. Cribari received a $500,000 payment in fiscal 2008 in exchange for entering into a non-competition and non-solicitation agreement with us. Management and the Compensation Committee believe it was in our best interest to enter into this agreement which protects us against Ms. Cribari working for any one of nine companies which are deemed to be competitors of at least one of our major business segments for a 24-month period following termination, as Ms. Cribari's knowledge of the intricacies of our businesses and personnel, if used to compete, could be detrimental to us. Ms. Cribari ceased employment with us effective January 17, 2008. She received no severance or other termination payments at the time of her separation. The amounts that Ms. Cribari received in fiscal 2008 are reflected in the "Potential Payments upon Termination or Change-in-Control" section below. These amounts reflect standard payments upon termination under applicable compensation and benefits programs.

  Jean Clifton—Consulting Agreement

        Ms. Clifton stepped down as our Chief Financial Officer on February 11, 2008 and as our Senior Vice President on March 14, 2008 for personal reasons. Ms. Clifton continues to be available to us as a consultant focused on strategic initiatives. During fiscal 2008, Ms. Clifton earned $306,250 for her services as a consultant.

  Mr. Geltzeiler—Waiver and Non-Competition Agreement

        Following the Acquisition Transaction, we entered into an agreement with Michael Geltzeiler dated March 20, 2007, in order to induce him to remain with our company in the role of President of our School & Educational Services segment. In accordance with the terms of the agreement, Mr. Geltzeiler received a $1,200,000 payment in fiscal 2007 in consideration for his waiver of participation in the 2001 and 2006 Income Continuation Plans and any other company severance plans, and cancellation of his Termination Agreement.

        In addition, Mr. Geltzeiler received a $240,000 credit to his Executive Retirement Plan account along with nine years of additional service credit for purposes of determining vesting, and a $1,300,000 payment in exchange for his entering into a non-competition and non-solicitation agreement. Management and the Compensation Committee believe it was in our best interest to enter into this agreement which protects us against Mr. Geltzeiler working for any one of 14 companies which are deemed to be competitors of at least one of our major business segments for a 24-month period following termination, as Mr. Geltzeiler's knowledge of the intricacies of our businesses and personnel, if used to compete, could be detrimental to us during this crucial time. The amounts that Mr. Geltzeiler received are reflected in the 2007 line items in the Summary Compensation Table herein.

  Tax and Accounting Implications

        The accounting and tax treatment of particular forms of compensation do not materially affect the Compensation Committee's compensation decisions. However, we evaluate the effect of such accounting and tax treatment on an ongoing basis and will make appropriate modifications to compensation policies where appropriate.

        To satisfy Regulation 409A of the Internal Revenue Code, all affected plans, agreements and policies will be modified in order to comply with the new regulation by December 31, 2008. We have been acting in good faith and administering our plans, agreements and policies to comply with the regulation.

  Stock Ownership / Retention Guidelines

        We do not have a formal policy requiring stock ownership by management.

Compensation Committee Report

        The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis with management. Based on its review and discussion with management, the Compensation Committee recommended to the Board of Directors, and the Board has approved, that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K.

Submitted by The Compensation Committee of The Reader's Digest Association, Inc. Harvey Golub, Chairperson Timothy C. Collins Andrew R. Lack

Summary Compensation

        The following Summary Compensation Table contains certain information about compensation earned in fiscal years 2008 and 2007, as applicable, by our Named Executive Officers.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary(5) ($)	Bonus ($)		Stock Awards(9) ($)	Option Awards(9) ($)	Non-Equity Incentive Plan Compensation(10) ($)	Changes in Pension Value and Deferred Compensation(11) ($)		All Other Compensation ($)		Total ($)
Mary Berner(1)	2008	$588,461	$500,000	(6)	$2,000,000	$4,419,814	$1,650,704	$41,790		$61,242	(14)	$9,262,011
President & Chief	2007	$173,076	$333,333	(6)	—	—	$666,667	—		$92,560		$1,265,636
Executive Officer and Director
Harris Williams(2)	2008	—	—		—	—	—	—		—		—
Acting Chief Financial Officer and Director
Jeffrey Spar(20)	2008	$305,331	—		—	—	$200,720	—	(12)	$1,624,104	(15)	$2,130,155
SVP, Chief Information Officer
Suzanne Grimes	2008	$500,000	$150,000	(7)	—	—	$354,000	$37,414		$32,500	(16)	$1,073,914
President, Food and Entertaining
Eva Dillon	2008	$500,000	$72,000	(8)	—	—	$248,000	$48,468		$17,506	(17)	$885,974
President, RD Community
Jean Clifton(3)	2008	$267,308	—		—	—	—	—	(13)	$330,558	(18)	$597,866
Former SVP & CFO
Lisa Cribari(4)	2008	$145,829	—		—	—	—	$53,447		$1,331,513	(19)	$1,530,789
Former VP, Global Human Resources
Michael Geltzeiler(21)	2008	$435,762	—		—	—	—	30,740		$38,971	(22)	$505,473
Former SVP & CFO	2007	$458,846	—		$1,507,904	$559,733	$262,000	$64,712		$2,927,640		$5,780,835
and President, SES

(1)
Ms. Berner was appointed our President and Chief Executive Officer on March 2, 2007.

(2)
Effective February 11, 2008, upon the resignation of Jean Clifton, our former Chief Financial Officer, Mr. Williams was appointed as our Acting Chief Financial Officer until his successor is appointed. We do not pay Mr. Williams any compensation for his service as our Acting Chief Financial Officer or our director. Mr. Williams is an employee of, and compensated by, Ripplewood.

(3)
Ms. Clifton was hired as our Chief Financial Officer effective September 4, 2007. Ms. Clifton stepped down as our Chief Financial Officer on February 11, 2008 and as our Senior Vice President on March 14, 2008, for personal reasons. Ms. Clifton continues to be available to us as a consultant focused on strategic initiatives.

(4)
Ms. Cribari ceased employment with us as our Chief Human Resources Officer effective January 17, 2008.

(5)
Salary amounts in this column reflect the actual base salary payments made in fiscal 2008.

(6)
Reflects guaranteed bonus pursuant to Ms. Berner's employment agreement with us (prorated for fiscal 2007).

(7)
Reflects second and final payment of sign-on bonus pursuant to Ms. Grimes' employment letter with us.

(8)
Reflects cash bonus payment awarded to Ms. Dillon in 2008.

(9)
The amounts in this column reflect the dollar amount recorded for financial statement reporting purposes for the fiscal year ended June 30, 2008 and 2007, as applicable, in accordance with FAS 123(R), of awards granted pursuant to the RDA Holding Co. 2007 Omnibus Incentive Compensation Plan (the "2007 Omnibus Plan"). Each of the Named Executive Officers (with the exception of Ms. Berner) received a restricted share award and an option grant in fiscal 2008 as outlined under "Grants under Plan Based Awards" below. In general, granted stock options vest over four years, have 10-year contractual terms and are exercisable upon the occurrence of certain liquidity events, as defined in the 2007 Omnibus Plan and the recording of such awards is pushed down to us from RDA Holding Co. Stock options were granted with an exercise price of $10.00 that was deemed equal to the estimated market value of RDA Holding Co.'s common stock at the date of grant. In general, 50% of the restricted share awards become vested upon the occurrence of a liquidity event, as defined in the 2007 Omnibus Plan, and the other 50% upon the first anniversary of the occurrence of a liquidity event. As of June 30, 2008, it was determined that it was not probable that the liquidity event, as defined will be satisfied. As a result, no compensation expense was recognized during the period ended June 30, 2008 for stock options and restricted shares with liquidity event provisions. Assumptions used in the calculation of this amount are included in Note 10 of the Notes to our Consolidated, Combined Consolidated and Combined Financial Statements for the fiscal year ended June 30, 2008 included in this Annual Report on Form 10-K. Because these amounts represent expense for financial reporting purposes, they are not representative of the actual value that the Named Executive Officer would receive upon exercise of these options. No awards were granted in fiscal 2007 to any of our Named Executive Officers.

(10)
The amounts in this column reflect the cash awards payable under performance-based incentive compensation, which is discussed in further detail above in the Compensation Discussion and Analysis.

(11)
Represents the annual increase in the actuarial present value of accumulated pension benefits and above-market earnings on non-qualified deferred compensation.

(12)
The present value of Mr. Spar's retirement benefits have decreased by $21,959 as a result of the change in the discount rate and interest crediting rate assumptions from the prior year.

(13)
Ms. Clifton was not a participant in our Retirement or Deferred Compensation Plans.

(14)
For Ms. Berner, amount includes for fiscal 2008:

(a)
Flexible perquisite account ("FlexNet") reimbursement of $35,839 (the FlexNet Program allows for reimbursement of various types of expenses, examples of which include, but are not limited to, health club membership, personal computer, and will and estate planning services);

(b)
401(k) company matching contribution;

(c)
Reimbursement for car service between home and office; and

(d)
Payment of Ms. Berner's legal fees in connection the negotiation of her Employment Agreement, in accordance with the terms of her Employment Agreement.

Amount includes for fiscal 2007:

(a)
401(k) company matching contribution.

(b)
Reimbursement for car service between home and office.

(c)
Payment of Ms. Berner's legal fees in connection the negotiation of her Employment Agreement, in accordance with the terms of her Employment Agreement, of $82,511.

(15)
For Mr. Spar, amount includes:

(a)
FlexNet reimbursement of $8,917;

(b)
Payment of $1,300,000, in consideration and exchange for waiving all rights to any future severance payments or other benefits under any severance agreement (including our 2001 and 2006 Income Continuation Plans and Termination Agreement) or policy;

(c)
Payment of $300,000, in exchange for a 24-month non-compete agreement and a 12-month non-solicitation agreement following termination of employment;

(d)
401(k) company matching contribution;

(e)
Financial planning benefit; and

(f)
Company paid expense for executive physical.

(16)
For Ms. Grimes, amount includes:

(a)
Payment of $25,500 in lieu of participation in FlexNet in accordance with her employment letter with us; and

(b)
Payment in lieu of financial planning benefit in accordance with her employment letter with us.

(17)
For Ms. Dillon, amount includes:

(a)
FlexNet reimbursement of $17,506.

(18)
For Ms. Clifton, amount includes:

(a)
FlexNet reimbursement of $12,750;

(b)
401(k) company matching contribution;

(c)
Accrued vacation pay; and

(d)
Consulting fees of $306,250 earned in fiscal 2008.

(19)
For Ms. Cribari, amount includes:

(a)
FlexNet reimbursement of $16,678;

(b)
Payment of $800,000, in consideration and exchange for waiving all rights to any future severance payments or other benefits under any severance agreement (including under our 2001 and 2006 Income Continuation Plans and Termination Agreement) or policy;

(c)
Payment of $500,000, in exchange for a 24-month non-compete agreement and a 12-month non-solicitation agreement following termination of employment;

(d)
401(k) company matching contribution; and

(e)
Financial planning benefit.

(20)
Mr. Spar ceased employment with us effective September 1, 2008.

(21)
Mr. Geltzeiler served as our CFO until September 3, 2007, and resigned and ceased employment with the Company on June 2, 2008.

(22)
For Mr. Geltzeiler, amount includes for fiscal 2008:

(a)
FlexNet reimbursement of $32,221;

(b)
401(k) company matching contribution.

Amount includes for fiscal 2007:

(a)
FlexNet reimbursement of $25,804;

(b)
Payment of $1,200,000, in consideration and exchange for waiving all rights to any future severance payments or other benefits under any severance agreement (including the 2001 and 2006 Income Continuation Plan and Termination Agreement) or policy.

(c)
Payment of $1,300,000, in exchange for a 24-month non-compete agreement and a 12-month non-solicitation agreement following termination of employment.

(d)
401(k) company matching contribution.

(e)
Executive Cash Balance Plan company contribution of $395,236.

Grants of Plan-Based Awards in Fiscal Year 2008

        To provide long-term equity incentives following the Acquisition Transaction, the RDA Holding Co. 2007 Omnibus Incentive Compensation Plan (the "2007 Omnibus Plan") was established. The Plan currently authorizes the issuance of equity subject to awards made under the Plan for up to

5,479,047 shares of common stock of RDA Holding Co. All awards under the 2007 Omnibus Plan are granted at fair market value on the date of grant.

        In general, and with the exception of Ms. Berner's awards, stock options vest over four years as follows: 25% one year after date of grant, and 25% on each of the next three anniversaries of the date of grant. Options have 10-year terms and are exercisable upon the occurrence of certain liquidity events, as defined in the 2007 Omnibus Plan and the recording of such awards is pushed down to us from RDA Holding Co. In general, 50% of the restricted share awards become vested upon the occurrence of a liquidity event, as defined in the 2007 Omnibus Plan, and the other 50% upon the first anniversary of the occurrence of a liquidity event.

        Ms. Berner's options vested 1/6th upon grant and an additional 1/6th on March 1, 2008. The remaining options will vest 1/6th of the aggregate grant each year over the next four years. Ms. Berner's options are exercisable upon vesting. Ms. Berner was awarded 200,000 restricted stock units pursuant to her employment agreement with us. This award was fully vested on date of grant. The payment date by which shares may be delivered will not occur until the earlier of Ms. Berner's separation from service with us, or the date of a change in control of RDA Holding Co.

        The following table provides information about the equity and non-equity awards granted to our Named Executive Officers in fiscal 2008. The non-equity awards column depicts the annual bonus plan (MIP) and the FY2008-09 and FY2008-10 Long Term Incentive Plan awards; the equity awards column details the restricted shares, restricted stock units and the stock options granted in 2008.

 GRANTS OF PLAN-BASED AWARDS IN FISCAL 2008

								All other Stock Awards: # of Shares of Stock or Units(2) (#)
											Grant Date Fair Value of Stock and Option Awards(4) ($)
									All other Options Awards: # of Securities Underlying Option(3) (#)
		Estimated Possible Payouts Under Non-Equity Incentive Plan Awards(1)			Estimated Future Payouts Under Equity Incentive Plan Awards					Exercise or Base Price of Option Awards ($/Sh)
Name	Grant Date	Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)
Mary Berner	N/A	—	1,200,000	2,400,000	—	—	—	—	—	—	—
	10/1/2007	—	—	—	—	—	—	200,000	1,789,219	$10.00	10,212,515
Harris Williams		—	—	—	—	—	—	—	—	—	—
Jeffrey Spar	N/A	—	193,000	386,000	—	—	—	—	—	—	—
	7/12/2007	—	—	—	—	—	—	12,099	36,298	$10.00	296,672
	8/13/2007	—	219,200	548,000	—	—	—	—	—	—	—
	8/13/2007	—	274,000	685,000	—	—	—	—	—	—	—
Suzanne Grimes	N/A	—	300,000	600,000	—	—	—	—	—	—	—
	7/12/2007	—	—	—	—	—	—	40,331	120,994	$10.00	988,921
	8/13/2007	—	300,000	750,000	—	—	—	—	—	—	—
	8/13/2007	—	300,000	750,000	—	—	—	—	—	—	—
Eva Dillon	N/A	—	400,000	800,000	—	—	—	—	—	—	—
	7/12/2007	—	—	—	—	—	—	32,265	96,795	$10.00	791,138
	8/13/2007	—	300,000	750,000	—	—	—	—	—	—	—
	8/13/2007	—	300,000	750,000	—	—	—	—	—	—	—
Jean Clifton	N/A	—	400,000	800,000	—	—	—	—	—	—	—
	10/1/2007	—	—	—	—	—	—	67,096	201,287	$10.00	1,594,867
	8/13/2007	—	500,000	1,250,000	—	—	—	—	—	—	—
	8/13/2007	—	500,000	1,250,000	—	—	—	—	—	—	—
Lisa Cribari	N/A	—	120,000	240,000	—	—	—	—	—	—	—
	7/12/2007	—	—	—	—	—	—	12,099	36,298	$10.00	296,672
	8/13/2007	—	72,800	182,000	—	—	—	—	—	—	—
	8/13/2007	—	91,000	227,500	—	—	—	—	—	—	—
Michael Geltzeiler	N/A	—	350,000	700,000	—	—	—	—	—	—	—
	7/12/2007	—	—	—	—	—	—	40,331	120,994	$10.00	988,921
	8/13/2007	—	440,000	1,100,000	—	—	—	—	—	—	—
	8/13/2007	—	550,000	1,375,000	—	—	—	—	—	—	—

(1)
These awards reflect our annual incentive awards. With the exception of awards for Ms. Berner, this column reflects the possible value of the payout for each Named Executive Officer under our MIP and the Long Term Incentive Plan ("LTIP") if threshold, target or maximum goals are achieved. Our Compensation Committee approves the threshold, target and maximum payments amounts at the beginning of each fiscal year. The MIP performance goal is the fiscal 2008 adjusted EBITDA goal and the LTIP performance goal is the cumulative adjusted EBITDA goals for the fiscal 2008-2009 and fiscal 2008-2010 performance cycles. For a further description of these awards, see the "Compensation Discussion and Analysis—Elements of our Compensation Program—Annual Performance-based Incentive Compensation and Long-term Incentive Compensation" set forth above. For Ms. Berner, this column reflects the annual incentive award payable as determined in accordance with the terms of her employment agreement. See "Compensation Discussion and Analysis—Employment and Related Agreements—Mary Berner—Employment Agreement" for additional information regarding Ms. Berner's employment agreement. Ms. Berner's annual incentive bonus was based on EBITDA performance for fiscal 2008 versus established goals.

(2)
With the exception of Ms. Berner, this column represents the number of restricted shares granted to each Named Executive Officer under the 2007 Omnibus Plan. In general, 50% of the restricted share awards become vested upon the occurrence of a liquidity event, as defined in the 2007 Omnibus Plan, and the other 50% upon the first anniversary of the occurrence of a liquidity event. Ms. Berner was awarded 200,000 restricted stock units pursuant to her employment agreement with us. This award was fully vested on date of grant.

(3)
This column depicts the number of non-performance based stock options granted to each of the Named Executive Officers. With the exception of Ms. Berner's grant, the options vest 25% per year over four years and become exercisable upon the occurrence of a liquidity event. Ms. Berner's options vested 1/6th upon grant and an additional 1/6th on March 1, 2008. The remaining options will continue to vest 1/6th of the aggregate grant over the next four years. The grant date is the date the Compensation Committee approved the grants.

(4)
The amounts reported represent the aggregate grant date fair value of restricted stock/units and stock options granted to Named Executive Officers in fiscal 2008 following the required FAS 123R compensation expense methodology. Assumptions used in the calculation of these amounts are included in Note 10 of the Notes to our Consolidated, Combined Consolidated and Combined Financial Statements for the fiscal year ended June 30, 2008 included in this Annual Report on Form 10-K. With the exception of Ms. Berner's awards, no expense was recognized for these awards in fiscal 2008 as reported in Note 10 of the Notes to our Consolidated, Combined Consolidated and Combined Financial Statements for the fiscal year ended June 30, 2008 included in this Annual Report on Form 10-K.

Outstanding Equity Awards at Fiscal Year-End

        The following table contains certain information with respect to options and restricted shares held as of June 30, 2008 by our Named Executive Officers.

OUTSTANDING EQUITY AWARDS AT 2008 FISCAL YEAR-END

						Stock Awards
									Equity Incentive Plan Awards; Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (#)
								Equity Incentive Plan Awards; Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)
	Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable(1)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested(2) (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)
Mary Berner	596,406	1,192,813	—	$10.00	10/1/2017	—	—	—	—
Harris Williams	—	—	—	—	—	—	—	—	—
Jeffrey Spar	—	36,298	—	$10.00	7/12/2017	12,099	$120,385	—	—
Suzanne Grimes	—	120,994	—	$10.00	7/12/2017	40,331	$401,293	—	—
Eva Dillon	—	96,795	—	$10.00	7/12/2017	32,265	$321,037	—	—
Jean Clifton	—	—	—	—	—	—	—	—	—
Lisa Cribari	—	—	—	—	—	—	—	—	—
Michael Geltzeiler	—	—	—	—	—	—	—	—	—

(1)
With the exception of Ms. Berner, the options vest 25% per year over four years and become exercisable upon the occurrence of a liquidity event. Ms. Berner's options vested 1/6th upon grant and an additional 1/6th on March 1, 2008. The remaining options will vest 1/6th of aggregate grant each year over the next four years. Ms. Berner's options become exercisable upon vesting.

(2)
In general, 50% of the restricted share awards become vested upon the occurrence of a liquidity event, as defined in the 2007 Omnibus Plan, and the other 50% upon the first anniversary of the occurrence of a liquidity event.

Option Exercises and Stock Vested

        The following table provides information on each exercise of stock options and each vesting of stock, including restricted stock and restricted stock units, during the fiscal year ended June 30, 2008 for the Named Executive Officers on an aggregated basis. None of our Named Executive Officers exercised any stock options during fiscal 2008.

OPTION EXERCISES AND STOCK VESTED

	Option Awards		Stock Awards(1)
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares/Units Acquired on Vesting (#)	Value Realized on Vesting ($)
Mary Berner	—	—	200,000	$2,000,000	(2)
Harris Williams	—	—	—	—
Jeffrey Spar	—	—	—	—
Suzanne Grimes	—	—	—	—
Eva Dillon	—	—	—	—
Jean Clifton	—	—	—	—
Lisa Cribari	—	—	—	—
Michael Geltzeiler	—	—	—	—

(1)
With the exception of Ms. Berner's restricted stock unit award, no restricted shares or restricted stock units vested in fiscal 2008.

(2)
Ms. Berner was awarded 200,000 restricted stock units ("RSUs") on October 1, 2007. The RSUs vested upon grant. The aggregate dollar amount realized upon vesting is computed by multiplying the number of shares of stock or units by the market value of the underlying shares on the vesting date. However, under the terms of the RSU agreement, the payment date by which shares may be delivered will not occur until the earlier of Ms. Berner's separation from service with us, or the date of a change in control of RDA Holding Co.

Pension Benefits

        The following table details benefits received by our Named Executive Officers under plans that provide for payments or other benefits at, following, or in connection with retirement.

PENSION BENEFITS

Name	Plan Name	Number of Years of Credited Service ($)	Present Value of Accumulated Benefit ($)	Payments During Last Fiscal Year ($)
Mary Berner	Retirement Plan	1.33	$16,467	—
	Excess Plan	1.33	$25,323	—

	Total		$41,790	—
Harris Williams	Retirement Plan	—	—	—
	Excess Plan	—	—	—
Jeffrey Spar	Retirement Plan	9.67	$74,045	—
	Excess Plan	9.67	$27,303	—

	Total		$101,348	—
Suzanne Grimes	Retirement Plan	1.25	$16,693	—
	Excess Plan	1.25	$20,721	—

	Total		$37,414	—
Eva Dillon	Retirement Plan	1.25	$21,625
	Excess Plan	1.25	$26,843	—

	Total		$48,468	—
Jean Clifton	Retirement Plan	—	—	—
	Excess Plan	—	—	—
Lisa Cribari	Retirement Plan	19.83	$377,911	—
	Excess Plan	19.83	—	$33,225

	Total		$377,911	$33,225
Michael Geltzeiler	Retirement Plan	6.67	$119,583	—
	Excess Plan	6.67	—	$110,755

	Total		$119,583	$110,755

         Retirement Plan and Excess Plan.    The following describes our Retirement Plan and Excess Plan as the provisions relate to a majority of employees, including all of the Named Executive Officers. Different provisions may apply to employees in our various locations.

         Retirement Plan.    The Retirement Plan is a tax-qualified cash balance plan for our employees. The cash balance formula was established on July 1, 1999. Participants in the plans on July 1, 1999 were credited with an opening balance based on the present value of their prior plan accrued benefit, plus an enhancement for participants age 39 and older. Participants are credited monthly with a base credit equal to their monthly base pay times the following percentages for the majority of cash balance participants, including all of the Named Executive Officers:

Age	% of Base Pay
< 30	3%
30 – 34	4%
35 – 39	5%
40 – 44	6%
45 – 49	8%
50 – 54	10%
55+	12%

        Accounts grow monthly with interest credits that are based on the yield for 1-year treasury securities plus 1%. Participants are vested in their entire account balance after 5 years of service. Participants as of June 30, 2003 are 100% vested in their June 30, 2003 accrued benefit.

        Upon termination, participants in the Retirement Plan can receive either their full account balance, or the balance can remain in the plan where it will continue to grow with interest credits until retirement. Participants may elect to receive their Retirement Plan as an annuity or lump sum payment. The lump sum payment is based on their account balance. At termination, if the participant is over age 55 and meets the Rule of 70 (age plus service is 70 or more), then the participant's annuity is increased by 30% at age 55, grading down 3% at age 64.

        As of July 1, 2008, the contribution schedule under the Retirement Plan changed from the age-based percentage contributions depicted above to a 5% annual contribution for all participants and 8% for employees age 50 and older with ten or more years of service as of July 1, 2008.

         Excess Plan.    The Excess Plan is a nonqualified cash balance plan that provides for the benefit that would have applied in the Retirement Plan if the IRS pay and benefit limitations for tax-qualified plans did not apply. The IRS pay limit for tax-qualified plans was $225,000 for calendar 2007. Participants in the Excess Plan receive a full lump sum distribution of their vested benefit following termination.

Nonqualified Defined Contribution and Other Nonqualified Deferred Compensation Plans

        The table below provides information for our Named Executive Officers with respect to each defined contribution or other plan that provides for the deferral of compensation on a basis that is not tax-qualified.

 NONQUALIFIED DEFERRED COMPENSATION

Name	Executive Contributions in Last Fiscal Year ($)	Registrant Contributions in Last Fiscal Year ($)		Aggregate Earnings in Last Fiscal Year ($)	Aggregate Withdrawals / Distributions ($)		Aggregate Balance at Last Fiscal Year End ($)
Mary Berner	—	—		—	—		—
Harris Williams	—	—		—	—		—
Jeffrey Spar	—	—		—	$21,568	(1)	—
Suzanne Grimes	—	—		—	—		—
Eva Dillon	—	—		—	—		—
Jean Clifton	—	—		—	—		—
Lisa Cribari	—	—		—	—		—
Michael Geltzeiler	—	107,603	(2)				$384,014	(3)

(1)
Mr. Spar received payment in July 2007 of his account balance under the Deferred Compensation Plan as described under the "Deferred Compensation" section above. Prior to December 31, 2006, he elected to receive his account balance in a lump sum payment upon the later of June 30, 2007 or completion of the merger, in either case, provided that the merger was completed.

(2)
Reflects employer contributions to the Executive Cash Balance Plan.

(3)
Reflects Executive Cash Balance Plan account balance at end of fiscal year.

Executive Cash Balance Plan

        The Executive Cash Balance Plan is a nonqualified defined contribution plan established on October 1, 1999 for executives at grade levels 21 and higher, subject to the approval by the CEO. An opening balance as of October 1, 1999 was credited to the participants who had been in the Executive Retirement Plan based on the present value of their Executive Retirement Plan benefits, enhanced if the participant was age 39 or older but younger than 55 as of October 1, 1999. Our Board of Directors may, at its discretion, provide a new participant with an opening balance. Mr. Geltzeiler currently is the remaining participant in this Plan.

        The plan will contribute to a participant's account an annual base credit equal to 20% of earnings less the annual credit they receive from the Retirement Plan and Excess Plan. Earnings for this plan include base pay and any Management Incentive Bonus earned for a year. Accounts grow based on the return of a hypothetical investment portfolio directed by the participant. Participants can allocate their investment portfolio among the mutual funds available under our 401(k) plan. Participants can change their allocation monthly to be effective as of the first day of the following month.

        Participants are vested in their account balance according to a graded schedule, where they are 50% vested after 5 years of service and are vested an additional 10% for each year of service until 10 years, when they are 100% vested. Upon termination, participants will receive their vested account balance payable over a 10-year period. Their balance will continue to grow with interest until it is fully distributed. The Plan does not permit employee deferrals.

Potential Payments upon Termination or Change-in-Control

        We have entered into agreements with Ms. Berner, Ms. Grimes, and Ms. Dillon that describe potential payments to these executives upon separation from the company. Please see the "Employment and Related Agreements" section above for additional information regarding these payments.

        The tables below reflect the potential payments the Named Executive Officers would receive if their employment was terminated under various termination scenarios, excluding Mr. Williams, Mr. Spar, Ms. Clifton, Ms. Cribari and Mr. Geltzeiler. The amounts indicated assume that such termination was effective as of June 30, 2008, and thus include amounts earned through such date and estimates of the amounts which would be paid out to the executives upon their termination. The actual amounts that would be paid to any Named Executive Officer upon his or her termination can only be determined at the time of such executive's actual separation from the Company.

        For Mr. Spar, Ms. Cribari, Ms. Clifton and Mr. Geltzeiler, the amounts reflected in each of their respective tables represent the actual payments that we made to such executive in connection with their actual termination of employment. Mr. Williams is not eligible to receive payments under any termination scenario.

Mary Berner, President and Chief Executive Officer

Termination Payment	Voluntary Resignation/ Retirement (1)	Death		Disability(8)		Termination for Cause(9)	Termination Without Cause or for Good Reason Not in Connection with a Change-in- Control(10)		Termination Without Cause or for Good Reason in Connection with a Change-in- Control(10)
Severance	—	—		—		—	$2,200,000	(4)	$2,200,000	(4)
Bonus	—	$1,650,704	(3)	$1,650,704	(3)	—	$1,650,704	(5)	$1,650,704	(5)
Qualified Retirement Plan(2)	—	$22,989		$22,989		—	—		—
Excess Plan(2)	—	$35,099		$35,099		—	—		—
Other Benefits	—	—		—		—	$13,842	(6)	$13,842	(6)
Gross-Up on Excise Taxes	—	—		—		—	—		—	(7)
LTIP Payment	—	—		—		—	—		—
Payment of Equity(11)	$1,990,000	$1,990,000		$1,990,000		$1,990,000	$1,990,000		$1,990,000

Total Value of Payments	$1,990,000	$3,698,792		$3,698,792		$1,990,000	$5,854,546		$5,854,546

(1)
Ms. Berner is not currently eligible for retirement. The amounts shown reflect a voluntary resignation.

(2)
Ms. Berner is not fully vested in the Qualified Retirement Plan or the Excess Plan as of June 30, 2008. Vesting is only accelerated in the case of Death or Disability.

(3)
Under the terms of her Employment Agreement, Ms. Berner is entitled to receive a pro-rata annual bonus for the year of termination based on the Company's actual results, paid when annual bonuses are ordinarily paid. As of June 30, 2008, Ms. Berner was eligible for an annual performance bonus of up to 400% of her salary. The amount shown reflects Ms. Berner's actual fiscal 2008 performance bonus.

(4)
Under the terms of her employment agreement, Ms. Berner is entitled to receive a severance payment equal to two times the sum of her (a) base salary and (b) guaranteed bonus, paid in a lump sum.

(5)
Under the terms of her employment agreement, Ms. Berner is entitled to receive a pro-rata bonus.

(6)
Reflects the value of additional benefits under the terms of Ms Berner's employment agreement. Ms. Berner would receive $13,842, equal to the Company-paid portion of medical, dental and life insurance benefits for one year following the date of termination, paid in a lump sum.

(7)
Ms. Berner's employment agreement provides that in the event it is determined that (a) any payment, benefit or distribution by us for the benefit of Ms. Berner would be subject to the excise tax imposed by Section 4999 of the Internal Revenue Code (which relates to payments that are contingent on a change in ownership or effective control of, or the ownership of a substantial portion of the assets of, a corporation) or (b) any interest or penalties are incurred by Ms. Berner with respect to such excise tax, Ms. Berner shall be entitled to receive an additional gross-up payment in an amount equal to the sum of the excise tax on any payment and the gross-up payment. Ms. Berner's employment agreement also provides that in the event it is determined that any cash payment, benefit or distribution by us for the benefit of Ms. Berner would be subject to the excise tax imposed by Section 4999 of the Internal Revenue Code, the cash amounts payable upon termination will be reduced by the amount necessary so that the receipt of the cash payment would not give rise to any excise tax, so long as the reduced payment would not be less that 90% of the original cash payment. This provision would not result in any tax reimbursement payment to Ms. Berner. As of June 30, 2008, we were a privately held company and, therefore, in accordance with her employment agreement, Ms. Berner would be entitled to a limited gross-up on the excise tax only however, based on the payments that would be owed to her as of June 30, 2008, no excise tax would have been due and no gross-up would have been paid.

(8)
Under the terms of Ms. Berner's employment agreement, "Disability" is defined as being physically or mentally incapable for six consecutive months to perform the material duties under the employment agreement. Any disagreement as to whether a Disability exists will be determined in writing by a qualified independent physician mutually acceptable to Ms. Berner and us.

(9)
Under the terms of Ms. Berner's employment agreement, "Cause" is defined as: (a) Ms. Berner's willful failure to substantially perform her duties under her employment agreement (other than due to physical or mental illness) after written notice of such failure; (b) her conviction of, or plea of guilty or nolo contendere to a felony (or the equivalent of a felony in a jurisdiction other than the United States) other than, in any case, vicarious liability or traffic violations; (c) her willful material breach of certain provisions of her employment agreement if uncured promptly following her receipt of written notice of such breach; (d) her willful material violation of our material written policies that has a detrimental impact on us and that, to the extent curable, is uncured by Ms. Berner promptly following her receipt of written notice of such breach; (e) her fraud or embezzlement with respect to us; (f) her misappropriation or misuse of funds or property belonging to us that is done in bad faith and is more than de minimis in nature; (g) her use of illegal drugs that interferes with the performance of her duties under her employment agreement; or (h) her gross misconduct, whether or not done in connection with employment, other than an act done in the good faith belief that it was in our best interests, that materially adversely affects our business or reputation, our subsidiaries or affiliates.

(10)
Under the terms of Ms. Berner's employment agreement, "Good Reason" is defined as (A) any diminution in Ms. Berner's title or position or a material diminution in her duties, authorities or responsibilities; (B) the assignment to Ms. Berner of duties inconsistent with her position; (C) our material and uncured breach of Ms. Berner's employment agreement; (D) any reduction of Ms. Berner's base salary, guaranteed bonus or annual bonus opportunity; (E) the transfer or relocation of Ms. Berner's principal place of employment to a location further in miles and/or travel time from New York, New York than is Pleasantville, New York; (F) any failure to re-elect Ms. Berner to our board of directors (if we are not public) or to nominate her for election to our board (if we are public), or (G) our failure to effectively assign Ms. Berner's employment agreement, as applicable, upon our sale or merger.

(11)
Under the terms of Ms. Berner's Restricted Stock Unit Award Agreement, Ms. Berner is entitled to receive either 200,000 shares or the Fair Market Value of those shares on the earlier of (a) the date of the Participant's separation from service from the Company and its Affiliates for any reason and (b) the date of a Change in Control.

Jeff Spar, Chief Information Officer

Termination Payment	Voluntary Resignation/ Retirement	Death	Disability	Termination for Cause	Termination Without Cause Not in Connection with a Change-in- Control(1)		Termination Without Cause in Connection with a Change-in- Control
Severance	—	—	—	—	$—	(2)	—
Bonus	—	—	—	—	$—		—
Qualified Retirement Plan	—	—	—	—	$118,056	(3)	—
Excess Plan	—	—	—	—	$42,699	(3)	—
Other Benefits	—	—	—	—	$—		—
LTIP Payment	—	—	—	—	$234,423	(4)	—
Payment of Equity	—	—	—	—	$—		—

Total Value of Payments	—	—	—	—	$395,178		—

(1)
Mr. Spar ceased employment with the company as of September 1, 2008 due to organizational changes. Mr. Spar received benefits in accordance with applicable plans.

(2)
Mr. Spar waived all rights to any future severance benefits under the 2001 and 2006 Income Continuation Plans, his Termination Agreement and any of our other severance policies or plans in exchange for a $1,300,000 payment made in 2008 in accordance with the terms of an agreement between Mr. Spar and us dated July 27, 2007.

(3)
Reflects account balance as of June 30, 2008.

(4)
Under the terms of the FY2008-09 and FY2008-10 LTIP, a participant that is involuntarily terminated is eligible for a pro-rated payment at target based on number of full months in the cycle. Mr. Spar was eligible for a payment under both cycles.

Suzanne Grimes, President, Food and Entertaining

Termination Payment	Voluntary Resignation/ Retirement(1)	Death		Disability		Termination for Cause	Termination Without Cause or for Good Reason Not in Connection with a Change-in-Control		Termination Without Cause or Constructive Termination in Connection with a Change-in-Control
Severance	—	—		—		—	$1,000,000	(4)	$1,000,000	(4)
Bonus	—	$354,000	(3)	$354,000	(3)	—	—		—
Qualified Retirement Plan(2)	—	$22,989		$22,989		—	—		—
Excess Plan(2)	—	$28,333		$28,333		—	—		—
Other Benefits	—	—		—		—	—		—
LTIP Payment	—	$250,000	(5)	$250,000	(5)	—	$250,000	(5)	$250,000	(5)
Payment of Equity	—	—		—		—	—		$200,647	(6)

Total Value of Payments	—	$655,322		$655,322		—	$1,250,000		$1,450,647

(1)
Ms. Grimes is not currently eligible for retirement. The amounts shown reflect a voluntary resignation.

(2)
Ms. Grimes is not fully vested in the Retirement Plan or the Excess Plan. Vesting would only be accelerated in the case of Death or Disability. The amounts reflect the account balance as of June 30, 2008.

(3)
Under the terms of our MIP, Ms. Grimes would be eligible for a pro-rata bonus. The amount shown reflects Ms. Grimes' actual fiscal 2008 MIP bonus award.

(4)
Under the terms of Ms. Grimes' employment letter, she is eligible to receive two years of base pay.

(5)
Under the terms of the FY2008-09 and FY2008-10 LTIP, a participant who is involuntarily terminated or terminated due to Death or Disability, is eligible for a pro-rated payment at target based on number of full months in the cycle.

(6)
Represents value of 50% of restricted shares that would vest upon a Change-in-Control as of June 30, 2008.

Eva Dillon, President, RD Community

Termination Payment	Voluntary Resignation/ Retirement(1)	Death		Disability		Termination for Cause	Termination Without Cause or for Good Reason Not in Connection with a Change-in-Control		Termination Without Cause or Constructive Termination in Connection with a Change-in-Control
Severance	—	—		—		—	$500,000	(4)	$500,000	(4)
Bonus	—	$248,000	(3)	$248,000	(3)	—	—		—
Qualified Retirement Plan(2)	—	$28,737		$28,737		—	—		—
Excess Plan(2)	—	$35,416		$35,416		—	—		—
Other Benefits	—	—		—		—	—		—
LTIP Payment	—	$250,000	(5)	$250,000	(5)	—	$250,000	(5)	$250,000	(5)
Payment of Equity	—	—		—		—	—		$160,518	(6)

Total Value of Payments	—	$562,153		$562,153		—	$750,000		$900,518

(1)
Ms. Dillon is not currently eligible for retirement. The amounts shown reflect a voluntary resignation.

(2)
Ms. Dillon is not fully vested in the Retirement Plan or the Excess Plan. Vesting would only be accelerated in the case of Death or Disability. The amounts reflect the account balance as of June 30, 2008.

(3)
Under the terms of our MIP, Ms. Dillon would be eligible for a pro-rata bonus. The amount shown reflects Ms. Dillon's actual fiscal 2008 MIP bonus award.

(4)
Under the terms of Ms. Dillon's employment letter, she is eligible to receive one year of base pay.

(5)
Under the terms of the FY2008-09 and FY2008-10 LTIP, a participant who is involuntarily terminated or terminated due to Death or Disability, is eligible for a pro-rated payment at target based on number of full months in the cycle.

(6)
Represents value of 50% of restricted shares that would vest upon a Change-in-Control as of June 30, 2008.

Lisa Cribari, Former, Vice President, Global Human Resources

Termination Payment	Voluntary Resignation/ Retirement(1)	Death	Disability	Termination for Cause	Termination Without Cause or for Good Reason Not in Connection with a Change-in-Control	Termination Without Cause or Constructive Termination in Connection with a Change-in-Control
Severance	—	—	—	—	—	—
Bonus	—	—	—	—	—	—
Qualified Retirement Plan(2)	$377,911	—	—	—	—	—
Excess Plan(3)	$33,225	—	—	—	—	—
Other Benefits	—	—	—	—	—	—
LTIP Payment	—	—	—	—	—	—
Payment of Equity	—	—	—	—	—	—

Total Value of Payments	$411,136	—	—	—	—	—

(1)
Ms. Cribari voluntarily resigned and ceased employment with the company on January 17, 2008.

(2)
Reflects account balance as of June 30, 2008.

(3)
Reflects distribution at time of termination pursuant to plan.

Jean Clifton, Former Senior Vice President and Chief Financial Officer

Termination Payment	Voluntary Resignation/ Retirement(1)	Death	Disability	Termination for Cause	Termination Without Cause or for Good Reason Not in Connection with a Change-in-Control	Termination Without Cause or Constructive Termination in Connection with a Change-in-Control
Severance	—	—	—	—	—	—
Bonus	—	—	—	—	—	—
Qualified Retirement Plan	—	—	—	—	—	—
Excess Plan	—	—	—	—	—	—
Other Benefits	—	—	—	—	—	—
LTIP Payment	—	—	—	—	—	—
Payment of Equity	—	—	—	—	—	—

Total Value of Payments	—	—	—	—	—	—

(1)
Ms. Clifton voluntarily resigned and ceased employment with the company as of March 14, 2008. On that date, the Company entered into a consulting agreement with Ms. Clifton and earned $306,250 in fees in FY08 in connection with that agreement.

Michael Geltzeiler, Former Senior Vice President and President, School and Education Services

Termination Payment	Voluntary Resignation/ Retirement(1)	Death	Disability	Termination for Cause	Termination Without Cause or for Good Reason Not in Connection with a Change-in-Control	Termination Without Cause or Constructive Termination in Connection with a Change-in-Control
Severance	—	—	—	—	—	—
Bonus	—	—	—	—	—	—
Executive Cash Balance(2)	384,014	—	—	—	—	—
Qualified Retirement Plan(2)	119,583	—	—	—	—	—
Excess Plan(3)	110,755	—	—	—	—	—
Other Benefits	—	—	—	—	—	—
LTIP Payment	—	—	—	—	—	—
Payment of Equity	—	—	—	—	—	—

Total Value of Payments	614,352	—	—	—	—	—

(1)
Mr. Geltzeiler voluntarily resigned and ceased employment with the Company on June 2, 2008.

(2)
Reflects account balance as of June 30, 2008.

(3)
Reflects distribution at time of termination pursuant to plan.

Compensation Committee Report

        The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis with management. Based on our review and discussion with management, we have recommended to the Board of Directors, and the Board has approved, that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K.

Submitted by The Compensation Committee of The Reader's Digest Association, Inc. Harvey Golub, Chairperson Timothy C. Collins Andrew R. Lack

Director Compensation

        None of our directors except Messrs. Knight and Lack receive cash compensation for serving as directors. Each of Messrs. Knight and Lack receives an annual cash retainer of $100,000, payable quarterly in arrears. On October 1, 2007, each of Messrs. Knight and Lack received an initial grant of options to acquire 50,000 shares of RDA Holding Co. common stock, at an exercise price of $10 per share, with such options to vest as to 12,500 shares on each of the first four anniversaries of March 2, 2007, subject to their continued services as our directors as of the vesting date. On October 1, 2007, Mr. Schrier was granted options to acquire 180,000 shares of RDA Holding Co. common stock, at an exercise price of $10 per share, with such options being vested and exercisable on the date of grant. We do not pay director fees to our employee directors, who currently consist of Mary G. Berner.

        The following table contains for Messrs. Knight, Lack and Schrier the total compensation paid to our directors during the fiscal year ended June 30, 2008 for serving as a director of the Company. No other director received compensation for such service.

Director Summary Compensation

Name	Fees Earned or Paid in Cash ($)(1)	Stock Awards ($)	Option Awards ($)(2)		Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation ($)	Total ($)
Andrew S. B. Knight	100,000	—		(3)	—	—	—	100,000
Andrew R. Lack	100,000	—		(3)	—	—	—	100,000
Eric Schrier	—	—	570,600	(4)	—	—	—	570,600

(1)
The amount in this column represents the total cash compensation delivered or earned for service as a director for the fiscal year ended June 30, 2008.

(2)
The amount in this column reflects the dollar amount recorded for financial statement reporting purposes for the fiscal year ended June 30, 2008, in accordance with FAS 123(R), of Messrs. Knight's, Lack's and Schrier's equity awards granted pursuant to the RDA Holding Co. 2007 Omnibus Incentive Compensation Plan (the "2007 Omnibus Plan"). Assumptions used in the calculation of this amount are included in Note 10 of the Notes to our Consolidated, Combined Consolidated and Combined Financial Statements for the fiscal year ended June 30, 2008 included in this Annual Report on Form 10-K. Because these amounts represent expense for financial reporting purposes, they are not representative of the actual value that the Director would receive upon exercise of these options.

(3)
Messrs. Knight and Lack were each granted 50,000 stock options on October 1, 2007. The granted stock options vest over four years, have 10-year contractual terms and are exercisable upon the occurrence of certain liquidity events, as defined in the 2007 Omnibus Plan and the recording of such awards is pushed down to us from RDA Holding Co. Stock options were granted with an exercise price of $10.00 that was deemed equal to the estimated market value of RDA Holding Co.'s common stock at the date of grant. As of June 30, 2008, it was determined that it was not probable that the liquidity event, as defined will be satisfied. As a result, no compensation expense was recognized during the period ended June 30, 2008 for stock options with liquidity event provisions.

(4)
Mr. Schrier was granted 180,000 stock options on October 1, 2007, which vested and were exercisable on the date of grant.

Compensation Committee Interlocks and Insider Participation

        Messrs. Collins, Golub and Lack currently serve as members of our Compensation Committee, having been appointed to the Compensation Committee in May 2007 in connection with the Acquisition Transaction. None of these individuals has been at any time an officer or employee of our Company. During fiscal 2008, we had no compensation committee "interlocks"—meaning that it was not the case that an executive officer of ours served as a director or member of the compensation committee of another entity and an executive officer of the other entity served as a director or member of our Compensation Committee.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

        There are no compensation plans under which our common stock is authorized for issuance. The following table contains certain information as of June 30, 2008 with respect to the RDA Holding Co. 2007 Omnibus Incentive Compensation Plan under which equity in our parent company, RDA Holding Co., is authorized for issuance.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price Of Outstanding Options, Warrants And Rights	Number Of Securities Remaining Available For Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected In Column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	2,991,995	$10	557,763
Equity compensation plans not approved by security holders	—	—	—

Total	2,991,995		557,763

Security Ownership of Certain Beneficial Owners and Management

        All of our outstanding common stock is directly owned by RDA Holding Co., and no other person has a direct beneficial ownership interest in our common stock The following table presents information regarding beneficial ownership of the equity securities of RDA Holding Co. as of August 31, 2008 by each person who is known by us to beneficially own more than 5% of the equity securities of RDA Holding Co., by each of our directors, by each of the Named Executive Officers, and by all of our directors and executive officers as a group.

        The percentage of beneficial ownership for these stockholders is calculated based on 59,701,909 shares of common stock of RDA Holding Co. outstanding as of August 31, 2008. Other than beneficial ownership information relating to our Named Executive Officers, the beneficial ownership information set forth below was provided by or on behalf of our directors and our Sponsors, and we have not independently verified the accuracy or completeness of the information so provided. Notwithstanding the beneficial ownership of the common stock of RDA Holding Co. presented below, the Stockholders' Agreement of RDA Holding Co. governs the exercise of our stockholders' voting and other rights. See

"Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE—Stockholders' Agreement.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)	Percent of Class(1)
Principal Stockholders
Affiliates of Ripplewood Holdings L.L.C.(2)	59,701,909	100
C.V. Starr & Co., Inc.(3)	4,000,000	6.7
GoldenTree Asset Management, LP and related funds(4)	7,000,000	11.7
J. Rothschild Group (Guernsey) Ltd.(5)	6,000,000	10.0
Current Directors
Mary G. Berner, Chief Executive Officer and Director	796,406	1.3
Timothy C. Collins, Director(6)	—	—
Harvey Golub, Chairman of the Board(7)	—	—
Andrew S. B. Knight, Director(5)	—	—
Andrew R. Lack, Director	—	—
Eric Schrier, Director	180,000	—
Steven T. Shapiro, Director and Former Executive Officer(4)	—	—
Harris Williams, Director(8)	—	—
Named Executive Officers Who Are Not Directors(9)
Jeffrey Spar	—	—
Suzanne Grimes	—	—
Eva Dillon	—	—
Jean Clifton	—	—
Lisa Cribari	—	—
All directors and executive officers as a group (24 persons)(6)(7)(8)	976,406	1.6

(1)
Includes shares held in the beneficial owner's name or jointly with others, or in the name of a bank, nominee or trustee for the beneficial owner's account. Unless otherwise indicated in the footnotes to this table, we believe that each stockholder named in this table has sole voting and/or investment power with respect to the shares indicated as beneficially owned. Pursuant to Rule 13d-3 under the Securities Exchange Act of 1934, as amended, a person has beneficial ownership of any securities as to which such person, directly or indirectly, has or shares voting power and/or investment power or as to which such person has the right to acquire such voting and/or investment power within 60 days. The percentage of beneficial ownership by a person as of a particular date is calculated by dividing the number of shares beneficially owned by such person by the sum of the number of shares outstanding as of such date and the number of unissued shares as to which such person has the right to acquire voting and/or investment power within 60 days. Unless otherwise indicated, the beneficial ownership of any named person does not exceed, in the aggregate, one percent of the outstanding equity securities of RDA Holding Co. on August 30, 2008, as adjusted as required by applicable rules.

(2)
Includes (i) 10,827,681 shares of common stock of RDA Holding Co. held by RDA Investors I, LLC, whose sole member is Ripplewood Partners II, L.P.; (ii) 5,962,419 shares of common stock of RDA Holding Co. held by RDA Investors II, LLC, whose manager is Ripplewood Partners II GP, L.P.; (iii) 6,200,100 shares of common stock of RDA Holding Co. held by RDA Investors III, LLC, whose manager is Ripplewood Partners II GP, L.P.; (iv) 3,589,694 shares of common stock of RDA Holding Co. held by LVC Acquisition, L.L.C., whose sole member is Ripplewood Partners II, L.P.; (v) 1,483,009 shares of common stock of RDA Holding Co. held by LVC

  Acquisition II, L.L.C., whose members are Ripplewood Partners II Parallel Fund, L.P., Ripplewood Partners II Offshore Parallel Fund, L.P., and RP II RHJ Co-Investment Fund, L.P.; and (vi) 4,928,896 shares of common stock of RDA Holding Co. held by EAC III, L.L.C., whose managing member is EAC IV, L.L.C. The amounts listed above in this note represent in the aggregate 55.3% of the shares of common stock of RDA Holding Co. In addition, pursuant to the Stockholders' Agreement of RDA Holding Co., Ripplewood has the power to vote the common stock of all of the other stockholders of RDA Holding Co. under certain circumstances, including the remaining 44.7% of the shares of common stock of RDA Holding Co. not held by the affiliates of Ripplewood listed above. See "Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE—Transactions with Ripplewood." Thus, pursuant to Rule 13d-3 under the Securities Exchange Act of 1934, Ripplewood may be deemed to beneficially own 100% of the common stock of RDA Holding Co. Messrs. Collins and Golub may be deemed to share beneficial ownership of any shares beneficially owned or deemed to be beneficially owned by Ripplewood, but expressly disclaim all such beneficial ownership. Mr. Williams is a Managing Director of Ripplewood, but does not have investment or voting control over the shares beneficially owned by Ripplewood. For a description of material relationships between Ripplewood and us over the last three years, see "Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE." The address of each of the Ripplewood investment funds is c/o Ripplewood Holdings, LLC, 1 Rockefeller Plaza, 32nd Floor, New York, NY 10020.

(3)
The address of C.V. Starr & Co., Inc. is 399 Park Avenue, New York, NY 10022.

(4)
Mr. Shapiro, our director, is a founding partner and a director of GoldenTree Asset Management, LP. The beneficial ownership of GoldenTree Asset Management, LP includes (i) 3,885,935 shares of common stock of RDA Holding Co. held by GoldenTree Master Fund, Ltd., for whom investment and voting decisions are made by GoldenTree Asset Management, LP; (ii) 949,360 shares of common stock of RDA Holding Co. held by GoldenTree Master Fund II, Ltd., for whom investment and voting decisions are made by GoldenTree Asset Management, LP; (iii) 203,940 shares of common stock of RDA Holding Co. held by Citi GoldenTree, Ltd., for whom investment and voting decisions are made by GoldenTree Asset Management, LP; (iv) 151,665 shares of common stock of RDA Holding Co. held by GPC LVIII, LLC, for whom investment and voting decisions are made by GoldenTree Asset Management, LP; (v) 950,175 shares of common stock of RDA Holding Co. held by GoldenTree Credit Opportunities Financing I, Ltd., for whom investment and voting decisions are made by GoldenTree Asset Management, LP; (vi) 702,100 shares of common stock of RDA Holding Co. held by GoldenTree MultiStrategy Financing, Ltd., for whom investment and voting decisions are made by GoldenTree Asset Management, LP; and (vii) 156,825 shares of common stock of RDA Holding Co. held by GoldenTree European Select Opportunities Master, LP, for whom investment and voting decisions are made by GoldenTree Asset Management UK LLP. The address of each of the GoldenTree investment funds is c/o GoldenTree Asset Management, LP 300 Park Avenue, 21st Floor, New York, NY 10022.

(5)
Mr. Knight, our director, is executive chairman of J. Rothschild Group (Guernsey) Ltd. The address of J. Rothschild Group (Guernsey) Ltd. is 15 St. James' Place, London, SW1A 1NP, England.

(6)
Mr. Collins, our director, is the Founder, CEO and Senior Managing Director of Ripplewood. Amounts disclosed for Mr. Collins do not include the amounts disclosed in the table next to "Affiliates of Ripplewood Holdings L.L.C." Mr. Collins expressly disclaims beneficial ownership of any shares of common stock owned directly or indirectly by the Ripplewood investment funds.

(7)
Mr. Golub, our Chairman of the Board, is the Executive Chairman of Ripplewood. Amounts disclosed for Mr. Golub do not include the amounts disclosed in the table next to "Affiliates of Ripplewood Holdings L.L.C." Mr. Golub expressly disclaims beneficial ownership of any shares of common stock owned directly or indirectly by the Ripplewood investment funds.

(8)
Mr. Williams, our director, is a Managing Director of Ripplewood. Amounts disclosed for Mr. Williams do not include the amounts disclosed in the table next to "Affiliates of Ripplewood Holdings L.L.C." Mr. Williams expressly disclaims beneficial ownership of any shares of common stock owned directly or indirectly by the Ripplewood investment funds.

(9)
Unless otherwise indicated, the beneficial ownership of any named person does not exceed, in the aggregate, one percent of the outstanding equity securities of RDA Holding Co. on August 31, 2008.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

        Pursuant to our Code of Conduct, all employees (including our Named Executive Officers) who have, or whose immediate family members have, any financial interests in other entities where such involvement is or may appear to cause a conflict of interest situation are required to report to us the conflict. Any conflict involving an executive officer must also be reported to the Chairman of our Board of Directors. If the conflict is considered material, the situation will be reviewed by the Audit Committee to determine whether a conflict exists or will exist, and if so, what action should be taken to resolve the conflict or potential conflict. Additionally, in connection with the Acquisition Transaction, the Sponsors entered into a stockholders' agreement which requires affiliated party transactions involving the Sponsors to be approved by the majority of Sponsors not involved in the affiliated party transaction. We do not have any written standards for approving related party transactions.

Transactions with Ripplewood

        In connection with the Acquisition Transaction, on January 23, 2007, RDA Holding Co. entered into the Stockholders' Agreement which contains, among other items:

  •
  restrictions on the transfer of shares of common stock by any stockholder without Ripplewood's consent;

  •
  rights of first offer granted to Ripplewood to purchase our common stock, which any stockholder proposes to transfer, at the price and under all other material terms and conditions on which that stockholder first proposed to transfer its common stock;

  •
  preemptive rights granted to the stockholders to purchase equity securities issued by RDA Holding Co. or its affiliates in the amounts required to maintain their percentage ownership;

  •
  rights of the stockholders to participate in certain transfers of common stock by any stockholder;

  •
  rights of the stockholders to receive financial information; and

  •
  rights of Ripplewood to vote by irrevocable proxy all stockholder common stock (other than in connection with certain significant corporate actions or affiliate transactions).

        In addition, under the terms of the Stockholders' Agreement, Ripplewood sets the size of our board of directors as it deems appropriate, and is entitled to propose the appointment of all of our directors, including the Chairman of the Board and independent directors. Ripplewood has agreed that one director shall be designated by J. Rothschild Group (Guernsey) Ltd. and one director shall be designated by Golden Tree Asset Management, LP, subject to continuing stock ownership requirements. The Stockholders' Agreement requires that at least one director be "independent" for purposes of Rule 10A-3 promulgated under the Securities Exchange Act of 1934, as amended. Each party to the Stockholders' Agreement agrees to take all action necessary to effect the appointment to the board of each director appointee of Ripplewood.

        On January 23, 2007, in connection with the Acquisition Transaction, RDA Holding Co also entered into a management services agreement (the "Management Services Agreement") with the Ripplewood Funds, J. Rothschild Group (Guernsey) Ltd., and GoldenTree Asset Management, LP (together the "Service Providers"). Pursuant to the Management Services Agreement, the Service Providers or their affiliates will provide us with management consultant services, which services shall include, without limitation, (1) recommending, structuring and identifying sources of capital, (2) monitoring, evaluating and making recommendations regarding potential acquisitions and (3) analyzing our operations, historical performance and future prospects, in connection with financial and strategic corporate planning. Under the Management Services Agreement, the Service Providers will receive an annual management fee of $7.5 million paid quarterly each January 1, April 1, July 1 and October 1, and reimbursement for out-of-pocket expenses incurred by them in connection with the provision of management consulting services pursuant to the agreement.

        In the event that the Management Services Agreement is terminated upon the consummation of an initial public offering or any transaction involving our change in control, the Service Providers will receive a lump sum payment equal to the present value of the annual management fees that would have been payable for the remainder of the term of the management agreement. The initial term of the management agreement is seven years, at which point it may be renewed for a further seven year term at the election of Ripplewood.

        The Management Services Agreement also provides that, to the extent that RDA Holding Co. requests services other than management services from a Service Provider, RDA Holding Co. and such Service Provider may negotiate mutually agreed upon fees and expenses to be paid by RDA Holding Co. for such other services, and such other services will be deemed to be provided under the Management Services Agreement. The Management Services Agreement will include customary exculpatory and indemnification provisions in favor of the Service Providers.

        During the fiscal year ended June 30, 2008, we incurred management fees of $7.5 million from the Service Providers under the Management Services Agreement. Reimbursement of out-of-pocket expenses were immaterial.

Additional Related Party Transactions

        On July 25, 2008, we sold 100% of the outstanding common stock of Taste of Home Entertaining Inc. ("TOHE"), our home party-planning business, to Strong Oak, Inc., a corporation whose significant stockholders include Eric Schrier, our former president and Chief Executive Officer and a current member of our Board of Directors, for a $1 million subordinated note payable in four years, plus interest, and an earn out based upon the year-four operating profits generated by the TOHE business. In addition, the purchaser assumed all of TOHE's assets and liabilities as of the closing date. Mr. Shrier is a director of, and has an approximately 12.5% interest in, the purchaser.

Director Independence

        We are a privately held corporation. Although we are not a listed issuer, we have evaluated the independence of our Board of Directors and committee members using the independence standards of the New York Stock Exchange. Our Board has determined that Andrew Knight, Andrew Lack, and Steven T. Shapiro are independent directors within the meaning of the rules of the New York Stock Exchange.

        Messrs. Golub, Knight, Lack and Shapiro are members of our Audit Committee. Messrs. Golub, Knight and Shapiro are not independent for purposes of Audit Committee membership within the meaning of the rules of the New York Stock Exchange because of their affiliations with the Sponsors.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

Fees and Expenses

        The following table shows the fees for professional audit services rendered by Ernst &Young LLP, our independent auditor, for the audit of our annual financial statements and review of our interim financial statements for fiscal 2007 and 2008, and fees for other services rendered by Ernst & Young LLP for 2008 and 2007.

Fees	2008	2007
Audit Fees(1)	$5,200,000	$6,400,000
Audit-Related Fees(2)	400,000	700,000
Tax Fees(3)	1,700,000	1,900,000
All Other Fees	—	—

Total Fees	$7,300,000	$9,000,000

(1)
Consists of services performed to comply with generally accepted auditing standards and services that generally only the Independent Accountants can provide. These fees include audit services, and as required, various subsidiaries, quarterly reviews, statutory audits and attest services required by applicable law.

(2)
Consists of assurance and related services rendered by Ernst & Young for the audit of our U.S. defined pension plan, our 401(k) plan and accounting consultations and services provided in connection with issuing our public debt and filing Form S-4 in 2008. In addition, during 2007 Ernst & Young provided accounting consultations and comfort letters in connection with the Acquisition Transaction in 2007.

(3)
Consists of services performed by professional staff in the Independent Accountants' tax division for tax consultation and compliance services, except for those services related to the audit.

Pre-Approval Policies and Procedures

        The Audit Committee pre-approves all audit and permissible non-audit services provided by our independent auditor, subject to the de minimis exceptions for non-audit services described in Section 10A(i)(1)(B) of the Exchange Act, all of which are approved by the Audit Committee prior to the completion of the audit. These services may include audit services, audit-related services, tax services and other services.

        The Audit Committee has adopted a formal policy for the pre-approval of services provided by our independent auditors. The policy provides that management and our independent registered public accounting firm jointly submit to the Audit Committee a schedule of audit and non-audit services for approval as part of the annual plan for each year. In addition, the policy provides that the Audit Committee also may pre-approve particular services not in the annual plan on a case-by-case basis. For each proposed service, management must provide a detailed description of the service and the projected fees and costs (or a range of such fees and costs) for the service.

        The Audit Committee may delegate pre-approval authority for audit and non-audit services to one or more of its members. Any service pre-approved by a delegee must be reported to the Audit Committee at the next scheduled quarterly meeting.

        The audit, audit-related, tax and other services provided by Ernst & Young LLP were pre-approved by the Audit Committee in accordance with its pre-approval policy.

 PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)
The following documents in (a)(1) and (a)(2) are included in this Annual Report:

(1)
Financial Statements

  See Index to the Consolidated, Combined Consolidated and Combined Financial Statements on Page F-1 of this Annual Report.

  (2)
  Financial Statement Schedules

  See Index to our Consolidated, Combined Consolidated and Combined Financial Statements on Page F-1 of this Annual Report.

  (3)
  Exhibits

  The following exhibits are filed herewith or incorporated by reference in this Annual Report.

Exhibit Number	Description of Document
2.1	Agreement and Plan of Merger dated November 16, 2006 among The Reader's Digest Association, Inc., RDA Holding Co. and Doctor Acquisition Co. (filed as Exhibit 2.1 to the Company's Current Report on Form 8-K (File No. 1-10434) dated November 16, 2006, and incorporated by reference herein).
3.1
Certificate of Incorporation of The Reader's Digest Association, Inc., effective March 2, 2007 (filed as Exhibit 3.1 to the Company's Current Report on Form 8-K (File No. 1-10434) dated March 8, 2007, and incorporated by reference herein).
3.2
Amended and Restated By-Laws of The Reader's Digest Association, Inc., effective May 22, 2007 (filed as Exhibit 3.2 to the Company's Registration Statement on Form S-4 (Registration No. 333-149140), and incorporated by reference herein).
4.1
Indenture dated as of March 2, 2007 among The Reader's Digest Association, Inc., the Guarantors named therein and The Bank of New York, as Trustee, relating to The Reader's Digest Association, Inc.'s 9% Senior Subordinated Notes due 2017 (filed as Exhibit 4.1 to the Company's Registration Statement on Form S-4 (Registration No. 333-149140), and incorporated by reference herein).
10.1
Credit Agreement dated as of March 2, 2007, among Doctor Acquisition Co., RDA Holding Co., The Reader's Digest Association, Inc. and the Overseas Borrowers, the Lenders, the Administrative Agent, the Co-Syndication Agents and the Documentation Agent party thereto (filed as Exhibit 10.1 to the Company's Registration Statement on Form S-4 (Registration No. 333-149140), and incorporated by reference herein).
10.2*
Guarantee and Collateral Agreement dated as of March 2, 2007, among Doctor Acquisition Co., RDA Holding Co., The Reader's Digest Association, Inc. and the Guarantors identified therein and JPMorgan Chase Bank, N.A., as Administrative Agent.
10.3*
Stockholders' Agreement dated as of January 23, 2007, by and among RDA Holding Co., RDA Investors I, LLC, RDA Investors II, LLC, RDA Investors III LLC, J. Rothschild Group (Guernsey) Ltd., GoldenTree Asset Management, LP, and the other stockholders of RDA Holding Co. party thereto.
10.4*	Management Services Agreement dated as of January 23, 2007, by and among Ripplewood Holdings L.L.C., GoldenTree Asset Management, LP, J. Rothschild Group (Guernsey) Ltd. and RDA Holding Co.

Exhibit Number	Description of Document
10.5†	The Reader's Digest Association, Inc. Management Incentive Compensation Plan (Amendment and Restatement as of July 1, 1994) (filed as Exhibit 10.1 to the Company's Annual Report on Form 10-K for the year ended June 30, 1994 (File No. 1-10434), and incorporated by reference herein).
10.6†
Amendment No. 1 to The Reader's Digest Association, Inc. Management Incentive Compensation Plan (effective as of April 11, 1996) (filed as Exhibit 10.1.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1996 (File No. 1-10434), and incorporated by reference herein).
10.7†
The Reader's Digest Association, Inc. Deferred Compensation Plan (Amendment and Restatement as of July 8, 1994) (filed as Exhibit 10.4 to The Company's Annual Report on Form 10-K for the year ended June 30, 1994 (File No. 1-10434), and incorporated by reference herein).
10.8†
Excess Benefit Retirement Plan of The Reader's Digest Association, Inc. (Amendment and Restatement as of July 1, 1994) (filed as Exhibit 10.7 to the Company's Annual Report on Form 10-K for the year ended June 30, 1994 (File No. 1-10434), and incorporated by reference herein).
10.9†
The Reader's Digest 1992 Executive Retirement Plan (Amendment and Restatement as of October 10, 1996) (filed as Exhibit 10.12 to the Company's Annual Report on Form 10-K for the year ended June 30, 1997 (File No. 1-10434), and incorporated by reference herein).
10.10†
The Reader's Digest Association, Inc. Deferred Compensation Plan for Directors, amended and restated as of January 1, 2003 (filed as Exhibit 10.10 to the Company's Annual Report on Form 10-K for the year ended June 30, 2003 (File No. 1-10434), and incorporated by reference herein).
10.11†
The Reader's Digest Association, Inc. 2006 Income Continuation Plan for Senior Management (filed as Exhibit 10.41 to the Company's Annual Report on Form 10-K for the year ended June 30, 2006 (File No. 1-10434), and incorporated by reference herein).
10.12†
The Reader's Digest Association, Inc. Executive Cash Balance Plan (Amended and Restated June 30, 2006) (filed as Exhibit 10.42 to the Company's Annual Report on Form 10-K for the year ended June 30, 2003 (File No. 1-10434), and incorporated by reference herein).
10.13†
The Reader's Digest Association, Inc. Senior Management Incentive Plan (filed as Exhibit 10.27 to the Company's Annual Report on Form 10-K for the year ended June 30, 1999 (File No. 1-10434), and incorporated by reference herein).
10.14*†	RDA Holding Co. 2007 Omnibus Incentive Compensation Plan.
10.15*†	Form of Restricted Share Award Agreement under the RDA Holding Co. 2007 Omnibus Incentive Compensation Plan.
10.16*†	Form of Option Award Agreement under the RDA Holding Co. 2007 Omnibus Incentive Compensation Plan.
10.17*†	Form of the 2008-2009 and 2008-2010 Reader's Digest Association, Inc. Long-Term Incentive Plan Award.
10.18
Assurance of Voluntary Compliance or Discontinuance dated February 26, 2001, by and among the State Attorneys General and the Company (filed as Exhibit 99.2 to the Company's Current Report on Form 8-K dated March 9, 2001, and incorporated herein by reference).

Exhibit Number	Description of Document
10.19†	Form of Indemnification Agreement between The Reader's Digest Association, Inc. and individual directors and Named Executive Officers of The Reader's Digest Association, Inc. (filed as Exhibit 10.27 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2003 (File No. 1-10434), and incorporated by reference herein).
10.20†	FlexNet Program summary description (filed as Exhibit 10.28 to the Company's Annual Report on Form 10-K for the year ended June 30, 2003 (File No. 1-10434), and incorporated by reference herein).
10.21†
Financial counseling plan summary description (filed as Exhibit 10.29 to the Company's Annual Report on Form 10-K for the year ended June 30, 2003 (File No. 1-10434), and incorporated by reference herein).
10.22
Amended and Restated Sale Purchase Agreement between The Reader's Digest Association, Inc. and GAP III Properties LLC and Summit Development, LLC dated as of November 18, 2004, but effective as of September 10, 2004 (filed as Exhibit 10.35 to the Company's Current Report on Form 8-K dated November 18, 2004 (File No. 1-10434), and incorporated by reference herein).
10.23
Contribution Agreement dated as of March 2, 2007, by and between RDA Holding Co., a Delaware Company, and The Reader's Association, Inc., a Delaware corporation (filed as Exhibit 10.14 to the Company's Registration Statement on Form S-4 (Registration No. 333-149140), and incorporated by reference herein).
10.24*†	Amended and Restated Employment Agreement dated as of February 1, 2008, between the Company and Mary G. Berner.
10.25*†	Employment Letter dated March 8, 2007, between the Company and Suzanne Grimes.
10.26*†	Employment Letter dated March 6, 2007, between the Company and Eva Dillon.
10.27*†	Waiver and Non-Competition Agreement dated July 27, 2007, between the Company and Jeffrey Spar.
10.28*†	Waiver and Non-Competition Agreement dated June 26, 2007, between the Company and Lisa Cribari.
10.29†
Employment Letter dated August 7, 2007, between the Company and Jean B. Clifton (filed as Exhibit 10.16 to the Company's Registration Statement on Form S-4 (Registration No. 333-149140), and incorporated by reference herein).
10.30†
Consulting Agreement dated as of March 5, 2007, between the Company and Eric W. Schrier (filed as Exhibit 10.18 to the Company's Registration Statement on Form S-4 (Registration No. 333-149140), and incorporated by reference herein).
10.31†
Consulting Agreement dated as of March 7, 2008, by and among the Company, Platinum Strategic Partners, LLC and Jean B. Clifton (filed as Exhibit 10.19 to the Company's Registration Statement on Form S-4 (Registration No. 333-149140), and incorporated by reference herein).
10.32*	Stock Purchase Agreement dated as of August 7, 2008, among the Company, TI Circulation Holdings LLC and 1417557 Alberta ULC.
21.1*	List of Subsidiaries of The Reader's Digest Association, Inc.

Exhibit Number	Description of Document
31.1*	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) and Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) and Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certifications of Chief Executive Officer and Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002.

*
Filed or furnished herewith.

†
Management contract or compensatory plan or arrangement.

 INDEX TO CONSOLIDATED, COMBINED CONSOLIDATED AND COMBINED
FINANCIAL STATEMENTS

Consolidated, Combined Consolidated and Combined Financial Statements:	Page

Report of Independent Registered Public Accounting Firm for June 30, 2008 and 2007 and the Years Then Ended	F-2
Report of Independent Registered Public Accounting Firm for June 30, 2006 and the Year Then Ended	F-3

Consolidated Statement of Operations for the Year Ended June 30, 2008 and Combined Consolidated Statement of Operations for the Year Ended June 30, 2007 and Combined Statement of Operations for the Year Ended June 30, 2006	F-4
Consolidated Balance Sheets as of June 30, 2008 and 2007	F-5

Consolidated Statement of Cash Flows for the Year Ended June 30, 2008 and Combined Consolidated Statement of Cash Flows for the Year Ended June 30, 2007 and Combined Statement of Cash Flows for the Year Ended June 30, 2006	F-6

Consolidated Statement of Changes in Stockholder's Equity for the Year Ended June 30, 2008 and Combined Consolidated Statement of Changes in Stockholders' Equity for the Year Ended June 30, 2007 and Combined Statement of Changes in Stockholders' Equity (Deficit) for the Year Ended June 30, 2006	F-7
Notes to Consolidated, Combined Consolidated and Combined Financial Statements	F-9

Financial Statement Schedules

        None are required as the information required by the Financial Statement Schedules is already included in the Financial Statements or the Schedules are not applicable based on the Company's operations.

 Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholder of
The Reader's Digest Association, Inc.

        We have audited the accompanying consolidated balance sheets of The Reader's Digest Association, Inc. and subsidiaries as of June 30, 2008 and 2007, and the related consolidated and combined consolidated statements of operations, stockholder's equity, and cash flows of the corporations listed in Note 1 for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

        We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of The Reader's Digest Association, Inc. and subsidiaries at June 30, 2008 and 2007, and the consolidated and combined consolidated results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

/s/ ERNST & YOUNG LLP

New York, New York
September 26, 2008

 Report of Independent Registered Public Accounting Firm

The Board of Directors
WRC Media Inc.:

        We have audited the accompanying combined statements of operations, changes in stockholders' deficit, and cash flows for the year ended June 30, 2006 of WRC Media Inc. and subsidiaries, now known as The Reader's Digest Association, Inc., ("the Company"). These combined financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these combined financial statements based on our audit.

        We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

        In our opinion, the combined financial statements referred to above present fairly, in all material respects, WRC Media Inc. and subsidiaries results of operations and their cash flows for the year ended June 30, 2006, in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP

New York, New York
December 11, 2007, except for Notes 15 and 17,
as to which the date is April 18, 2008

The Reader's Digest Association, Inc. and Subsidiaries

Consolidated Statement of Operations for the Year Ended June 30, 2008 and
Combined Consolidated Statement of Operations for the Year Ended June 30, 2007 and
Combined Statement of Operations for the Year Ended June 30, 2006

	Years ended June 30,
In millions	2008	2007	2006
Revenues	$2,786.4	$1,076.4	$394.1
Product, distribution and editorial expenses	(1,223.4)	(496.8)	(180.3)
Promotion, marketing and administrative expenses	(1,568.2)	(578.9)	(212.4)
Goodwill and intangible asset impairment	(307.2)	—	—
Other operating items, net	(25.0)	(36.2)	(14.5)

Operating loss	(337.4)	(35.5)	(13.1)
Interest expense, including amortization of deferred financing costs of $(8.5), $(6.5) and $(8.8), respectively	(175.8)	(78.9)	(25.2)
Gain on recapitalization at WRC Media, Inc.	—	18.5	38.0
Other income (expense), net	6.7	0.5	(0.2)

Loss before benefit (provision) for income taxes, discontinued operations and extraordinary item	(506.5)	(95.4)	(0.5)
Income tax benefit (provision)	4.5	4.7	(2.5)

Loss from continuing operations	(502.0)	(90.7)	(3.0)
Income from discontinued operations
WRC Media Inc. (including gain on sale of subsidiary of $92.2 net of taxes of $(39.2) in fiscal 2006)	—	—	55.1
Extraordinary gain from release of purchase contingency at Direct Holdings U.S. Corp.	—	—	7.3

Net (loss) income	$(502.0)	$(90.7)	$59.4

See accompanying Notes to Consolidated, Combined Consolidated and Combined Financial Statements.

The Reader's Digest Association, Inc. and Subsidiaries

Consolidated Balance Sheets as of June 30, 2008 and
June 30, 2007

	At June 30,
In millions, except share data	2008	2007
Assets
Current assets
Cash and cash equivalents	$79.4	$50.2
Accounts receivable, net	304.2	326.0
Inventories	190.7	188.1
Prepaid and deferred promotion costs	61.5	61.4
Prepaid expenses and other current assets	169.8	164.9

Total current assets	805.6	790.6
Property, plant and equipment, net	108.3	117.7
Goodwill	1,664.0	1,844.3
Other intangible assets, net	977.8	1,090.7
Prepaid pension assets	290.9	336.5
Other noncurrent assets	119.5	218.8

Total assets	$3,966.1	$4,398.6

Liabilities and stockholder's equity
Current liabilities
Short-term debt	$25.6	$13.1
Accounts payable	242.1	238.2
Accrued expenses	284.6	320.6
Income taxes payable	29.2	22.7
Unearned revenues	378.8	311.9
Other current liabilities	11.9	11.3

Total current liabilities	972.2	917.8
Long-term debt	2,091.9	1,981.4
Unearned revenues	137.6	102.2
Accrued pension	84.0	112.9
Postretirement and post employment benefits other than pensions	25.5	61.1
Other noncurrent liabilities	399.9	536.7

Total liabilities	$3,711.1	$3,712.1

Commitments and contingencies
Stockholder's equity
Preferred stock	—	20.7
Common stock (par value $1.00 per share, authorized and issued 1,000 shares at June 30, 2008 and 2007)
Paid-in capital	1,008.8	1,001.8
Accumulated deficit	(907.2)	(405.1)
Accumulated other comprehensive gain	153.4	69.1

Total stockholder's equity	255.0	686.5

Total liabilities and stockholder's equity	$3,966.1	$4,398.6

See accompanying Notes to Consolidated, Combined Consolidated and Combined Financial Statements.

The Reader's Digest Association, Inc. and Subsidiaries

Consolidated Statement of Cash Flows for the Year Ended June 30, 2008 and
Combined Consolidated Statement of Cash Flows for the Year Ended June 30, 2007 and
Combined Statement of Cash Flows for the Year Ended June 30, 2006

	Years ended June 30,
In millions	2008	2007	2006
Cash flows from operating activities
Net loss from continuing operations	$(502.0)	$(90.7)	$(3.0)
Depreciation and amortization	86.0	36.7	15.0
Non-cash gain on recapitalization	—	(18.5)	(38.0)
Accrual of dividends on preferred stock	—	0.5	1.5
Non-cash income tax benefit	—	—	0.5
Non-cash write-off of deferred financing fees	—	2.5	7.4
Impairment of prepaid fulfillment and distribution	—	—	11.8
Impairment of goodwill and intangibles	307.2	—	—
Amortization of debt issuance costs	8.5	4.0	1.4
Stock-based compensation	7.0	2.0	(0.2)
Net (gain) loss on sales of long-term assets	(0.6)	0.2	—
Changes in assets and liabilities, net of effects of acquisitions and dispositions
Accounts receivable, net	41.5	56.6	3.6
Inventories	4.0	31.3	1.7
Prepaid and deferred promotion costs	3.9	(17.4)	(2.5)
Other assets	(28.8)	(29.6)	(4.7)
Unearned revenues	89.2	19.1	0.4
Income and deferred taxes, net	(50.5)	(0.3)	(1.3)
Accounts payable and accrued expenses	(50.9)	(140.1)	9.4
Other liabilities	30.7	(31.9)	(3.3)

Net change in cash due to continuing operating activities	(54.8)	(175.6)	(0.3)

Net change in cash due to discontinued operating activities	—	—	1.1

Net change in cash due to operating activities	(54.8)	(175.6)	0.8

Cash flows from investing activities
Payments for business acquisitions	—	—	(0.7)
Proceeds from sales of assets	24.3	14.4	—
Capital expenditures	(26.2)	(14.4)	(12.3)
Purchases of intangible assets	(1.0)	—	—

Net change in cash due to continuing investing activities	(2.9)	—	(13.0)

Net change in cash due to discontinued investing activities	—	—	264.8

Net change in cash due to investing activities	(2.9)	—	251.8

Cash flows from financing activities
Proceeds from borrowings	303.9	1,921.0	80.2
Debt payments	(208.7)	(895.8)	—
Repayments of Subordinated Notes	—	—	(163.3)
Repayments of Second-Lien Term Loan	—	—	(146.5)
Short-term borrowings, net	11.6	85.2	10.0
Cash paid for financing fees	—	(65.2)	(4.3)
Proceeds from sale of issuance of common stock	—	—	26.0
Redemption of senior preferred stock	—	—	(55.4)
Redemption fees of junior preferred stock	—	—	(0.2)
Distribution to RDA Holding Co., net of cash acquired in the acquisition transaction	—	(1,553.1)	—
Capital contribution from RDA Holding Co.	—	725.1	—
Repurchase of preferred stock	(17.3)	—	—
Other, net	(0.1)	(0.4)	(1.5)

Net change in cash due to financing activities	89.4	216.8	(255.0)

Effect of exchange rate fluctuations on cash and cash equivalents	(2.5)	1.5	0.3

Net change in cash and cash equivalents	29.2	42.7	(2.1)
Cash and cash equivalents at beginning of year	50.2	7.5	9.6

Cash and cash equivalents at end of year	$79.4	$50.2	$7.5

Supplemental information
Cash paid for interest	$150.7	$31.6	$14.6
Cash paid for income taxes	$29.3	$14.5	$4.2

See accompanying Notes to Consolidated, Combined Consolidated and Combined Financial Statements.

The Reader's Digest Association, Inc. and Subsidiaries

Consolidated Statement of Changes in Stockholder's Equity for the Year Ended June 30, 2008 and
Combined Consolidated Statement of Changes in Stockholders' Equity for the Year Ended June 30, 2007 and Combined Statement of Changes in Stockholders' Equity (Deficit) for the Year Ended 2006

In millions	Preferred Stock	Common Stock	Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Total
Balance at June 30, 2005	$28.5	$0.1	$132.0	$(370.5)	$(1.2)	$(211.1)

Comprehensive income
Net income				59.4		59.4
Other comprehensive income:
Translation gain					(1.1)	(1.1)
Unrealized gain on derivative contract					0.1	0.1
Minimum pension liability				(1.8)	1.8	—

Total comprehensive income						$58.4

Issuance of common stock		2.1	23.9			26.0
Elimination of common stock subject to redemption			0.9			0.9
Redemption of 15% senior preferred stock classified as debt		0.9	10.6			11.5
Redemption of 18% junior preferred stock	(28.8)		28.6			(0.2)
Stock compensation			(0.2)			(0.2)
Due from Lillian Vernon Corporation				(0.4)		(0.4)
18% junior preferred stock dividends	0.3			(0.3)		—

Balance at June 30, 2006	$—	$3.1	$195.8	$(313.6)	$(0.4)	$(115.1)

Comprehensive loss
Net loss				(90.7)		(90.7)
Other comprehensive income:
Translation gain, net of deferred tax liability of $(0.2)					1.7	1.7
Unrealized gain on derivatives, net of deferred taxes of $(4.0)					6.8	6.8
Deferred pension liabilities and other retirement benefits, net of deferred taxes of $(31.9)					61.0	61.0

Total comprehensive loss						$(21.2)

Reader's Digest Association Inc. preferred stock assumed in purchase accounting	20.7					20.7
WRC Media Inc. Common Stock (see Note 2, Entities under Common Control for further information)		(3.1)	3.1			—
RDA Holding Co. capital contribution			725.1			725.1
Distribution to RDA Holding Co.			(3.9)			(3.9)
Adjustment of historically carrying amounts (38.5% for WRC Media, Inc. and 15.6% for Direct Holdings U.S. Corp. of fair value of assets acquired and liabilities assumed (see Note 2, Entities under Common Control for further information))			80.2			80.2
Assumption of Direct Holdings Worldwide Corp. liabilities			(1.4)			(1.4)
Stock-based compensation expense			2.9			2.9
Preferred stock dividends				(0.8)		(0.8)

Balance at June 30, 2007	$20.7	$—	$1,001.8	$(405.1)	$69.1	$686.5

The Reader's Digest Association, Inc. and Subsidiaries

Consolidated Statement of Changes in Stockholder's Equity for the Year Ended June 30, 2008 and
Combined Consolidated Statement of Changes in Stockholders' Equity for the Year Ended June 30, 2007 and Combined Statement of Changes in Stockholders' Equity (Deficit) for the Year Ended 2006 (Continued)

In millions	Preferred Stock	Common Stock	Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Total
Balance at June 30, 2007	$20.7	$—	$1,001.8	$(405.1)	$69.1	$686.5

Comprehensive loss
Net loss				(502.0)		(502.0)
Other comprehensive income:
Translation gain					117.3	117.3
Unrealized loss on derivatives, net of deferred taxes of $(12.8)					(21.3)	(21.3)
Deferred pension liabilities and other retirement benefits, net of deferred taxes of $(10.3)					(11.7)	(11.7)

Total comprehensive loss						$(417.7)

Preferred stock redemption	(20.7)					(20.7)
Stock-based compensation expense			7.0			7.0
Preferred stock dividends				(0.1)		(0.1)

Balance at June 30, 2008	$—	$—	$1,008.8	$(907.2)	$153.4	$255.0

        Accumulated Other Comprehensive (Loss) Income, net of tax, is comprised of foreign currency translation adjustments of $118.6, $1.3 and $(0.5) at June 30, 2008, 2007 and 2006 respectively; deferred pension liabilities and other retirement benefits of $49.3, $61.0 and at June 30, 2008 and 2007, respectively; and unrealized gains (losses) on derivatives of $(14.5), $6.8 and $0.1 at June 30, 2008, 2007 and 2006.

See accompanying Notes to Consolidated, Combined Consolidated and Combined Financial Statements.

The Reader's Digest Association, Inc. and Subsidiaries

Notes to Consolidated, Combined Consolidated and Combined Financial Statements

        Subsequent to March 2, 2007 and unless indicated otherwise, references in Notes to Consolidated, Combined Consolidated and Combined Financial Statements to "we," "us," "our," and"RDA" are to The Reader's Digest Association, Inc. and subsidiaries. Prior to March 2, 2007, these references are to the combined operations of WRC Media Inc. and Direct Holdings U.S. Corp. All references to 2008, 2007 and 2006, unless otherwise indicated, are to fiscal 2008, fiscal 2007 and fiscal 2006, respectively. Our fiscal year is the period from July 1 through June 30. Dollars are presented in millions, except for share and per share data.

Note 1 Organization and Summary of Significant Accounting Policies

Description of Our Business

        We are a global multi-brand media and marketing company that educates, entertains and connects audiences around the world. We are dedicated to providing our customers with the inspiration, ideas and tools that simplify and enrich their lives. With offices in 45 countries and serving customers in 79 countries, we market books, magazines, educational products, recorded music collections and home video products to a customer database of more than 100 million names worldwide. We sell our products worldwide through direct marketing and direct sales channels. Our best known trademark is our flagship brand, Reader's Digest. Our business for 2008 is organized and reports across three primary business segments: Reader's Digest United States (formerly Reader's Digest North America), Reader's Digest International, and School & Educational Services. For further commentary regarding these segments, see Management's Discussion and Analysis and Note 15, Segments, in our Notes to the Consolidated, Combined Consolidated and Combined Financial Statements for additional information.

        Subsequent to June 30, 2008, we entered into agreements to sell our home party planning business Taste of Home Entertaining, Inc. ("TOHE") and our schools and youth fundraising division consisting of QSP, Inc., Quality Service Programs, Inc., and their affiliated subsidiaries in the United States and Canada. Management had concluded that these businesses were no longer consistent with our strategic direction. The TOHE transaction closed on July 25, 2008. Consideration for such sale was a $1.0 subordinated note payable in four years, plus interest, and an earn out based upon the year-four operating profits generated by the TOHE business. The QSP transaction closed on August 22, 2008, for a purchase price of $110.0, subject to certain closing balance sheet adjustments. The QSP and TOHE transactions were not reflected in the financial statements as a discontinued operation at June 30, 2008 because management did not commit to a plan to sell the companies and the sale of the companies was not probable at June 30, 2008.

Basis of Presentation and Use of Estimates

        The accompanying consolidated financial statements as of June 30, 2008 and for the year then ended include the accounts of The Reader's Digest Association, Inc. and its majority-owned subsidiaries and the predecessor entities WRC Media and Direct Holdings for the full year. The Reader's Digest Association, Inc. and its majority owned subsidiaries are owned by RDA Holding Co., with the ultimate parent being Ripplewood Holdings L.L.C. The accompanying combined consolidated financial statements as of June 30, 2007 include the accounts of The Reader's Digest Association, Inc. and its majority owned subsidiaries as of March 2, 2007 and the predecessor entities WRC Media and Direct Holdings for the full year. The accompanying combined financial statements for the year ended June 30, 2006 include only the accounts of WRC Media and Direct Holdings. Accordingly, comparability of the year ended June 30, 2008 to the years ended June 30, 2007 and 2006 is limited.

The Reader's Digest Association, Inc. and Subsidiaries

Notes to Consolidated, Combined Consolidated and Combined Financial Statements (Continued)

Note 1 Organization and Summary of Significant Accounting Policies (Continued)

See Note 3, Acquisitions and Divestitures, for the pro-forma results as though the acquisition took place at the beginning of the periods presented.

        On January 23, 2007, RDA Holding Co. (a Ripplewood Holdings L.L.C. ("Ripplewood") controlled entity), WRC Acquisition Co. (a subsidiary of RDA Holding Co.) and WRC Media entered into a merger agreement that provided for WRC Acquisition Co. to merge with and into WRC Media, with WRC Media being the surviving corporation (the "WRC Media Merger"). An investment fund affiliated with Ripplewood acquired its original interest in WRC Media in 1999 and had at the time of the WRC Media Merger approximately a 46% economic interest and a majority voting interest in WRC Media. The merger consideration of $100.7 paid to WRC Media's existing stockholders to acquire all the common stock of WRC Media at the closing of the WRC Merger on March 2, 2007 included a combination of RDA Holding Co. common stock ($80.6), RDA Holding Co. junior pay-in-kind preferred stock ($20.0) and cash ($0.1).

        On January 23, 2007, RDA Holding Co. entered into a stock acquisition agreement to acquire all the common stock of Direct Holdings in exchange for shares of common stock of RDA Holding Co. and net cash totaling $56.7 (the "Direct Holdings Stock Acquisition"). An investment fund affiliated with Ripplewood acquired its original interest in Direct Holdings in December 2003 and had at the time of the Direct Holdings Stock Acquisition approximately an 84% voting and economic interest in Direct Holdings. The net consideration of $56.7 paid at the closing of the Direct Holdings Stock Acquisition on March 2, 2007 included a combination of RDA Holding Co. common stock ($50.1) and net cash ($6.6). Under the terms of the stock acquisition agreement, a purchase price adjustment was required to be made in January 2008, which resulted in the issuance of additional RDA Holding Co. common stock ($0.7) and payment of cash ($0.1) to the shareholders of Direct Holdings.

        On March 2, 2007, RDA Holding Co. acquired The Reader's Digest Association, Inc. pursuant to a Merger Agreement dated November 16, 2006 among The Reader's Digest Association, Inc., RDA Holding Co. and Doctor Acquisition Co. (a wholly owned subsidiary of RDA Holding Co.) (the "RDA Merger Agreement"). Pursuant to the RDA Merger Agreement, Doctor Acquisition Co. was merged with and into The Reader's Digest Association, Inc., with The Reader's Digest Association, Inc. being the surviving corporation (the "Acquisition Transaction"). In the Acquisition Transaction, each outstanding share of common stock of The Reader's Digest Association, Inc. (except those held in treasury) was converted into the right to receive $17.00 in cash and each outstanding share of Doctor Acquisition Co. was converted into one share of common stock of The Reader's Digest Association, Inc., as the surviving corporation. Prior to the Acquisition Transaction, The Reader's Digest Association, Inc. was a publicly traded company listed on the New York Stock Exchange. Upon the closing of the Acquisition Transaction, RDA Holding Co. became the owner of all the issued and outstanding common stock of The Reader's Digest Association, Inc., as the surviving corporation of the Acquisition Transaction. Concurrently with the closing of The Reader's Digest Association, Inc. acquisition on March 2, 2007, RDA Holding Co. contributed all of the outstanding shares of WRC Media and Direct Holdings to The Reader's Digest Association, Inc.

        Prior to the acquisition of The Reader's Digest Association, Inc., investment funds affiliated with Ripplewood controlled a majority of the voting rights in both WRC Media and Direct Holdings. WRC Media is treated as the predecessor company since Ripplewood acquired its controlling ownership position in WRC Media in 1999, prior to its ownership position in Direct Holdings and The Reader's Digest Association, Inc. The combination of WRC Media and Direct Holdings for the periods prior to

The Reader's Digest Association, Inc. and Subsidiaries

Notes to Consolidated, Combined Consolidated and Combined Financial Statements (Continued)

Note 1 Organization and Summary of Significant Accounting Policies (Continued)

March 2, 2007 was accounted for using the accounting method prescribed in Statement of Financial Accounting Standards (SFAS) No. 141, Business Combinations, for a combination of entities under common control. See Note 2, Entities under Common Control, for additional information.

        The acquisition of The Reader's Digest Association, Inc. by RDA Holding Co. was accounted for using the purchase method of accounting prescribed in SFAS No. 141. See Note 3, Acquisitions and Divestitures, for additional information. Accordingly, the consolidated results of The Reader's Digest Association, Inc. are included in the combined consolidated financial statements from the acquisition date on March 2, 2007 and include the pushdown of purchase consideration from RDA Holding Co. As a result, the accompanying combined financial statements of The Reader's Digest Association, Inc. and subsidiaries consist exclusively of the combined results of WRC Media and Direct Holdings for all periods prior to March 2, 2007.

        All significant intercompany accounts and transactions have been eliminated in consolidation and combination. These financial statements are prepared in conformity with U.S. generally accepted accounting principles, which require management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of operating revenues and expenses during the reporting period. These estimates are based on management's knowledge of current events and actions that we may undertake in the future; however, actual results may ultimately differ from those estimates. The primary estimates underlying our consolidated, combined consolidated and combined financial statements include the allocation of purchase consideration, allowances for returns and doubtful accounts, valuations of inventories, restructuring charges, recoverability of direct response advertising, recoverability of goodwill, intangible assets and long-lived assets, income taxes, estimates of pension, post employment and postretirement benefits and valuations of stock-based compensation.

        The Reader's Digest Association, Inc. reports on a fiscal year that begins July 1. The years ended June 30, 2008, 2007 and 2006 are fiscal 2008, 2007 and 2006, respectively. WRC Media and Direct Holdings previously reported on a fiscal year that ended on December 31 and on a fiscal year that ended on the last Saturday in June, respectively. Both WRC Media and Direct Holdings changed their respective fiscal year ends to June 30, which was retroactively applied to the 2006 combined financial statements. Direct Holdings' 2006 fiscal year began on June 26, 2005 and ended on June 24, 2006. The period from June 25, 2006 to June 30, 2006 is not material to the combined financial statements for 2006.

Concentrations of Credit Risk

        Financial instruments that potentially expose us to concentrations of credit risk consist primarily of trade accounts receivable and our interest rate swaps. We believe our concentrations of credit risk with respect to trade receivables are limited due to our large number of customers, their low individual dollar balances and their dispersion across many different geographic and economic environments. Our interest rate swap agreements are with a diverse group of large international banks. See Note 8, Financial Instruments for further information.

The Reader's Digest Association, Inc. and Subsidiaries

Notes to Consolidated, Combined Consolidated and Combined Financial Statements (Continued)

Note 1 Organization and Summary of Significant Accounting Policies (Continued)

Cash and Cash Equivalents

        We consider all highly liquid investments with original maturities of three months or less at the date of purchase to be cash equivalents. The carrying amount approximates fair value based upon the short-term maturity of these investments.

Inventories

        Inventories consist primarily of finished goods and raw materials (including paper) and are stated at the lower of cost or market value. Cost is determined using the weighted average cost method or the first-in, first-out (FIFO) method. We periodically assess our inventory for obsolescence and to ensure it is recorded at the lower of cost or market value.

Long-Lived Assets

  Property, Plant and Equipment, Net

        Assets that comprise property, plant and equipment, net are stated at cost less accumulated depreciation and amortization. Depreciation expense is generally calculated on a straight-line basis over the estimated useful lives of the assets: 10-40 years for buildings; 3-10 years for equipment, furniture and fixtures; and 3-5 years for software capitalized for internal use. Leasehold improvements are amortized on a straight-line basis over the initial term of the lease or the useful life of the improvement, whichever is shorter. Maintenance and repairs are expensed as incurred.

  Capitalized Software to be Sold, Leased or Otherwise Marketed

        We capitalize software costs to be sold, leased or otherwise marketed under SFAS No. 86, Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed. Research and development costs are charged to expense when incurred. Additionally, we capitalize acquired and developed technologies that meet the provisions of SFAS 86. The establishment of technological feasibility and the ongoing assessment of the recoverability of these costs require considerable judgment by management with respect to certain external factors, including, but not limited to, anticipated future gross product revenues, estimated economic product lives and changes in software and hardware technology. Software development costs are amortized on a straight-line basis over the expected life of the product which is generally four years. We periodically evaluate the net realizable value of capitalized software development costs based on factors such as budgeted sales, product development cycles and management's market emphasis. Amortization of software to be sold of $(5.9), $(6.0), and $(4.6) for 2008, 2007, and 2006, respectively, is included in product, distribution and editorial expenses on the accompanying consolidated, combined consolidated and combined statement of operations.

  Goodwill and Other Intangible Assets, Net

        Goodwill represents the excess of costs over the fair value of net assets of acquired businesses. Other intangible assets, net comprises trade names, licensing agreements, customer relationships and databases, favorable lease commitments, technology and software. Acquired intangibles with finite lives are amortized, on a straight-line basis, over their estimated useful lives. See Note 2, Entities under Common Control, and Note 7, Goodwill and Other Intangible Assets, Net, for additional information.

The Reader's Digest Association, Inc. and Subsidiaries

Notes to Consolidated, Combined Consolidated and Combined Financial Statements (Continued)

Note 1 Organization and Summary of Significant Accounting Policies (Continued)

  Impairment of Long-Lived Assets

        We review for recoverability, at least annually (in the fourth quarter), the carrying amount of goodwill and intangibles with indefinite lives. This assessment involves comparing the fair value of the reporting unit or asset, as applicable, to its carrying value. Recognition of the impairment, if any, is determined in accordance with SFAS No. 142, Goodwill and Other Intangible Assets. See Note 7, Goodwill and Other Intangible Assets, Net for additional information.

        Intangible assets with finite lives and property, plant and equipment are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of that asset may not be recoverable in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. We assess recoverability by comparing the asset's carrying amount to the undiscounted future net cash flows expected to be generated by the asset. If we determine that the asset is impaired, the impairment recognized is the amount by which the carrying amount of the asset exceeds the fair value of the asset.

        In accordance with SFAS No. 144, long-lived assets that management have committed to sell at fair market value including locating a buyer within a year, are available for sale in present condition, and the sale is probable are reported as assets held for sale. In addition, the results of operations of a component of an entity that has either been disposed of or classified as held for sale shall be reported in discontinued operations if the operations and cash flows of the component have been eliminated from the ongoing operations of the entity as a result of the disposal transaction and the entity will not have any significant continuing involvement in the operation of the component after the disposal transaction. See Note 3, Acquisitions and Divestitures, for further information.

  Direct Holdings' Prepaid Fulfillment and Distribution Services

        Prior to August 31, 2007, Direct Holdings shared fulfillment and distribution, information services and other administrative functions with Lillian Vernon Corporation (LVC), a former related party. See Note 16, Related Party Transactions, for further information. As part of these shared services, Direct Holdings made payments to fund its share of costs associated with these services. In addition, Direct Holdings made other payments in advance of receiving these services. These were recorded as prepaid fulfillment services. As of June 30, 2007, a net payable of approximately $1.2 was outstanding. No amounts were outstanding at June 30, 2008.

        Due to the sale of LVC to an unrelated third party on May 26, 2006, certain LVC receivable balances related to prepaid fulfillment and distribution services were determined to be fully impaired since the third party purchaser of LVC did not assume the outstanding balance owed to Direct Holdings.

Debt Issuance Costs

        Debt issuance costs consist of fees and expenses incurred in connection with borrowings of The Reader's Digest Association, Inc, WRC Media and Direct Holdings. These fees are amortized over the terms of the related debt agreements. Capitalized debt issuance costs are included in other noncurrent assets on the balance sheets. To the extent a significant portion of outstanding borrowings are retired, a proportionate amount of debt issuance costs related to those borrowings is written off.

The Reader's Digest Association, Inc. and Subsidiaries

Notes to Consolidated, Combined Consolidated and Combined Financial Statements (Continued)

Note 1 Organization and Summary of Significant Accounting Policies (Continued)

Stock-Based Compensation

        In December 2004, the Financial Accounting Standards Board issued SFAS No. 123R, Share-Based Payment, (SFAS No. 123R). This statement requires the use of fair-value recognition provisions when determining the value of stock based compensation. SFAS No. 123R was effective at the beginning of the first annual period beginning after December 15, 2005. WRC Media and Direct Holdings adopted this standard effective July 1, 2006 using the modified prospective transitional method.

        Prior to the adoption of SFAS No. 123R, stock-based compensation arrangements with employees were accounted for using the intrinsic value method in accordance with the provisions of APB 25, Accounting for Stock Issued to Employees, (APB No. 25). Under the guidelines of APB 25, compensation cost for stock based employee compensation plans is recognized based on the amount by which the fair value of the common stock on the date of grant exceeds the amount an employee must pay to acquire the stock. See Note 10, Equity Compensation Plans, for further information.

Financial Instruments

        Due to the short-term maturities of cash and cash equivalents, receivables and payables, the carrying value of these financial instruments approximates their fair values. Based on current market prices as of June 30, 2008 and June 30, 2007, the fair value of our $600 9% Senior Subordinated notes are approximately $438 and $564, respectively. Due to variable interest rates, the fair value of our $300 revolving credit facility and $1,310 term loan approximates the carrying values at June 30, 2008 and June 30, 2007.

        We entered into several interest rate swap agreements to reduce our exposure to interest rate volatility. These instruments qualify as hedges, therefore, changes in fair value are recorded in other comprehensive (loss) income. See Note 8, Financial Instruments, for further information.

Pensions and Postretirement Benefits Other Than Pensions

        We account for our pension and postretirement benefits in accordance with SFAS No. 158, Employers' Accounting for Defined Benefit Pension and Postretirement Plans (an amendment of FASB Statements No. 87, 88, 106, and 132(R)). As a result, we recognize the over or underfunded status of our defined benefit pension plans as an asset (overfunded) or liability (underfunded) in the consolidated statement of financial position. We recognize any changes in the funded or unfunded status through accumulated comprehensive (loss) income. Our projected benefit obligations are determined using actuarial models that incorporate estimates for employee turnover and mortality, increases in employee compensation and healthcare costs, and an employee's age at retirement.            These estimates are reviewed annually with actuarial consultants to determine the reasonableness of our assumptions. While these models help determine the obligation, SFAS No. 158 attempts to match recognition of the obligation with the period over which our employees earn benefits. Because employees earn benefits over many years of service, the accounting rules require the recognition in the income statement of certain events (including plan amendments and certain gains and losses) over multiple years rather than the year the event occurs. This principle also applies to recognition of the expected return on plan assets. Although the rate represents our expectation of the long-term performance of our asset portfolio, performance will likely vary in the short term. We amortize the difference between the actual and expected return on assets over a five-year period in our statement of

The Reader's Digest Association, Inc. and Subsidiaries

Notes to Consolidated, Combined Consolidated and Combined Financial Statements (Continued)

Note 1 Organization and Summary of Significant Accounting Policies (Continued)

operations. Income and expenses from our pension plans are included in promotion, marketing and administrative expenses on the statements of operations.

Revenues

  Magazines

        Sales of our magazine subscriptions, less estimated bad debt and return reserves, are deferred and recognized as revenues proportionately, on the first of each month, over the subscription period. Revenues from sales of magazines through the newsstand are recognized at the issue date, net of an allowance for returns. Advertising revenues are recorded as revenues at the time the advertisements are published, net of discounts and advertising agency commissions.

  Sponsor Fundraising Programs

        Our sponsor fundraising program business, QSP, Inc., receives its revenues net of amounts due to its sponsors. Accordingly, we present revenues net of sponsors' earnings. Sales of subscriptions to magazines published by other companies and sales of music products are recorded as revenues at the time orders are submitted to the publisher, net of bad debts and remittances to magazine and music publishers.

  Books, Music, Video, DVD, Display Marketing and Other Products

        Revenues are recorded when title passes, net of provisions for estimated returns. Title passes at time of shipment. For our display marketing products, title passes either at the point of sale or at the time of shipment. In certain circumstances, our promotion entitles the customer to a preview period. Revenue generated by these promotions is recognized after the preview period lapses.

        When we recognize revenues for most of our products, we also record an estimate of bad debts and returns. These estimates are based on historical data and the method of promotion. Reserve levels are adjusted as actual data is received. In the direct marketing business, returns and bad debts are tied to customer responses to our promotional efforts. Accordingly, we deduct estimates of returns and bad debts from gross revenue.

  Software Products

        We recognize revenues from the sale of our software products in accordance with the provisions of SOP 97-2, Software Revenue Recognition, (SOP 97-2) as amended by SOP 98-9, Software Revenue Recognition, with Respect to Certain Transactions. Under SOP 97-2, we recognize revenue for software sales upon shipment of the product, provided collection of the receivable is probable, payment is due within one year and the fee is fixed or determinable. If an acceptance period is required, revenues are recognized upon the earlier of customer acceptance or the expiration of the acceptance period. If significant post-delivery obligations exist, revenues are deferred until no significant obligations remain. Revenue from service contracts, instructions and user training are recognized as the services are performed. Software hosting services and post-contract support is recognized ratably over the term of the related contract. Included in unearned revenues is our obligation to perform under signed contracts for which payment has been made.

The Reader's Digest Association, Inc. and Subsidiaries

Notes to Consolidated, Combined Consolidated and Combined Financial Statements (Continued)

Note 1 Organization and Summary of Significant Accounting Policies (Continued)

        In addition, SOP 97-2 generally requires that revenue from software arrangements involving multiple elements be allocated among each element of the arrangement based on the relative fair values of the elements, such as software licenses, installation, training and post-contract customer support. Furthermore, SOP 97-2 requires that revenue be recognized as each element is delivered and we have no significant performance obligations remaining. Our multiple element arrangements generally consist of a software license, installation, training and post-contract support. Certain of our multiple element arrangements also may include hosting of software licensed to the customer. Our multiple element arrangements containing hosting services provide the customer with the contractual right to take possession of the software at any time during the hosting period without significant penalty.

        Software revenues are recognized using the residual method. We allocate the aggregate revenue from multiple element arrangements to each element based on vendor specific objective evidence. We have established vendor-specific objective evidence for installation, training and post-contract support, as we sell installation, training, subscriptions and post-contract customer support independent of multiple element agreements. Customers are charged the same price for installation, training, subscriptions and post-contract customer support, whether these items are sold as part of a multiple element agreement or sold separately.

        If we enter into a multiple element agreement where vendor-specific objective evidence of fair value for each element of the arrangement does not exist, all revenue from the arrangement is deferred until all elements of the arrangement are delivered.

  Lease Financing Arrangements

        We enter into lease financing arrangements for our software products and services. These leases are immediately assigned to a third party with no recourse to us. We retain no risk in these arrangements and have no history of granting concessions related to the arrangements. Accordingly, we recognize revenue upon delivery of its products and services under these lease arrangements.

Shipping and Handling

        Costs for shipping products to customers and the associated handling costs are expensed as incurred and are included in product, distribution and editorial expenses on the consolidated, combined consolidated and combined statements of operations. In certain circumstances, shipping and handling costs are billed to the customer. These billings are recognized in revenue.

Promotion Costs

        Non-direct advertising, including internal advertising costs, prepublication, editorial, market testing and fulfillment costs, is expensed as incurred.

        Direct response advertising consists primarily of promotion costs incurred, such as paper and postage, in connection with the sale of magazine subscriptions, books and other products. We account for costs of direct response advertising under Statement of Position (SOP 93-7) Reporting on Advertising Costs. Under SOP 93-7, costs associated with direct response advertising that can be directly linked to eliciting sales and result in probable future benefits are capitalized on a cost-pool-by-cost-pool basis. Books and home entertainment advertising costs are amortized over a

The Reader's Digest Association, Inc. and Subsidiaries

Notes to Consolidated, Combined Consolidated and Combined Financial Statements (Continued)

Note 1 Organization and Summary of Significant Accounting Policies (Continued)

period that is generally less than one year. We assess the carrying amount of our capitalized direct response advertising costs for recoverability on a periodic basis. Magazine related direct response advertising costs are expensed when the related promotion is mailed.

        Promotion expense, which consists of both amortization of promotion costs and costs expensed as incurred, included in the consolidated, combined consolidated and combined statements of operations totaled $(846.3) in 2008; $(290.6) in 2007 and $(134.6) in 2006. Prepaid and deferred promotion costs included on the consolidated balance sheets were $61.5 and $61.4 as of June 30, 2008 and 2007, respectively.

        Commissions earned by agents for new magazine subscribers are included in promotion, marketing and administrative expenses in the consolidated, combined consolidated and combined statements of operations. These costs are deferred and amortized over the related subscription term, typically one to three years. Amounts deferred and included in prepaid expenses and other current assets on the consolidated balance sheets were $28.9 and $27.1 as of June 30, 2008 and 2007, respectively. Amounts included in other noncurrent assets on the consolidated balance sheets were $24.4 and $22.7 as of June 30, 2008 and 2007, respectively.

Income Taxes

        Income taxes are accounted for in accordance with SFAS No. 109, Accounting for Income Taxes, which requires that deferred tax assets and liabilities be recognized, using enacted tax rates, for the effect of temporary differences between the book and tax bases of recorded assets and liabilities. Deferred tax assets, including net operating losses, are reduced by a valuation allowance if it is "more likely than not" that some portion or all of the deferred tax assets will not be realized.

        We are subject to tax in a number of locations, including many state and foreign jurisdictions. Significant judgment is required when calculating our world-wide provision for income taxes. Because of this uncertainty, we establish consolidated tax liabilities based on an estimate of whether it is likely that additional taxes and interest will be due. In some cases, many years may elapse before an audit is completed with respect to items for which a reserve has been established. As settlements are reached, we adjust the corresponding accruals, if required, in the period in which the final determination is made.

        In June 2006, the FASB issued FASB Interpretation 48, Accounting for Uncertainty in Income Taxes—an Interpretation of SFAS 109 (FIN 48). FIN 48 clarifies the accounting for income taxes by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. It also provides guidance on derecognition and measurement of tax positions. Disclosure requirements under this guidance will include a rollforward of the beginning and ending unrecognized tax benefits as well as specific detail related to tax uncertainties for which it is reasonably possible the amount of unrecognized tax benefit will significantly increase or decrease within a year. FIN 48 is effective for fiscal years beginning after December 15, 2006 for public companies and for fiscal years beginning after December 15, 2007 for non-public companies. We adopted FIN 48 effective October 1, 2007. See Note 11, Income Tax for additional information.

The Reader's Digest Association, Inc. and Subsidiaries

Notes to Consolidated, Combined Consolidated and Combined Financial Statements (Continued)

Note 1 Organization and Summary of Significant Accounting Policies (Continued)

Foreign Currency Translation

        The functional currency for our foreign operations is the local currency. Revenues and expenses denominated in foreign currencies are translated at average monthly exchange rates prevailing during the year. The assets and liabilities of international subsidiaries are translated into U.S. dollars at the rates of exchange in effect at the balance sheet date. The resulting translation adjustment is reflected as a separate component of the consolidated, combined consolidated and combined statement of changes in stockholders' equity (deficit) in accumulated other comprehensive income.

Prior period adjustment

        During 2006, we reassessed our accounting for direct response advertising to ensure it appropriately met the criteria of SOP 93-7, Reporting on Advertising Costs. Previously, we capitalized product promotional mailing and subscription related promotion costs, which were then amortized over the estimated period of future benefit using a ratio of current period revenues to total current and estimated future period revenues. In connection with the Acquisition Transaction, we determined that there was not a satisfactory linkage of the direct response costs capitalized to the related direct response revenues. Therefore, we recorded adjustments which increased operating income by $0.3 for the year ended June 30, 2006.

Reclassifications

        Certain prior year amounts have been reclassified to conform to current year presentation.

Recent Accounting Standards

        In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (SFAS No. 157). This Statement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. In February 2008, the FASB issued FASB Staff Position No. FAS 157-2, Effective Date of FASB Statement No. 157 (FSP No. 157-2). FSP 157-2 delays the effective date of SFAS No. 157, for non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). We are evaluating the impact of this standard on our consolidated financial statements and the impact is not expected to be material.

        In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS No. 159 permits entities to voluntarily choose to measure many financial assets and financial liabilities at fair value. The election is made on an instrument-by-instrument basis and is irrevocable. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. We are currently evaluating the provisions of SFAS No. 159 to determine the potential impact, if any, the adoption will have on our 2009 consolidated financial statements.

        In December 2007, the FASB issued SFAS No. 141(R) Business Combinations. SFAS No. 141(R) clarifies the accounting for business combinations and provides additional guidance on disclosure requirements. SFAS 141(R) will require the recognition of 100% of the fair values of assets acquired,

The Reader's Digest Association, Inc. and Subsidiaries

Notes to Consolidated, Combined Consolidated and Combined Financial Statements (Continued)

Note 1 Organization and Summary of Significant Accounting Policies (Continued)

liabilities assumed and non-controlling interests in acquisitions of less than 100% controlling interest when the acquisition constitutes a change in control in the acquired entity, all acquisition-related transaction costs will be expensed as incurred and will require the expensing of acquisition-relating restructuring costs as incurred unless the criteria in SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities are met, as of the acquisition date. SFAS No. 141(R) is effective for business combination transactions for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. We are currently evaluating the provisions of SFAS No. 141(R) and plan on adopting this new standard, as required, beginning July 1, 2009. The impact of this standard will be dependent on the level of acquisitions by the Company in the future.

        In March 2008, FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133 (SFAS No. 161). SFAS No. 161 requires enhanced disclosures concerning (1) the manner in which an entity uses derivatives (and the reasons it uses them), (2) the manner in which derivatives and related hedged items are accounted for under SFAS No. 133 and interpretations thereof, and (3) the effects that derivatives and related hedged items have on an entity's financial position, financial performance, and cash flows. The standard is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company is currently evaluating its potential impact of adopting SFAS No. 161.

Note 2 Entities under Common Control

        In accordance with SFAS No. 141, the purchase price paid to the holders of the common stock of WRC Media and Direct Holdings not owned by investment funds affiliated with Ripplewood (38.5% in the case of WRC Media and 15.6% in the case of Direct Holdings) in the WRC Media Merger and the Direct Holdings Stock Acquisition (see Note 1, Organization and Summary of Significant Accounting Policies) was accounted for using the purchase method of accounting and resulted in goodwill of $15.5 at WRC Media, which is non-deductible for tax purposes. Accordingly, only 38.5%, in the case of WRC Media, and 15.6%, in the case of Direct Holdings, of assets acquired and liabilities assumed have been adjusted to their fair market value, with the remaining percentage recorded at historical carrying amounts. These adjustments are given effect as of the acquisition date of March 2, 2007. The amount allocated to goodwill is reflective of the benefit RDA Holding Co. expects to realize from expected cost savings and growth initiatives.

The Reader's Digest Association, Inc. and Subsidiaries

Notes to Consolidated, Combined Consolidated and Combined Financial Statements (Continued)

Note 2 Entities under Common Control (Continued)

        The following table represents the historical carrying amounts adjusted for 38.5% (WRC Media) and 15.6% (Direct Holdings) of fair values of assets acquired and liabilities assumed at the date of acquisition:

	WRC Media	Direct Holdings
Current assets	$34.9	$62.6
Plant and equipment	6.4	3.9
Capitalized software	14.8	—
Identified intangible assets	14.7	—
Goodwill	63.3	—
Other noncurrent assets	12.1	0.5

Total historical assets acquired	146.2	67.0
Current liabilities	56.2	109.5
Debt	162.4	—
Long-term liabilities	11.2	1.2

Net historical liabilities assumed	(83.6)	(43.7)
Adjustment for non-Ripplewood controlled ownership percentage (WRC Media (61.5%); Direct Holdings (84.4%))	51.4	36.9
Fair value adjustments, including deferred taxes and deferred revenue adjustments of $39.6 and $2.5, respectively, at WRC Media and deferred taxes of $10.9 at Direct Holdings	42.1	10.9
Identified intangible assets—fair value	17.9	5.1

Net assets assumed	27.8	9.2
Consideration paid by RDA Holding Co., including transaction costs	43.3	9.2

Goodwill allocation—fair value	$15.5	$—

        The fair value adjustment to the intangible assets listed in the above table as of the acquisition date utilized are as follows:

	WRC Media	Weighted Average Life	Direct Holdings	Weighted Average Life
Tradenames—indefinite-lived	$6.8	—	$—	—
Tradenames—definite-lived	2.8	10.0 years	—	—
Customer relationships	2.9	3.2 years	2.5	2.0 years
Developed technology	3.9	6.0 years	—	—
Licensing and technology support agreements	1.5	4.0 years	2.3	17.0 years
Other intangibles	—	—	0.3	4.1 years

	$17.9		$5.1

The Reader's Digest Association, Inc. and Subsidiaries

Notes to Consolidated, Combined Consolidated and Combined Financial Statements (Continued)

Note 3 Acquisitions and Divestitures

Acquisition of The Reader's Digest Association, Inc.

        On March 2, 2007, RDA Holding Co. acquired 100% of the outstanding common stock of The Reader's Digest Association, Inc. for $1,517.1, net of cash acquired of $119.6, plus capitalized transaction costs of $36.0. In connection with the Acquisition Transaction, RDA Holding Co. contributed cash of $725.1 to the Reader's Digest Association, Inc. for the issuance of 1,000 shares of common stock. The acquisition was accounted for using the purchase method of accounting and resulted in $1,764.9 of goodwill on the date of acquisition, a portion which is deductible for tax purposes. The amount allocated to goodwill is reflective of the benefit RDA Holding Co. expects to realize from expected cost savings and growth initiatives. The resulting purchase consideration was pushed down from RDA Holding Co. and was assigned to the following reporting segments based on the following fair values: $672.0 (Reader's Digest United States); $889.4 (Reader's Digest International); and $203.5 (School & Educational Services). As a result of acquisition accounting described in Note 1, Organization and Summary of Significant Accounting Policies, the results of the historical business of The Reader's Digest Association, Inc. and subsidiaries are included in the accompanying combined consolidated financial statements only as of, and for periods ending after, March 2, 2007.

        The cost of the Acquisition Transaction was used to establish a new accounting basis at The Reader's Digest Association, Inc. and subsidiaries, by allocating the cost of the assets acquired, including identified intangible assets and liabilities assumed at estimated fair values, which was determined using a number of factors. The excess of the cost of the acquisition over the amounts assigned to the net assets acquired is recorded to goodwill.

        The following table below represents the allocations of the aggregate purchase price based on their fair values of assets acquired and liabilities assumed at the date of acquisition:

Current assets	$831.5
Property, plant and equipment	107.9
Identified intangible assets	1,077.6
Prepaid pension assets	275.6
Other noncurrent assets	58.2

Total assets acquired	2,350.8

Other current liabilities	659.8
Debt	716.5
Unearned revenues	363.3
Accrued pension and postretirement and post employment benefits other than pensions	212.7
Other non-current liabilities	470.1
Preferred stock	20.6

Net liabilities assumed	(92.2)
Consideration paid by RDA Holding Co., including transaction costs	1,672.7

Goodwill	$1,764.9

The Reader's Digest Association, Inc. and Subsidiaries

Notes to Consolidated, Combined Consolidated and Combined Financial Statements (Continued)

Note 3 Acquisitions and Divestitures (Continued)

        The components of the intangible assets listed in the above table as of the acquisition date are as follows:

	Amount	Weighted Average Life
Reader's Digest tradename—indefinite-lived	$621.0	—
Other tradenames—indefinite-lived	143.0	—
Tradenames—definite-lived	12.0	6.3
Customer relationships	202.7	8.2
Database	89.2	7.0
Favorable lease commitments	4.4	14.8
Technology and software	4.2	6.7
Licensing agreements	0.9	3.0
Other intangible assets	0.2	3.2

	$1,077.6	7.8 years

        The following table presents pro-forma results of operations as though the acquisition took place at July 1, 2005:

	2007	2006
Net revenues	$2,691.1	$2,622.9
Loss before discontinued operations and extraordinary items	$(262.1)	$(395.8)
Net loss	$(262.1)	$(333.4)

        These pro forma results have been prepared for comparative purposes only and include certain adjustments, such as additional amortization expense for identified intangibles, increased interest expense from the incurrence of debt and other purchase accounting related adjustments. The unaudited pro forma financial information is not intended to be indicative of the results of operations that actually would have resulted had the acquisition occurred at the beginning of each period, or of future results of operations or financial condition of our consolidated entity.

Sale of American Guidance Services and Recapitalization of WRC Media

        On July 22, 2005, WRC Media completed the sale of its American Guidance Service, Inc. ("AGS") subsidiary and recapitalization in a series of related transactions. AGS is a publisher of testing and assessment products and supplemental instructional materials. These transactions were undertaken to

The Reader's Digest Association, Inc. and Subsidiaries

Notes to Consolidated, Combined Consolidated and Combined Financial Statements (Continued)

Note 3 Acquisitions and Divestitures (Continued)

reduce WRC Media's financial leverage by redeeming its outstanding debt securities and converting its preferred stock into common shares. The specific transactions consummated were as follows:

1.
The sale of the subsidiary's shares for $274.0 in cash resulted in a net gain of $53.0.

        The gain was net of $143.9 of associated intangible assets, including $121.0 of goodwill. The gain, reported in income from discontinued operations, net, was calculated as follows:

Year Ended June 30, 2006
Sale price	$274.0
Net assets of subsidiary	(31.5)
Associated intangible assets	(143.9)
Transaction costs	(6.4)

Gain on sale	$92.2
Income tax provision on gain on sale	(39.2)

Net gain	$53.0

        The accompanying combined financial statements reflect the operations of AGS as a discontinued operation. The operating results of AGS have been reported in the combined statements of operations as income from discontinued operations. Revenue and income from operations before income taxes and net income of AGS for the fiscal year ended June 30, 2006 was as follows:

Year Ended June 30, 2006
Revenues	$5.8

Income from operations before income taxes	3.7
Income tax provision on discontinued operations	(1.6)

Net income from discontinued operations	$2.1

2.
The redemption and repurchase of all the shares of WRC Media's 15% Senior Preferred Stock and the warrants to purchase common stock of two of WRC Media's subsidiaries.

        The consideration consisted of $55.0 in cash, $30.0 Second Lien Term Loans, and 92,754,145 shares of new WRC Media common stock valued at $0.12 per share resulting in a gain of $54.2, net of $28.6 in estimated future interest on the Second Lien Term Loans. The gain was calculated as follows:

Year Ended June 30, 2006
Preferred stock accreted value at July 22, 2005	$167.9
Warrants to purchase common stock of subsidiaries	11.8

Total liabilities	179.7

Cash paid at closing	55.0
Second lien term loans	58.6
Common stock	11.5
Transaction costs	0.4

Total consideration	125.5

Gain on redemption	$54.2

The Reader's Digest Association, Inc. and Subsidiaries

Notes to Consolidated, Combined Consolidated and Combined Financial Statements (Continued)

Note 3 Acquisitions and Divestitures (Continued)

        The Second Lien Term Loans' stated value at June 30, 2006 includes $23.6 of estimated interest as discussed in Note 12, Debt.

3.
The redemption and repurchase of all the shares of 18% Junior Participating Cumulative Convertible Preferred Stock of WRC Media for 721,105 shares of new WRC Media common stock.

        The holders of the 18% Junior Participating Cumulative Convertible Preferred Stock received 23,803,853 common shares of the 208,696,287 common shares that the controlling shareholder purchased from WRC Media.

4.
The repayment of the $152.0 12 3/4% Senior Subordinated Notes due 2009 at 106.375% for a prepayment penalty of $9.7, plus $1.6 in net interest for 40 days subsequent to closing.

        The loss of $14.7 includes the write-off of the unamortized discount of $3.4. In addition, the repayment of the $145.0 existing Second Lien at 101% resulted in a prepayment penalty of $1.5. The total loss from the debt repayments was calculated as follows:

Year Ended June 30, 2006
Prepayment penalty	$9.7
Unamortized discount	3.4
Interest through prepayment closing	1.6

Total loss on repayment subordinated debt	14.7
Second lien prepayment penalty	1.5

Total loss on extinguishment of debt	$16.2

5.
The repayment of borrowings of $11.0 existing under the First Lien Revolver which had a total commitment of $30.0.

        Funds for the above debt repayments were provided by WRC Media's sale of 208,696,287 shares of common stock to its controlling shareholder at $0.12 per share for total consideration of $26.0 and by borrowings under the Credit and Guaranty Agreement with new First Lien Term Loans of $82.5 divided between Tranche A of $37.5 and Tranche B of $45.0 and under the Credit and Guaranty Agreement of $11.5 of the $25.0 commitment.

        The gain on recapitalization at June 30, 2006 was calculated as follows:

Net gain on redemption of 15% senior preferred stock	$54.2
Loss on extinguishment of debt	(16.2)

$38.0

Acquisition of the Time Life Business

        In December 2003, Direct Holdings was formed to acquire the assets and stock of the Time Life business contemplated for sale to Direct Holdings Worldwide L.L.C. (the Parent). On December 31, 2003, the formation of Direct Holdings was consummated from subsidiaries of Time Warner Inc. by the Parent and certain of its subsidiaries, acquiring 100% of the assets and stock representing the Time

The Reader's Digest Association, Inc. and Subsidiaries

Notes to Consolidated, Combined Consolidated and Combined Financial Statements (Continued)

Note 3 Acquisitions and Divestitures (Continued)

Life business for $1.00 plus potential additional consideration. The acquisition by the Parent of the Time Life businesses was pushed down to Direct Holdings.

        The additional contingent consideration provided that Time Inc. (the Seller) would receive payments in the future if the business sold met certain performance targets (Earn Out Agreement). Specifically, the Seller would receive consideration equal to four times the amount by which the average annual earnings before interest, taxes, depreciation and amortization (EBITDA), subject to certain adjustments, for each of the two consecutive four fiscal quarter periods over a two-year period exceeded $10.0 commencing on July 1, 2004. As the fair value of the liabilities acquired exceeded the fair value of the assets acquired, Direct Holdings recorded an acquisition contingency of approximately $8.4. The amount of the acquisition contingency at June 25, 2005 was management's best estimate as of the balance sheet date regarding the expected liability. As of June 24, 2006, Direct Holdings did not exceed the $10.0 minimum EBITDA under the Earn Out Agreement. As provided under SFAS No. 141, if the fair value of contingent consideration issued was less than the amount initially recognized as if it were a liability, the excess liability would be allocated to reduce proportionately the amounts assigned to assets acquired. Any unallocated negative goodwill would be recognized as an extraordinary gain in the period the contingent consideration provision was resolved. Accordingly, Direct Holdings released the acquisition contingency of $8.4 by writing off the remaining net book value of approximately $0.3 relating to fixed assets, and approximately $0.9 relating to intangible assets. The remaining balance of the acquisition contingency, which represented negative goodwill of approximately $7.3, was recognized as an extraordinary gain in the 2006 combined statement of operations.

        Beginning January 1, 2005, Direct Holdings is obligated under a trademark licensing agreement for the Time Life tradename to make annual royalty payments for an initial term of 10 years to Time Warner for use of the Time Life logo and tradename. The royalty is based on net revenues as defined in the agreement to a maximum of $2.5 per calendar year. Upon the completion of the Acquisition Transaction, this agreement was modified and the royalty is based on net revenues as defined in the agreement to a maximum of $5.0 per calendar year. The royalty is payable annually based on calendar year sales. The trademark agreement can be renewed under certain conditions for an additional 10 years.

        Direct Holdings has entered into various contractual relationships with Time Inc. and certain other subsidiaries of Time Warner Inc. These relationships include certain warehousing, distribution and administrative support functions in Europe and Australia.

Note 4 Other Operating Items, Net

        Items included in Other Operating Items, Net consist of: 1) contractual charges related to the strategic repositioning of our businesses 2) asset impairments associated with restructuring charges 3) gain on sales of certain non-strategic assets, and 4) restructuring charges and certain period costs,

The Reader's Digest Association, Inc. and Subsidiaries

Notes to Consolidated, Combined Consolidated and Combined Financial Statements (Continued)

Note 4 Other Operating Items, Net (Continued)

representing the streamlining of our organizational structure and integration of WRC Media and Direct Holdings.

	Year Ended June 30, 2008	Year Ended June 30, 2007	Year Ended June 30, 2006
Contractual charges	$(9.1)	$(19.4)	$—
Asset impairments	(0.5)	(1.9)	(13.1)
Gains on sales of certain non-strategic assets	0.6	—	—
Restructuring charges	(8.6)	(14.9)	(1.4)
Period costs related to restructuring activities	(7.4)	—	—

Total	$(25.0)	$(36.2)	$(14.5)

  Contractual Charges

        On October 17, 2007, we entered into a seven year contract with Williams Lea, a global corporate information solutions provider. Under the contract, Williams Lea delivers outsourced print procurement and marketing solutions to our operations in 29 countries across the United States and Canada, Europe, Middle East, Asia Pacific and Latin America. Williams Lea has assumed the promotional printing operations of our direct-mail business, providing us with increased leverage and purchasing power by virtue of William Lea's expertise and global scale. In 2008, there were net charges of $(2.2) related to the contract.

        In 2007, we incurred charges of $(15.0) related to the restructuring of our agreement with World's Finest Chocolate, Inc. The agreement was restructured to, among other things, reduce the length of the agreement from December 31, 2020 to December 31, 2009, reduce our annual minimum tonnage purchase requirements for the remaining term of the agreement, phase out the fundraising exclusivity rights previously granted to QSP (effective January 1, 2008), and eliminate certain employment restrictions. See Note 14, Commitments and Contingencies for further information.

        We also incurred charges of $(6.9) and $(4.4) in 2008 and 2007, respectively, principally related to our contract with a supply chain consulting firm engaged to analyze cost reduction opportunities as part of our restructuring plan within Reader's Digest's supply chain and maintenance, repair and operations functions.

  Asset Impairments

        Asset impairments related to the carrying value of certain long-lived assets are calculated in accordance with the provisions of SFAS No. 144. We incurred asset impairments of $(0.5) for Time Life in 2008. In connection with the restructuring activities described below, we incurred asset impairments of $(1.9) at WRC Media and Direct Holdings in 2007. In addition, in connection with the write-off of prepaid fulfillment services from Lillian Vernon Corporation, Direct Holdings incurred charges of $(13.1) in 2006, respectively. See Note 16, Related Party Transactions for further information.

  Gains on Sales of Certain Non-Strategic Assets

        During 2008, we sold certain non-strategic assets for a gain of $0.6.

The Reader's Digest Association, Inc. and Subsidiaries

Notes to Consolidated, Combined Consolidated and Combined Financial Statements (Continued)

Note 4 Other Operating Items, Net (Continued)

  Restructuring Activities

        We recorded restructuring charges of $(8.6), $(14.9) and $(1.4) in 2008, 2007 and 2006, respectively. In certain instances, circumstances arose that resulted in decisions to retain employees previously identified for termination, and in certain other instances the costs associated with actions identified were settled for less than originally anticipated. In these instances, the associated charges were reversed.

        Restructuring charges are recorded in accordance with SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities or SFAS No. 112, Employers Accounting for Post employment Benefits. Under SFAS No. 146, costs associated with restructuring actions, including one-time severance benefits, are only recorded once a liability has been incurred. However, the severance programs at Reader's Digest Association, Inc. generally do not qualify as one time benefits; therefore, we recognize severance amounts pursuant to SFAS No.112. Severance charges represent the cost to separate employees from our operations to streamline the organization. The separation is accomplished through a combination of voluntary and involuntary severance programs. As such, severance amounts are recorded when a termination plan is developed and approved, including the identification of positions to be separated, and when payment is probable and estimable. Other amounts related to restructuring actions, including charges to terminate contractual obligations in connection with streamlining activities, are recorded in accordance with SFAS No. 146.

        In addition, as a result of the purchase method of accounting described in Note 3, Acquisitions and Divestitures, and in accordance with EITF Issue No. 95-3, Recognition of Liabilities in Connection with a Purchase Business Combination, we recorded a restructuring liability of $36.8 as of the date of the Acquisition Transaction. Approximately 11%, 75%, 10% and 4% of this liability relates to Reader's Digest United States, Reader's Digest International, School & Educational Services and Corporate, respectively. This represents actions to realign our cost structure in response to The Reader's Digest Association, Inc. acquisition, and primarily includes employee severance across all major functions and change of control payments to executive management. Severance charges represent the cost to separate employees from our operations to streamline the organization and lower our cost base. Additionally, in connection with purchase accounting, previously existing restructuring liabilities of $4.3 were assumed. These liabilities primarily relate to severance costs and contract terminations to lower our cost base commensurate with our current revenues and streamline our operations.

The Reader's Digest Association, Inc. and Subsidiaries

Notes to Consolidated, Combined Consolidated and Combined Financial Statements (Continued)

Note 4 Other Operating Items, Net (Continued)

        The table below outlines the activity related to the restructuring actions recorded in 2008 and 2007 as well as charges recorded in previous periods for WRC Media and Direct Holdings:

	Severance	Contract Obligations	Other Costs	Total
Balance at June 30, 2006	$0.6	$6.7	$0.5	$7.8

Accruals (reversal)	1.7	(0.4)	1.0	2.3
Liabilities assumed in purchase of Reader's Digest Association, Inc.	40.0	0.7	0.4	41.1
Accruals recorded in connection with RDA Merger related to Direct Holdings and WRC Media	5.7	5.9	1.0	12.6
Spending	(7.6)	(3.0)	(2.6)	(13.2)

Balance at June 30, 2007	$40.4	$9.9	$0.3	$50.6

Accruals	7.9	0.7	—	8.6
Spending	(32.0)	(3.8)	(0.3)	(36.1)
Currency Translation Adjustment	1.7	—	—	1.7
Reversals(*)	(5.5)	—	—	(5.5)

Balance at June 30, 2008	$12.5	$6.8	$—	$19.3

*
Recorded as an adjustment to goodwill.

        During 2008, restructuring activities comprised:

  •
  Charges of $(7.9) related to employee separation in the U.S and internationally and charges of $(0.7) related to previously existing lease accruals.

        During 2007, restructuring activities comprised:

  •
  Charges of $(2.3) primarily related to employee separation and contractual fees due to the closure of WRC Media's subsidiary operations and charges of $(0.4) related to the closure of Direct Holdings' Chicago, Illinois telemarketing office in the second quarter of 2007 and income of $0.4 related to an adjustment to previous estimates of previously existing lease accruals.

  •
  Charges in connection with the Acquisition Transaction for both Direct Holdings and WRC Media totaled $(5.7) for severance, $(5.9) for contract termination costs and $(1.0) of other costs. The charges associated with WRC Media relate to the transitioning of corporate functions to The Reader's Digest Association, Inc. headquarters and the consolidation of operations in Austin, Texas. The charges associated with Direct Holdings are attributable to the closing of certain offices, fulfillment contract terminations and transitioning corporate functions to The Reader's Digest Association, Inc. headquarters.

        During 2006, restructuring activities comprised:

  •
  Charges of $(2.6) related to WRC Media's February 2006 restructuring plan for the consolidation of CompassLearning. The plan was communicated in February 2006 and, accordingly, WRC Media incurred charges related to both a workforce reduction and the closure of two facilities. Pursuant to the restructuring, 64 positions were eliminated with severance and

The Reader's Digest Association, Inc. and Subsidiaries

Notes to Consolidated, Combined Consolidated and Combined Financial Statements (Continued)

Note 4 Other Operating Items, Net (Continued)

    other benefit costs approximating $(1.2) related to their termination and $(0.4) related to other contract costs. Most of the workforce reductions and relocations involved technical and support personnel. The terminations and relocations were substantially complete by December 2006. There were no lease termination costs. Other costs of $(1.0) include excess rent fees, the cost of moving selected equipment to the new facility and other charges.

  •
  Reversals of $2.2 at WRC Media related to previously established lease reserves. We review our restructuring plans periodically to determine the appropriateness of existing accruals in light of current circumstances. Accordingly we recorded these charges based upon the settlement of certain lease agreements and updated estimates of remaining lease termination obligations associated with facilities vacated during 2002.

  •
  Charges of $(1.0) pertaining to the announcement by Direct Holdings in January 2006 of a restructuring plan affecting its European office. These costs were recorded in connection with a staff reduction, in an effort to eliminate redundancies within the European office as well as in Direct Holdings' other offices in the United States and Australia.

  Period cost Related to Restructuring Activities

        During 2008, we incurred $(7.4) of charges primarily associated with our integration of Weekly Reader and Direct Holdings and cost savings initiatives. These costs are related to the continued implementation of global systems and various transition related charges.

Note 5 Other Income (Expense), Net

	2008	2007	2006
Interest income	$8.9	$2.3	$0.3
Net gain on foreign exchange	0.1	0.3	—
Net loss on the sales of certain investments	—	—	(0.5)
Other (expense), net	(2.3)	(2.1)	—

Total other (expense) income, net	$6.7	$0.5	$(0.2)

The Reader's Digest Association, Inc. and Subsidiaries

Notes to Consolidated, Combined Consolidated and Combined Financial Statements (Continued)

Note 6 Supplemental Balance Sheet Information

        The components of certain balance sheet accounts as of June 30 are as follows:

Accounts Receivable, Net

	2008	2007
Gross accounts receivable, trade	$522.7	$523.4
Beginning reserve for returns	(70.7)	(6.6)
Reader's Digest reserve for returns assumed in purchase accounting	—	(67.9)
Additions to allowances(1)	(526.8)	(209.1)
Actual returns(2)	522.6	212.9

Ending reserve for returns	(74.9)	(70.7)
Beginning reserve for bad debts	(126.7)	(7.1)
Reader's Digest reserve for bad debts assumed in purchase accounting	—	(115.3)
Additions to allowances(1)	(134.1)	(49.1)
Actual bad debts(2)	117.2	44.8

Ending reserve for bad debts	(143.6)	(126.7)

Ending reserve for returns and bad debts	(218.5)	(197.4)

Accounts receivable, net	$304.2	$326.0

    (1)
    Additions to allowances represent estimated reserves established at the time of revenue recognition for returns and bad debts in accordance with SFAS No. 48, Revenue Recognition When Right of Return Exists. Amounts are recorded as an offset to revenues.

    (2)
    Actual returns and bad debts include actual experience during the period and the effects of foreign currency translation.

Inventories

	2008	2007
Raw materials	$11.6	$10.9
Work in process	4.9	7.8
Finished goods	174.2	169.4

Inventories	$190.7	$188.1

The Reader's Digest Association, Inc. and Subsidiaries

Notes to Consolidated, Combined Consolidated and Combined Financial Statements (Continued)

Note 6 Supplemental Balance Sheet Information (Continued)

Property, Plant and Equipment, Net

	2008	2007
Land	$2.5	$2.5
Buildings and building improvements	16.6	26.4
Furniture, fixtures and equipment	107.0	105.3
Software for internal use	101.5	80.8
Software to be sold or leased	40.2	30.6
Leasehold improvements	39.1	35.6

	306.9	281.2

Accumulated depreciation and amortization*	(198.6)	(163.5)

Total property, plant and equipment, net	$108.3	$117.7

    *
    Depreciation and amortization expense related to property, plant and equipment amounted to $(25.8), $(16.0) and $(8.6) for the years ended June 30, 2008, 2007 and 2006, respectively.

Other Noncurrent Assets

	2008	2007
Deferred tax assets	$19.6	$102.5
Deferred financing, net	55.2	63.0
Fair value of interest rate swaps	—	10.8
Other, principally operating assets	44.7	42.5

Total other noncurrent assets	$119.5	$218.8

Accrued Expenses

	2008	2007
Compensation and other employee benefits	$94.1	$79.0
Royalties and copyrights payable	27.7	28.6
Taxes, other than income taxes	2.9	2.3
Accrued interest	26.7	25.7
Restructuring accrual (see Note 4)	19.3	50.6
Other, principally operating expenses	113.9	134.4

Total accrued expenses	$284.6	$320.6

The Reader's Digest Association, Inc. and Subsidiaries

Notes to Consolidated, Combined Consolidated and Combined Financial Statements (Continued)

Note 6 Supplemental Balance Sheet Information (Continued)

Other Noncurrent Liabilities

	2008	2007
Deferred tax liabilities	$305.5	$466.8
Fair value of interest rate swaps	23.3	—
Other, principally operating liabilities	71.1	69.9

Total other noncurrent liabilities	$399.9	$536.7

Note 7 Goodwill and Other Intangible Assets, Net

        The changes in the carrying amount of goodwill by reportable segment for the fiscal year ended June 30, 2008 are as follows:

	Reader's Digest United States	Reader's Digest International	School & Educational Services	Total
Balance as of June 30, 2007	$672.6	$889.4	$282.3	$1,844.3
Adjustments to the fair values of assets acquired and liabilities assumed at March 2, 2007	(10.8)	(28.6)	2.3	(37.1)
Sale of a certain non-strategic asset	—	—	(10.5)	(10.5)
Currency translation adjustment	—	126.7	—	126.7
Goodwill impairment charges	(64.1)	—	(195.3)	(259.4)

Balance as of June 30, 2008	$597.7	$987.5	$78.8	$1,664.0

        At least annually (in the fourth quarter), we review the carrying amount of goodwill and other intangibles with indefinite lives in our reporting units for recoverability. During interim periods, we monitor changes in our businesses for indicators of impairment. During the second quarter of fiscal 2008, our operating segments were modified to reflect the manner in which our chief operating decision maker reviews the business primarily due to the integration of WRC Media and Direct Holdings into our businesses. See Note 15, Segments, for further information.

        Adjustments to the fair values of assets acquired and liabilities assumed in the amount of ($37.1) relate to the finalization of acquisition accounting for fiscal 2007 transactions including adjustment to restructuring charges, deferred tax balances, and property, plant and equipment. The ($10.5) represents the sale of Facts on File which was included within our School & Educational Services operating segment. Currency translation adjustments in the amount of $126.7 were recorded in order to reflect the affect of foreign currency fluctuations. Goodwill impairment charges in the amount of ($259.4) were recorded in connection with our annual impairment testing.

The Reader's Digest Association, Inc. and Subsidiaries

Notes to Consolidated, Combined Consolidated and Combined Financial Statements (Continued)

Note 7 Goodwill and Other Intangible Assets, Net (Continued)

        The following categories of acquired intangible assets are included in other intangible assets, net as of June 30, 2008 and 2007:

	2008		2007
	Gross	Net	Gross	Net
Intangible assets with indefinite lives:
Reader's Digest Tradename—indefinite	$621.0	$621.0	$621.0	$621.0
Other Tradenames—indefinite	96.6	95.0	158.4	156.9
Intangible assets with finite lives:
Tradenames	32.0	27.5	18.6	16.7
Customer relationships	224.6	149.7	228.9	194.2
Customer database	89.4	72.4	89.3	85.1
Licensing agreements and technical support agreements	4.7	3.5	4.7	4.4
Favorable lease commitments	2.6	2.2	4.5	4.2
Technology and software	16.5	6.1	16.5	7.6
Other intangibles	2.0	0.4	2.4	0.6

Total intangible assets	$1,089.4	$977.8	$1,144.3	$1,090.7

        Amortization related to intangible assets with finite lives amounted to $(60.2), $(20.7), and $(6.4) for the years ended June 30, 2008, 2007 and 2006, respectively, excluding the write-off of the remaining intangible assets at Direct Holdings due to a reduction in the acquisition contingency of $(0.9) in 2006. The remaining weighted average amortization period of our intangible assets is 6.0 years. Estimated fiscal year amortization expense for intangible assets with finite lives is as follows: fiscal 2009—$53.8; fiscal 2010—$38.9; fiscal 2011—$35.0; fiscal 2012—$29.8 and fiscal 2013—$27.8.

        As of April 1, 2008 an annual impairment test was performed. The analysis indicated impairment in the value of goodwill and intangibles held by the Company as a result of the then current trends and competitive environment in which certain business units operate. Goodwill and intangible impairment charges of $161.0 and $37.8 respectively were recorded for QSP. Goodwill and intangible impairment charges of $64.1 and $10.0 respectively were recorded for Taste of Home Entertaining. Goodwill impairment charges of $34.3 were recorded for Weekly Reader. In addition, as a result of our annual impairment review, the QSP Tradename was recharacterized from having an indefinite life in 2007 to being assessed with a 10 year remaining life as of April 1, 2008.

        The measurement of the fair value of goodwill was based on a combination of income and market-multiple approaches. The measurement of the fair value of intangible assets was based on discounted cash flow analyses and other variations of the income approach. These evaluations utilized the best information available in the circumstances, including reasonable and supportable assumptions and projections. Certain key assumptions utilized, including changes in revenue, operating expenses, working capital requirements and capital expenditures including prepublication costs, are based on estimates related to strategic initiatives and current market conditions. Such assumptions also are consistent with those utilized in the Company's annual planning process. The discounted cash flow analyses used a discount rate that corresponds to the weighted-average cost of capital. This discount rate assumed was consistent with that used for investment decisions and takes into account the specific and detailed operating plans and strategies of the individual business operations. The market data utilized included publicly-traded prices and transaction values of comparable companies with operations considered to be

The Reader's Digest Association, Inc. and Subsidiaries

Notes to Consolidated, Combined Consolidated and Combined Financial Statements (Continued)

Note 7 Goodwill and Other Intangible Assets, Net (Continued)

similar to those of the Company's individual businesses. Collectively, these evaluations were management's best estimate of projected future cash flows and market values.

Note 8 Financial Instruments

Risk Management and Objectives

        The functional currency for our foreign operations is the local currency. In the normal course of business, substantially all of the transactions of our foreign operations occur in the local currency. We purchase forward contracts to minimize the effect of fluctuating currencies on specifically identifiable transactions. These transactions were minimal in 2008.

        As a matter of policy, we do not speculate in financial markets and, therefore, we do not hold financial instruments for trading purposes. We continually monitor foreign currency risk and our use of derivative instruments.

Derivative Instruments

        On April 19, 2007, we entered into interest rate swap agreements with a notional value totaling $750.0, involving the exchange of floating- for fixed-rate interest payments, to reduce interest rate volatility and to comply with the interest rate hedging provisions of our 2007 Credit Facility. The transactions included $450.0 of 3-year interest rate swaps and $300.0 of 5-year interest rate swaps. In each case, we will receive floating-rate interest payments that offset the LIBOR component of the interest due on some of our floating-rate debt and make fixed-rate interest payments over the life of the respective interest rate swaps. The fixed interest rate under the 3-year swaps is 4.89% and the fixed interest rate under the 5-year swaps is 4.94%.

        Since LIBOR-based loans can be prepaid without penalty (other than accrued interest) at any time during the contractual term of the loans and the swaps are not by their terms cancellable, the hedging relationship does not qualify for the use of the shortcut method of assessing hedge effectiveness. However, we will evaluate the likelihood of whether we will continue to borrow using LIBOR-based loans based on our business plan, and whether the interest payments made on the outstanding loans being hedged will be sufficient to match the terms of the swaps during the life of the hedges (and therefore result in interest payments).

        Since the (i) notional value of the swaps is the same as the principal value of the loans generating the hedged interest payments, (ii) floating-rate leg of the swaps and the hedged variable interest payments received on the loans are both based on 3-month LIBOR, (iii) interest rate reset dates applicable to both the floating-rate leg of the swaps and the hedged interest payments on the loans are the same, (iv) payment date on the loans and the settlement under the swaps occur on the same day each period, and (v) hedging relationship does not contain any other basis differences, except for the prepayment feature noted above, we will assess the effectiveness of our hedging strategy using the method described in Derivatives Implementation Group Statement 133 Implementation Issue No. G9, Cash Flow Hedges: Assuming No Ineffectiveness When Critical Terms of the Hedging Instrument and the Hedged Transaction Match in a Cash Flow Hedge. Accordingly, changes in the fair values of the interest rate swap agreements are expected to be exactly offset by changes in the fair value of the underlying debt.

The Reader's Digest Association, Inc. and Subsidiaries

Notes to Consolidated, Combined Consolidated and Combined Financial Statements (Continued)

Note 8 Financial Instruments (Continued)

        Additionally, we evaluate whether the creditworthiness of each swap counterparty is such that default on its obligations under the swap is not probable. We also assess whether the LIBOR-based interest payments are probable of being paid under the loans at the inception and, on an ongoing basis (no less than once each quarter), during the life of each hedging relationship.

        As of June 30, 2008 the fair market value of our interest rate swaps decreased in value totaling $34.1, which is recorded net of deferred taxes of $12.8 in accumulated other comprehensive (loss) income in stockholders' equity on the balance sheets.

        In addition, WRC Media used derivative financial instruments to reduce its exposure to interest rate volatility in 2006 and 2005. Pursuant to the terms of the First-Lien Facility and Second-Lien Term Loan Credit Agreements described in Note 12, Debt, WRC Media was required to enter into or maintain interest rate protection agreements (interest rate swaps, caps, collars or similar agreements) in a notional amount that, when taken together with the aggregate principal amount of total debt, as defined, subject to a fixed interest rate, was equal to at least 50% of the aggregate principal amount of total debt. In October 2005 WRC Media entered into a two-year interest rate cap agreement with a notional principal amount of $0.1, which caps the six-month LIBOR rate, as defined, on $42.5 of the loans at 5.25%. The interest rate protection agreement qualified for hedge accounting treatment and, as such, WRC Media marked to market the contract at the end of each period. For those instruments that qualified as hedges, changes in fair value were recorded in other comprehensive (loss) income. The cost of derivative financial instruments was amortized over the contract life. At June 30, 2006, the market value of the interest rate cap was $0.1, which was recorded in other comprehensive (loss) income. In 2007, the interest rate cap was terminated in connection with the repayment of all WRC Media outstanding debt.

Note 9 Benefit Plans

Defined Benefit Pension Plans

        We offer defined benefit plans to eligible employees in the United States and in several international markets. Contributions to these plans meet the minimum funding requirements in each respective market. Benefit payments are principally based on a combination of years of service and compensation.

        Effective March 2, 2007, we adopted SFAS No. 158. As a result, for 2008 and 2007 we recognize the over-funded and under-funded status of our defined benefit pension plans as an asset (over-funded) or liability (under-funded) in the accompanying consolidated statements of financial position and have adopted a new measurement date (June 30) for our defined benefit pension plans. Due to the fact that the adoption of SFAS No. 158 on March 2, 2007 coincides with the Acquisition Transaction and related purchase method of accounting described in SFAS No. 141 there was no impact on accumulated other comprehensive (loss) upon adoption. The impact of the adoption of SFAS No. 158 recorded in the

The Reader's Digest Association, Inc. and Subsidiaries

Notes to Consolidated, Combined Consolidated and Combined Financial Statements (Continued)

Note 9 Benefit Plans (Continued)

purchase method of accounting on our statement of financial position is as follows for our significant defined benefit pension plans:

U.S. Plans:

	March 2, 2007	Adjustments	Adjusted Balance as of March 2, 2007
Prepaid pension assets	$306.5	$(58.9)	$247.6
Accrued expenses and accrued pension	(80.5)	(4.2)	(84.7)
Deferred tax assets	1.8	(1.8)	—
Accrued expenses and postretirement benefit obligations other than pensions	(92.4)	26.7	(65.7)
Accumulated other comprehensive (loss) gain	(3.3)	3.3	—

International Plans:

	March 2, 2007	Adjustments	Adjusted Balance as of March 2, 2007
Prepaid pension assets	$27.9	$(0.7)	$27.2
Accrued expenses and accrued pension	(36.7)	(41.2)	(77.9)
Deferred tax assets	14.6	(14.6)	—
Postretirement benefit obligations other than pensions	(1.9)	(0.4)	(2.3)
Accumulated other comprehensive (loss) gain	(34.2)	34.2	—

U.S. Plans

        In the U.S. we maintain funded and unfunded defined benefit plans. The Reader's Digest Association, Inc. Retirement Plan (Retirement Plan) is our largest plan and is over-funded. We have not made any contributions in 2008, nor do we expect to make any contributions in fiscal 2009.

        Our unfunded plans were established for certain officers. Since these plans are only available to certain executives, they are not qualified under the Internal Revenue Code (IRC). We fund the benefit payments under these plans as they arise. We expect to make $9.1 of contributions to these plans in fiscal 2009.

        In August 2006, the Pension Protection Act of 2006 was signed into law. This law changed the vesting requirement for cash balance pension plans, changed the interest rates used to calculate lump-sum benefit payments, established guidance for valuing pension assets and obligations related to the new minimum funding standards and changed the terms used to determine the plan's tax status. There is no material impact of this law on our U.S plans.

        The overriding principle followed in managing our Retirement Plan assets is to obtain a reasonable rate of return in terms of both income and appreciation, consistent with the "Prudent Man" Rule of

The Reader's Digest Association, Inc. and Subsidiaries

Notes to Consolidated, Combined Consolidated and Combined Financial Statements (Continued)

Note 9 Benefit Plans (Continued)

the Employee Retirement Income Security Act of 1974 (ERISA), while providing liquidity to satisfy short-term obligations.

        The table below details our current and target asset allocation as of our June 30, 2008 measurement date.

	Actual Allocation as of June 30
			Target Allocation Range
Asset Class	2008	2007
Equities	69%	66%	52% – 72%
Fixed income	24%	23%	23% – 35%
Other	7%	11%	0% – 19%

Total	100%	100%

        Equities include companies with both large and small market capitalizations, as well as listed companies in international markets. Our allocation tends to be heavily weighted in favor of large capitalized companies. More than half of the Retirement Plan's funds are invested in equity markets because these investments tend to provide better returns and offer some protection from inflation. Fixed income securities are included in the portfolio to protect the Retirement Plan's assets from inflation and to preserve capital. Other assets, including private equity and real estate investments, are utilized to a small extent in order to take advantage of investments that provide higher returns. The Retirement Plan allows investment managers to invest in derivative instruments, provided that certain criteria specified in the plan's investment policy are satisfied.

        The expected rate of return on plan assets is a significant driver in calculating our net pension (benefit) cost. In order to calculate our 2008 benefit, we used an expected return on plan assets of 8.50%. This rate was based on an analysis of historical returns generated by asset classes in which our funds are invested and on projected returns for portfolios with assets similar to ours.

        Estimated benefit payments during the next 10 years are expected to be, by fiscal year: 2009—$43.8; 2010—$44.8; 2011—$42.8; 2012—$44.5; 2013—$44.6 and from 2014 to 2018—a total of $216.7.

        Effective July 1, 2008, the U.S. qualified and excess pension plans were harmonized for all participants who benefit under the plans.

International Plans

        We also offer defined benefit pension plans in several markets outside the United States. For the significant plans, in fiscal 2009, we expect to contribute $9.0.

The Reader's Digest Association, Inc. and Subsidiaries

Notes to Consolidated, Combined Consolidated and Combined Financial Statements (Continued)

Note 9 Benefit Plans (Continued)

        The table below reflects the actual allocation of assets held for our international plans and the allocation required pursuant to our most recent investment policy for these plans. These percentages have been calculated on a weighted average basis because the assets comprised several plans.

	Actual Allocation as of June 30,
			Target Allocation
Asset Class	2008	2007
Equities	43%	68%	44%
Fixed income	48%	31%	49%
Cash	9%	1%	7%
Other	0%	0%	0%

Total	100%	100%

        The asset allocation for the UK plan, which is the largest non-US plan, is determined by independent trustees in accordance with local regulation. The asset allocations for all other countries are determined by the local employers in accordance with their fiduciary duties. The investments include local and international securities.

        The change in the asset allocation from 2007 to 2008 is a result of changes in the UK, which were made to better match the benefit outflow in future years.

        Similar to the U.S. plans, the expected rate of return on plan assets is a significant driver in calculating the net pension (benefit) cost for our international plans. In order to calculate our 2008 expense, we used a weighted average return on plan assets of 7.11%. These rates were based on a methodology similar to that used to determine the rate of return for our Retirement Plan.

        Estimated benefit payments during the next 10 years are expected to be, by fiscal year: 2009—$14.6; 2010—$15.1; 2011—$15.6; 2012—$16.2; 2013—$16.9 and from 2014 to 2018—a total of $96.3.

Assumptions

        The table below outlines the weighted average assumptions used to determine our projected benefit obligation as of year-end and pension (benefit) cost for the periods ending June 30:

U.S. Plans:

Benefit obligation	2008	2007
Discount rate	6.75%	6.25%
Compensation increase rate	4.00%	4.00%

Pension (benefit) cost	2008	2007
Discount rate	6.25%	5.50%
Compensation increase rate	4.00%	4.00%
Long-term rate of return on plan assets	8.50%	8.50%

The Reader's Digest Association, Inc. and Subsidiaries

Notes to Consolidated, Combined Consolidated and Combined Financial Statements (Continued)

Note 9 Benefit Plans (Continued)

International Plans:

Benefit obligation	2008	2007
Discount rate	6.60%	5.57%
Compensation increase rate	4.47%	3.94%

Pension (benefit) cost	2008	2007
Discount rate	5.57%	5.07%
Compensation increase rate	4.01%	3.94%
Long-term rate of return on plan assets	7.11%	7.05%

        Components of net periodic pension (benefit) cost are as follows:

	U.S. Plans
	2008	2007
Service cost	$9.2	$3.1
Interest cost	31.1	9.7
Expected return on plan assets	(60.1)	(19.8)

Net periodic pension benefit	$(19.8)	$(7.0)

	International Plans
	2008	2007
Service cost	$7.2	$2.7
Interest cost	18.7	6.0
Expected return on plan assets	(23.4)	(7.0)
Amortization	(0.1)	—
Recognized actuarial gain	(0.4)	—
Settlements	(1.6)	(0.9)
Curtailments and other items	(1.3)	(0.4)

Net periodic pension (benefit) cost	$(0.9)	$0.4

The Reader's Digest Association, Inc. and Subsidiaries

Notes to Consolidated, Combined Consolidated and Combined Financial Statements (Continued)

Note 9 Benefit Plans (Continued)

        A reconciliation of the beginning and ending balances of benefit obligations and fair value of plan assets and the funded status of the defined benefit pension plans is as follows:

	U.S. Plans		International Plans
	2008	2007	2008	2007
Change in benefit obligation:
Benefit at beginning of year	$520.9	$553.2	$341.4	$360.0
Service cost	9.2	3.1	7.2	2.7
Interest cost	31.1	9.7	18.7	6.0
Participant contributions	—	—	1.3	0.5
Actuarial gain	(22.9)	(30.9)	(39.1)	(32.9)
Exchange rate changes	—	—	5.0	11.1
Settlements/curtailments	—	—	(3.1)	(1.3)
Plan amendments	(3.4)	—	(1.8)	—
Other expenses	—	—	(0.5)	(0.4)
Benefits paid	(49.5)	(14.2)	(21.2)	(4.3)

Benefit obligation at end of year	$485.4	$520.9	$307.9	$341.4

Change in plan assets:
Fair value at beginning of year	$746.2	$716.1	$330.5	$309.3
Actual return on plan assets	(35.8)	41.3	(3.9)	10.4
Employer contribution	10.1	3.0	11.0	2.7
Participant contributions	—	—	1.3	0.5
Exchange rate changes	—	—	5.7	12.3
Plan settlements	—	—	(1.0)	—
Other expenses	—	—	(0.5)	(0.4)
Benefits paid	(49.5)	(14.2)	(21.2)	(4.3)

Fair value at end of year	671.0	746.2	321.9	330.5

Funded status	$185.6	$225.3	$14.0	$(10.9)

        Items not yet recognized as a component of net periodic cost:

	U.S. Plans		International Plans
	2008	2007	2008	2007
Net Actuarial Loss (Gain)	$20.6	$(52.4)	$(47.9)	$(37.0)
Prior Service Credit	$(3.3)	$—	$(1.7)	$—

        In fiscal 2009, we expect to recognize $0.4 of the prior service credit and $0.1 of the actuarial gain in the United States Plan. For our international plans in Fiscal 2009, we expect to recognize $0.1 of the prior service credit and $2.5 of the actuarial gain.

        The accumulated benefit obligation as of June 30, 2008 (the actuarial present value of benefits earned, excluding future compensation increase assumptions) for our U.S. plans and international plans was $482.0 and $273.0, respectively.

The Reader's Digest Association, Inc. and Subsidiaries

Notes to Consolidated, Combined Consolidated and Combined Financial Statements (Continued)

Note 9 Benefit Plans (Continued)

Other Postretirement Benefits

        We provide medical and dental benefits to certain retired employees of Reader's Digest and their dependents. The plans that provide these benefits cover all of our eligible employees in the United States who were hired before July 1, 2005 and, to a lesser extent, employees in Canada.

        In fiscal year 2008, the plan was changed to cap the company subsidy for retirees after 1985. The subsidy will be eliminated after 10 years for pre-Medicare coverage, and after 5 years for post-Medicare coverage. The company may continue to offer benefits after this period, but all costs would be paid by the retirees.

        The table below outlines the weighted average assumptions used to determine our postretirement benefit obligation as of year-end and our postretirement cost for the periods ending June 30:

Postretirement benefit obligation	2008	2007
Discount rate	6.75%	6.25%
Healthcare cost trend rate assumed for next year	7.00%	8.00%
Rate to which the cost trend rate is assumed to decline	5.00%	5.00%
Number of years to ultimate trend rate	5	6
Postretirement cost
Discount rate	6.25%	5.50%
Healthcare cost trend rate assumed for next year	8.00%	9.00%
Rate to which the cost trend rate is assumed to decline	5.00%	5.00%
Number of years to ultimate trend rate	6	7

        Components of net periodic postretirement cost are as follows:

	2008	2007
Service cost	$0.5	$0.2
Interest cost	3.5	1.2
Amortization of prior service credit	(0.6)	—

Net periodic postretirement cost	$3.4	$1.4

The Reader's Digest Association, Inc. and Subsidiaries

Notes to Consolidated, Combined Consolidated and Combined Financial Statements (Continued)

Note 9 Benefit Plans (Continued)

        A reconciliation of the beginning and ending balances of benefit obligations and fair value of plan assets and the funded status of the plans is as follows:

	2008	2007
Change in benefit obligation:
Benefit obligation at beginning of year	$64.1	$68.0
Service cost	0.5	0.2
Interest cost	3.5	1.2
Actuarial gain	(12.7)	(3.5)
Exchange rate	0.1	0.2
Plan Amendments	(22.6)	—
Benefits paid	(4.9)	(2.0)

Benefit obligation at end of year	$28.0	$64.1

Change in plan assets:
Fair value at beginning of year	—	—
Employer contribution	4.9	2.0
Benefits paid	(4.9)	(2.0)

Fair value at end of year	—	—

Unfunded status	$(28.0)	$(64.1)
Items not yet recognized as a component of net period cost:
Net actuarial gain	$(16.3)	$(3.5)
Prior service credit	$(22.1)	$—

        We expect to recognize $2.8 of the prior service cost and $1.7 of the net actuarial gain in fiscal 2009.

        Assumed healthcare cost trend rates have a significant effect on the amounts reported for postretirement benefits. A one-percentage-point increase in assumed healthcare cost trend rates would increase the total of the service and interest cost components by $0.1 and the postretirement benefit obligation by $1.3 for the year ended June 30, 2008. A one-percentage-point decrease in assumed healthcare cost trend rates would decrease the total of the service and interest cost components by $(0.1) and the postretirement benefit obligation by $(1.1) for the year ended June 30, 2008.

        Estimated benefit payments during the next 10 years are expected to be, by fiscal year: 2009—$5.0; 2010—$4.7; 2011—$4.4; 2012—$4.2; 2013—$3.8; and from 2014 to 2018—a total of $9.4. Estimated receipts pursuant to the Medicare Reform Act during the next 10 years are expected to be, by fiscal year: 2009—$0.5; 2010—$0.6; 2011—$0.6; 2012—$0.6; 2013—$0.6; and from 2014 to 2018—a total of $0.2.

The Reader's Digest Association, Inc. and Subsidiaries

Notes to Consolidated, Combined Consolidated and Combined Financial Statements (Continued)

Note 9 Benefit Plans (Continued)

Balance Sheet Classification

        Amounts recognized on the balance sheets related to our pension and postretirement plans are as follows:

	Pension Benefits		Other Benefits
	2008	2007	2008	2007
Non current Assets	$290.9	$336.5	$—	$—
Current Liabilities	(10.4)	(10.7)	(5.5)	(7.3)
Non current Liabilities	(84.0)	(112.9)	(25.5)	(61.1)

Net Amount Recognized in Statement of Position	$196.5	$212.9	$(31.0)	$(68.4)

        Balances of pension plans with projected and accumulated benefit obligations in excess of the fair value of plan assets are as follows:

	Plans with Projected Benefit Obligations in Excess of Plan Assets		Plans with Accumulated Benefit Obligations in Excess of Plan Assets
	2008	2007	2008	2007
Projected benefit obligation	$335.7	$374.4	N/A	N/A
Accumulated benefit obligation	N/A	N/A	$75.0	$345.7
Fair value of plan assets	$244.4	$252.3	$—	$252.3

Defined Contribution Plans

         RDA Employee Ownership Plan and 401(k) Partnership (the 401(k) plan)—The 401(k) plan consists of both a profit-sharing plan and a savings plan under section 401(k) of the IRC. The savings plan component allows employees to make pre-tax contributions to their accounts, which may be invested in specified investment alternatives. We may match employee contributions to the extent determined by our Board of Directors. The matching contributions vest 20% per annum over a five-year period. Our matching contributions to the 401(k) plan were $3.8 for fiscal 2008 and $1.1 for fiscal 2007.

         WRC Media Defined Contribution Plan—The WRC Media Defined Contribution Plan was merged with the RDA 401(k) Plan and assets transferred effective September 4, 2007. The expense recognized by WRC Media for its contributions to the plan was $1.1 and $1.1 for fiscal 2007 and 2006, respectively. There were no contributions made into the WRC Media Defined Contribution Plan during fiscal 2008.

         Direct Holdings Defined Contribution Plan—The Direct Holdings Defined Contribution Plan is in the process of being merged with and transferring assets to the RDA 401(k) Plan. Direct Holdings' matching contributions to the plan for fiscal 2008, 2007 and 2006 were approximately $0.1, $0.4 and $0.5, respectively.

The Reader's Digest Association, Inc. and Subsidiaries

Notes to Consolidated, Combined Consolidated and Combined Financial Statements (Continued)

Note 10 Equity Compensation Plans

RDA Holding Co.

        In July 2007 the Board of Directors of RDA Holding Co. (the Board) approved the RDA Holding Co. 2007 Omnibus Incentive Compensation Plan (the 2007 Plan). All prior existing employee incentive compensation plans at Reader's Digest Association, Inc. and WRC Media were terminated upon the completion of the Acquisition Transaction. Additionally, as of June 30, 2007, there were no stock options outstanding under the Direct Holdings 2004 Stock Incentive Plan.

        Under the 2007 Plan, the Board may grant to eligible directors, employees and consultants stock options, stock appreciation rights, restricted stock ("RSAs"), restricted stock units ("RSUs"), and other equity-based or equity-related awards in RDA Holding Co. that the Board determines, in consultation with the Compensation Committee of our Board of Directors, are consistent with the purpose of the 2007 Plan and the interests of The Reader's Digest Association, Inc. and Subsidiaries. The Board may grant up to a maximum of 4,988,047 shares under the 2007 Plan, net of forfeitures and expirations.

        During the period ended June 30, 2008, the Holding Co. Board granted approximately 3.4 million stock options, 1.3 million shares of restricted stock and 0.5 million shares of restricted stock units to certain directors, employees and consultants of our company. In general, granted stock options vest over four years, have 10-year contractual terms and are exercisable upon the occurrence of certain liquidity events, as defined in the 2007 Plan, and the recording of such awards is pushed down to RDA from RDA Holding Co. Stock options were granted with an exercise price of $10.00 that was deemed equal to the estimated market value of RDA Holding Co.'s common stock at the date of grant. In general, 50% of granted RSAs and RSUs become vested upon the occurrence of a liquidity event, as defined, and the other 50% upon the first anniversary of the occurrence of a liquidity event.

        The fair value of each stock option award is estimated on the date of grant using the Black-Scholes option valuation model that uses the assumptions noted in the following table. As there is no public market for RDA Holding Co.'s stock, the expected volatility was based on the average volatility of historical closing stock prices of comparable guideline companies over the expected term of the option. The risk-free interest rate for the periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. The expected term of options granted is based upon management's estimate for the period of time for which options are expected to be outstanding. We have no historical stock option exercise experience and have estimated the expected term of options using the vesting period of options, the expected period to consummate a liquidity event and the mid-point between the vesting date and the end of the contractual term.

June 30, 2008
Expected volatility	32.38% – 41.97%
Expected term (years)	4 – 6
Risk-free interest rate	2.78% – 5.05%
Expected dividend yield	0%

The Reader's Digest Association, Inc. and Subsidiaries

Notes to Consolidated, Combined Consolidated and Combined Financial Statements (Continued)

Note 10 Equity Compensation Plans (Continued)

        A summary of stock option activity under the 2007 Plan as of June 30, 2008 is as follows:

Options	Shares (000's)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term
Outstanding at June 30, 2007	—	$—
Granted	3,350	10.00
Forfeited or expired	(359)	—

Outstanding at June 30, 2008	2,991	$10.00	9.2 years

Vested or expected to vest at June 30, 2008	2,991	$10.00	9.2 years

Exercisable at June 30, 2008	786	$10.00	9.3 years

        The weighted-average grant-date fair value of options granted for the period ended June 30, 2008 was $4.58. No options were exercised during the period ended June 30, 2008. The intrinsic value for options outstanding at June 30, 2008 was $9.95 which is based on the equity value of RDA Holding Co. at June 30, 2008.

        A summary of RSAs and RSUs activity under the 2007 Plan as of June 30, 2008 are as follows:

	RSAs		RSUs
	Shares (000's)	Weighted Average Grant-Date Fair Value	Shares (000's)	Weighted Average Grant-Date Fair Value
Nonvested at June 30, 2007	—	$—	—	$—
Granted	1,348	10.00	458	10.00
Vested	—	—	(200)	10.00
Forfeited	(340)	10.00	(28)	10.00

Nonvested at June 30, 2008	1,008	$10.00	230	$10.00

        Stock based compensation expense is pushed down to us from RDA Holding Co. For the period ended June 30, 2008, stock based compensation expense of $7.0 and the related income tax benefit of $2.6 were recognized for stock options and RSUs that are not subject to the liquidity provisions of the 2007 Plan. Total unrecognized compensation expense related to stock options without a liquidity event provision, as defined, was $3.8, which will be recognized over a weighted average period of 2.4 years on a straight-line basis over the requisite service period for each separately vesting portion of the stock option award.

        As of June 30, 2008, it was determined that it was not probable that the liquidity event, as defined, will be satisfied. As of June 30, 2008, total stock options, RSAs and RSUs outstanding with these liquidity provisions was 1.0, 1.0 and 0.2, respectively. As a result, no compensation expense was recognized during the period ended June 30, 2008 for stock options, RSAs and RSUs with liquidity event provisions. Total unrecognized compensation expense related to these stock options, RSAs and RSUs was $4.9, $10.1 and $2.3, respectively.

The Reader's Digest Association, Inc. and Subsidiaries

Notes to Consolidated, Combined Consolidated and Combined Financial Statements (Continued)

Note 10 Equity Compensation Plans (Continued)

WRC Media

        In 2000, WRC Media adopted the WRC Media Inc. and Subsidiaries Year 2000 Stock Option Plan. Stock options are granted with exercise prices not less than the fair market value of the Common Stock at the time of the grant with an exercise term not to exceed 10 years. Generally, the options vest ratably over three to four years from the date of grant. In fiscal 2007 and 2006, WRC Media did not grant any stock options. In connection with the WRC Media Merger in 2007, all outstanding stock options were terminated. Stock options granted prior to 2000, as well as 2002 grants, were accounted for using variable plan accounting. This was attributable to the options cashless exercise provisions and the re-pricing of certain options in 2003.

        In accordance with APB 25, no stock-based compensation was recognized in the combined consolidated statement of operations in 2007 and combined statement of operations in 2006 as the fair market value for these grants was less than the exercise price of the options. WRC Media did not issue any new stock-based awards or modify any existing awards during 2007 or 2006; therefore, there was no impact from the adoption of SFAS No. 123R using the modified- prospective method. In addition, there were no capitalized stock-based compensation costs at June 30, 2007.

Direct Holdings

        In October 2004, Direct Holdings adopted the Direct Holdings 2004 Stock Incentive Plan (the 2004 Stock Plan). Under the 2004 Stock Plan, Direct Holdings may issue, among other forms of compensation, incentive or nonqualified stock options at the discretion of the Board of Directors. Stock options may be granted at the fair market value at the date of grant or at an exercise price less than fair market value at the date of grant. The 2004 Stock Plan reserved 20,000 shares of common stock available for grants. Options granted vest primarily at 25% per year beginning at the end of the first year and are fully exercisable at the end of four years. All options expire ten years from the date of grant unless otherwise terminated. Direct Holdings generally grants stock options with an exercise price equal to the market value of the common stock on the date of grant. In conjunction with the Plan and individual stock option agreements, Direct Holdings adopted a Management Shareholders Agreement which provides, among other things, that certain employee shareholders are obligated to vote shares with the majority shareholder.

        In 2005, Direct Holdings granted approximately 6,500 options to certain key employees. All options had an exercise price of $162.50. The options generally vest over four years at 25% per year commencing in October 2005. At June 30, 2006, 3,244 options were exercisable at a weighted average exercise price of $162.50.

        In January 2005, Direct Holdings granted an additional 8,000 options to a consultant who became the Chief Executive Officer (CEO) in May 2005. The exercise price of those options was $162.50 per share. The stock options vest commencing with the first anniversary date according the following schedule: 25% in January 2006 and 6.25% per quarter thereafter until December 2008. On July 1, 2006, Direct Holdings granted 6,014 additional options primarily to members of senior management at an exercise price of $162.50.

        Under certain defined circumstances, Direct Holdings' had the ability to repurchase the options at either fair market value as determined or book value. Therefore, in accordance with APB 25, compensation income (expense) of $0.2 was recognized in the combined statement of operations for

The Reader's Digest Association, Inc. and Subsidiaries

Notes to Consolidated, Combined Consolidated and Combined Financial Statements (Continued)

Note 10 Equity Compensation Plans (Continued)

2006, using variable accounting. As a result of accelerated vesting and exercise of all outstanding options in connection with the Direct Holdings' Stock Acquisition, the 2007 stock-based compensation expense was $2.0 ($1.3 net of tax).

        The fair market value of the options as of June 30, 2006 was $132.16. The Black-Scholes option pricing model was used to estimate fair value using the following assumptions:

June 30, 2006
Expected dividend yield	0.0%
Risk-free interest rate	5.2%
Expected volatility	40%
Expected option term (years)	4
Exercise price	$162.50

        At March 2, 2007, all outstanding options (16,888) were exercised in connection with the Direct Holdings' Stock Acquisition at an exercise price of $162.50 and fair value of $279.39. The proceeds from the exercise of these options were $2.7. Changes in outstanding options were as follows:

	Options outstanding
	Number outstanding	Weighted average remaining contractual life	Weighted average exercise price
Outstanding, June 30, 2006	10,874	9	$162.50
Granted	6,014	10	162.50
Exercised in connection with the Direct Holdings' Stock Acquisition	(16,888)	—	162.50

Outstanding, June 30, 2007	—	—	$—

Note 11 Income Tax

        (Loss) Income before benefit (provision) for income taxes and discontinued operations and extraordinary item is as follows:

	2008	2007	2006
United States	$(537.0)	$(106.4)	$2.3
International	30.5	11.0	(2.8)

Loss before benefit (provision) for income taxes and discontinued operations and extraordinary item	$(506.5)	$(95.4)	$(0.5)

The Reader's Digest Association, Inc. and Subsidiaries

Notes to Consolidated, Combined Consolidated and Combined Financial Statements (Continued)

Note 11 Income Tax (Continued)

        Income tax benefit (provision) is allocated to the following items:

	2008	2007	2006
Continuing operations	$4.5	$4.7	$(2.5)
Discontinued operations	—	—	(40.8)
Extraordinary item	—	—	—
Shareholders' equity	23.1	(36.1)	—

Total	$27.6	$(31.4)	$(43.3)

        Components of the benefit (provision) for income taxes attributable to income from continuing operations are as follows:

	2008	2007	2006
Current
U.S. federal	$(4.4)	$(2.8)	$—
U.S. state and local	(0.9)	(0.2)	(0.2)
International	(41.3)	(12.3)	(1.0)

Total current	$(46.6)	$(15.3)	$(1.2)

Deferred
U.S. federal	$36.5	$23.2	$(2.0)
U.S. state and local	3.0	(1.8)	—
International	11.6	(1.4)	0.7

Total deferred	$51.1	$20.0	(1.3)

Benefit (provision) for income taxes	$4.5	$4.7	$(2.5)

        A reconciliation between the statutory U.S. federal income tax rate and the effective income tax rate is as follows:

	2008	2007	2006
U.S. statutory tax rate	35.0%	35.0%	(3.0)%
International operations	(2.9)	(8.1)	(314.0)
State taxes	0.5	(2.2)	280.1
Non deductible loan write off	—	—	(2,340.7)
Non deductible preferred stock dividends	—	—	(127.9)
Changes in valuation allowance	(13.9)	(19.4)	(1,778.9)
Gain on recapitalization	—	—	4,212.3
Goodwill charge	(16.6)	—	—
Other operating items	(1.2)	(0.4)	—
Other	—	—	(485.9)

Effective tax rate	0.9%	4.9%	(558.0)%

The Reader's Digest Association, Inc. and Subsidiaries

Notes to Consolidated, Combined Consolidated and Combined Financial Statements (Continued)

Note 11 Income Tax (Continued)

        Components of deferred tax assets and liabilities are as follows:

	2008	2007
Deferred compensation and other employee benefits	$57.0	$56.2
Accounts receivable and other allowances	84.8	75.7
Net operating loss carryforwards	160.4	113.6
Other operating items	3.8	15.7
Tax credit carryforwards	127.1	87.8
Deferred gain on sale of buildings	3.3	12.9
Other accrued items	42.8	28.1

Gross deferred tax assets	479.2	390.0
Valuation allowance	(303.4)	(200.8)

Total net assets	175.8	189.2

Deferred compensation and other employee benefits	(124.4)	(105.8)
Deferred promotion	(8.6)	(11.4)
Depreciation and amortization	(269.3)	(297.3)
Deferred agent commissions	(18.3)	(18.3)
Other	(21.3)	(90.1)

Total net liabilities	(441.9)	(522.9)

Net deferred tax liabilities	$(266.1)	$(333.7)

        Balance sheet classifications of deferred tax assets and liabilities are as follows:

	2008	2007
Prepaid expenses and other current assets	$24.6	$34.1
Other noncurrent assets	19.6	102.5
Other current liabilities	(4.8)	(3.5)
Other noncurrent liabilities	(305.5)	(466.8)

Net deferred tax liabilities	$(266.1)	$(333.7)

        Net operating loss carryforwards of $756.4 at June 30, 2008, are available to reduce future tax obligations of certain foreign and U.S. companies. The net operating loss carryforwards have various expiration dates through 2028 with certain jurisdictions having indefinite carryforward periods. The Internal Revenue Service places a limitation on utilizing net operating loss carryforwards and certain "built-in losses" or deductions when an ownership change, as defined in the law, occurs. A portion of our net operating loss carryforwards are subject to these rules. In addition, foreign tax credit carryforwards of $111.4 and alternative minimum tax credit carryforwards of $11.9 and various non-US tax credit carryforwards of $3.8 are available as of June 30, 2008. Foreign tax credit carryforwards have various expiration dates from fiscal 2013 through 2018; alternative minimum tax credit carryforwards have an indefinite carryforward period and non-US tax credit carryforwards have various expiration dates beginning in fiscal 2014.

The Reader's Digest Association, Inc. and Subsidiaries

Notes to Consolidated, Combined Consolidated and Combined Financial Statements (Continued)

Note 11 Income Tax (Continued)

        A valuation allowance has been recorded on certain deferred tax assets if it's been determined that it is more likely than not that the asset will not be realized. As such, we have recorded a valuation allowance of $303.3 for these deferred tax assets. To the extent we generate income in future years, the tax provision will reflect the realization of such benefits. However, benefits attributable to acquired deferred tax assets, which were offset by a valuation allowance of $117.9, will reduce the excess purchase price over the net assets acquired and other noncurrent intangible assets.

        A provision has not been recorded for U.S. income taxes and foreign withholding taxes that would be payable if the undistributed earnings of certain foreign subsidiaries, aggregating approximately $171.3 as of June 30, 2008, were distributed to the U.S. in the form of dividends because we intend to permanently reinvest such foreign earnings. A determination of the amount of the unrecognized deferred tax liability related to undistributed earnings is not practical. We have recorded the taxes on those earnings that are not permanently reinvested.

Accounting for Uncertainty in Income Taxes

        In July 2006, the Financial Accounting Standards Board issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement 109. This interpretation provides guidance to address uncertainty in tax positions and clarifies the accounting for income taxes by prescribing a minimum recognition threshold which income tax positions must achieve before being recognized in the financial statements. In addition, FIN 48 requires expanded annual disclosures, including a rollforward of the beginning and ending aggregate unrecognized tax benefits as well as specific detail related to tax uncertainties for which it is reasonably possible the amount of unrecognized tax benefit will significantly increase or decrease within twelve months. We adopted FIN 48 on October 1, 2007, and were not required to record a change to retained earnings due to the adoption. The amount of unrecognized tax benefits from uncertain tax positions at June 30, 2008 is $30.5 including $7.1 of unrecognized tax benefits that, if recognized, would affect the effective tax rate and $23.4 of tax positions arising from business combinations that, if recognized, ultimately would be recorded as an adjustment to goodwill and would not impact the effective tax rate.

        Changes in our uncertain income tax positions, excluding the related accrual for interest and penalties, from October 1, 2007 to June 30, 2008 are set forth below:

Balance as of October 1, 2007	$24.9
Additions for prior year tax positions	3.0
Additions for current year tax positions	3.0
Reductions for prior year tax positions	—
Settlements	(0.2)
Lapses in statute of limitations	(0.2)

Balance as of June 30, 2008	$30.5

The Reader's Digest Association, Inc. and Subsidiaries

Notes to Consolidated, Combined Consolidated Combined Financial Statements (Continued)

Note 11 Income Tax (Continued)

        We consider many factors when evaluating and estimating our tax positions and tax benefits, which may require periodic adjustments and which may not accurately anticipate actual outcomes. We do not anticipate that the amount of the unrecognized benefit with respect to our uncertain tax positions will result in a material impact to the financial statements in the next twelve months. Changes that may occur include settlement of ongoing audits or final decisions in transfer pricing matters. At this time, an estimate of the range of the reasonably possible outcomes cannot be made.

        We recognize interest and, if applicable, penalties which could be assessed related to unrecognized tax benefits in income tax expense. We have accrued approximately $5.2 related to interest as of June 30, 2008.

        We, and our subsidiaries, file income tax returns in the U.S. federal jurisdiction, and many state and foreign jurisdictions. The significant foreign jurisdictions include Canada, the United Kingdom, France, Germany and Australia. With a few exceptions, we are no longer subject to U.S. federal or state and local income tax examinations for the years prior to 2003. In addition, we have subsidiaries in various foreign jurisdictions that have statutes of limitation generally ranging from 3 to 6 years.

Note 12 Debt

The Reader's Digest Association, Inc.

  2007 Credit Facility

        On March 2, 2007, we entered into a credit agreement providing for a six-year senior secured $300.0 revolving credit facility and a seven-year $1,310.0 term loan (the "2007 Credit Facility"). The 2007 Credit Facility term loan includes within the above-mentioned facilities a US$100.0 term loan tranche made available in an equivalent amount of euros to one of our German subsidiaries. At June 30, 2008, $192.5 was outstanding under the revolving credit facility and $1,312.7 under the term loan comprised of both the US and German borrowings. Financing fees of $40.4 related to the 2007 Credit Facility were deferred and are amortized over the life of the agreement.

        Borrowings under the term loan bear interest at a rate equal to an applicable margin plus, at our option, either (a) a base rate ("Base Rate") determined by reference to the higher of (1) the prime rate and (2) the federal funds rate plus 0.50% or (b) a Eurocurrency rate ("Eurocurrency Rate") determined by reference to the rate for Eurocurrency deposits for a period of one, two, three or six months or, subject to availability to the lenders, nine or twelve months, as selected by us. For Base Rate loans and Eurocurrency Rate loans, the applicable margin is 1.00% and 2.00%, respectively.

        Borrowings under the revolving credit facility bear interest at a percentage per annum equal to, at our option, either (1) the Base Rate plus 1.25% for Base Rate loans or (2) the Eurocurrency Rate plus 2.25% for Eurocurrency Rate loans. Applicable margins with respect to revolving loans will be subject to reduction by up to 0.75% based on our consolidated leverage ratio from time to time.

        We are required to pay a commitment fee for the revolving credit facility for the average daily unutilized commitments. The initial commitment fee rate is 0.375% per annum and may be reduced to 0.25% subject to our attaining certain leverage ratios.

The Reader's Digest Association, Inc. and Subsidiaries

Notes to Consolidated, Combined Consolidated Combined Financial Statements (Continued)

Note 12 Debt (Continued)

        The 2007 Credit Facility generally requires us to prepay outstanding term loans upon the occurrence of certain defined events, including net cash proceeds of any incurrence of new debt (as defined), certain assets sales or dispositions (as defined) and 50% (which percentage will be reduced if our total leverage ratio is less than certain ratios) of our annual excess cash flow (as defined).

        Beginning June 30, 2007, we are required to repay the term loan in equal quarterly installments (with any remainder expected to be due on March 2, 2014) in aggregate annual amounts equal to 1.0% of the initial aggregate principal amount. The principal amount outstanding under the revolving credit facility is due and payable in full at maturity, on March 2, 2013.

        All obligations under the 2007 Credit Facility are unconditionally guaranteed by RDA Holding Co., us and, subject to certain exceptions, each of RDA Holding Co.'s direct and indirect domestic wholly-owned subsidiaries (collectively referred to as the "Guarantors"). The loans made to our German subsidiary are also unconditionally guaranteed by its subsidiaries as well as secured by all of the stock and assets of those subsidiaries (subject to certain exceptions).

        All obligations under the 2007 Credit Facility, and the guarantees of those obligations, are generally secured by the following assets of the Guarantors: (i) 100% of our common stock and each of our direct and indirect domestic subsidiaries and 65% of the voting common stock and 100% of the non-voting common stock of our direct and indirect foreign subsidiaries and (ii) a security interest in substantially all our tangible and intangible assets. Subject to certain exceptions, all obligations of each non-U.S. borrower are unconditionally guaranteed by each restricted subsidiary of such borrower.

        The 2007 Credit Facility contains a number of covenants that, among other things, restrict, subject to certain exceptions, our ability to: (i) incur additional indebtedness or issue shares by subsidiaries, (ii) create liens on assets, (iii) engage in mergers or consolidations, (iv) sell assets, (v) pay dividends and distributions, (vi) make investments, loans or advances, (vii) repay subordinated indebtedness (including the Senior Subordinated Notes described below), (viii) make certain acquisitions, (ix) engage in certain transactions with affiliates, (x) enter into certain burdensome agreements, (xi) amend material agreements governing our subordinated indebtedness (including the Senior Subordinated Notes), (xii) change our lines of business and (xiii) make capital expenditures.

        In addition, the 2007 Credit Facility includes a financial covenant requiring us to comply with a maximum leverage ratio, as defined. The 2007 Credit Facility also contains certain defined customary affirmative covenants and events of default.

        We entered into interest rate swap agreements with a notional value totaling $750.0, involving the exchange of floating- for fixed- rate interest payments, to reduce interest rate volatility and to comply with the interest rate provisions of our 2007 Credit Facility. See Note 8, Financial Instruments, for further information.

  Senior Subordinated Notes and Indenture

        On March 2, 2007, we entered into an Indenture among us, the Guarantors (as defined therein) and The Bank of New York, as Trustee, pursuant to which we issued $600.0 unregistered 9% Senior Subordinated Notes due 2017 (the "Senior Subordinated Notes") in a private offering. Financing fees of $24.8 related to the Senior Subordinated Notes were deferred and are amortized over the life of the

The Reader's Digest Association, Inc. and Subsidiaries

Notes to Consolidated, Combined Consolidated Combined Financial Statements (Continued)

Note 12 Debt (Continued)

agreement. In June 2008, in accordance with the terms of a Registration Rights Agreement, dated as of March 2, 2007, we exchanged our unregistered notes in a registered Exchange Offer for an equal amount of registered 9% Senior Subordinated Notes due 2017 guaranteed by the Guarantors on a senior subordinated basis, with terms substantially identical in all material respects to the unregistered Senior Subordinated Notes, except that the registered Notes do not contain terms with respect to transfer restrictions or an increase in annual interest rate. The Exchange Offer commenced on June 30, 2008 and expired on July 29, 2008.

        The Senior Subordinated Notes mature on February 15, 2017. Interest on the Senior Subordinated Notes accrues at the rate of 9% per annum and is payable semi-annually in arrears on February 15 and August 15, to the holders of Senior Subordinated Notes of record on the immediately preceding February 1 and August 1. Interest on the Senior Subordinated Notes is computed on the basis of a 360-day year comprised of twelve 30-day months.

        The Senior Subordinated Notes are guaranteed on a senior subordinated basis by all of our subsidiaries that guarantee our obligations under the 2007 Credit Facility. Any domestic subsidiaries that in the future guarantee our indebtedness will also guarantee the Senior Subordinated Notes. The guarantees of the Senior Subordinated Notes will be released when the guarantees of our 2007 Credit Facility indebtedness are released.

        The guarantees of the Senior Subordinated Notes are unsecured senior subordinated obligations of our subsidiary guarantors and have the same ranking with respect to indebtedness of our subsidiary guarantors as the Senior Subordinated Notes have with respect to our indebtedness.

        We may redeem some or all of the Senior Subordinated Notes at any time prior to February 15, 2012 at a price equal to 100% of the principal amount of the Senior Subordinated Notes plus accrued and unpaid interest plus a defined "make-whole" premium. The Senior Subordinated Notes are also redeemable at our option, as defined, in whole or in part, at any time on or after February 15, 2012.

        At any time prior to February 15, 2010, we may redeem, at our option, up to 35% of the original principal amount of the Senior Subordinated Notes with the proceeds of one or more equity offerings at a redemption price of 109% of the principal amount of the Senior Subordinated Notes, together with accrued and unpaid interest, if any, to the date of redemption.

        Upon the occurrence of a change of control (as defined) of The Reader's Digest Association, Inc., holders of the Senior Subordinated Notes have the right to require us to repurchase all or a portion of the Senior Subordinated Notes at a purchase price in cash equal to 101% of the principal amount of the Senior Subordinated Notes plus accrued and unpaid interest.

        The Indenture, among other things, limits our ability and the ability of our subsidiaries to: (i) incur, assume or guarantee additional indebtedness, (ii) issue redeemable stock and preferred stock, (iii) repurchase common stock, (iv) make other restricted payments, including, without limitation, paying dividends and making investments, (v) create liens, (vi) redeem debt that is junior in right of payment to the Senior Subordinated Notes, (vii) sell or otherwise dispose of assets, including common stock of subsidiaries, (viii) enter into agreements that restrict dividends from subsidiaries or (ix) enter into mergers or consolidations.

The Reader's Digest Association, Inc. and Subsidiaries

Notes to Consolidated, Combined Consolidated Combined Financial Statements (Continued)

Note 12 Debt (Continued)

2005 Credit Agreement and Senior Unsecured Notes

        On March 2, 2007, the entire outstanding principal amount of $390.0 under our $500.0 Five-Year Revolving Credit Agreement dated April 14, 2005 and amended April 19, 2006 (the "2005 Credit Agreement") was repaid and we also repurchased $299.9 of the $300.0 aggregate outstanding principal amount of our 6 1/2% senior unsecured notes due in 2011. On March 31, 2008, we redeemed the remaining $0.1 aggregate principal amount of our outstanding 6 1/2% senior unsecured notes due in 2011 at a redemption price of 103.25% of the principal amount thereof plus accrued and unpaid interest to the redemption date.

Debt Maturities

        Total debt maturities during the next five years are as follows:

2009	$13.3
2010	13.3
2011	13.3
2012	13.3
Later years	2,064.3

Total	$2,117.5

        At June 30, 2008 and 2007, we had borrowings of $2,117.5 and $1,994.5 outstanding, respectively. At June 30, 2008 and 2007, $25.6 was classified as short-term debt on the statements of financial position. $2,091.9 and $1,981.4 were classified as long-term debt on the statements of financial position at June 30, 2008 and 2007, respectively.

  Lines of Credit

        As of June 30, 2008, international lines of credit and overdraft facilities totaled $55.1, of which $12.3 were outstanding. The interest rate on outstanding borrowings at June 30, 2008 was 5.5%. These lines of credit are subject to renewal annually. As of June 30, 2008, our $4.6 stand-by letters of credit serves as security for real estate leases entered into by WRC Media and as security for a surety bond related to sweepstakes promotions. We also have $0.8 in trade letters of credit as of June 30, 2008.

Note 13 Capital Stock

        In connection with the Acquisition Transaction, Reader's Digest Association, Inc. was authorized to issue 391,000 shares (1,000 common shares and 390,000 preferred shares). 1,000 common shares are outstanding at a par value of $1.00 per share and are owned by RDA Holding Co.

The Reader's Digest Association, Inc. and Subsidiaries

Notes to Consolidated, Combined Consolidated Combined Financial Statements (Continued)

Note 13 Capital Stock (Continued)

        Preferred stock consists of the following as of June 30, 2007:

2007
First preferred stock, par value $1.00 per share; authorized 40,000 shares; issued and outstanding 29,720 shares	$1.7
Second preferred stock, par value $1.00 per share; authorized 120,000 shares; issued and outstanding 103,720 shares	6.4
Third subordinated preferred stock, par value $1.00 per share; authorized 230,000 shares; issued and outstanding 155,022 shares	12.6

Total preferred stock	$20.7

        In connection with the Acquisition Transaction certain holders of preferred stock executed their preferred stock appraisal rights. In October 2007, we reached an agreement to redeem 26,725, 83,783 and 87,083 shares of first preferred stock, second preferred stock and third subordinated preferred stock, respectively, for $11.6. In January 2008, we reached an agreement to redeem 2,995, 19,937 and 67,939 shares of first preferred stock, second preferred stock and third subordinated preferred stock, respectively, for $5.7. Each share of preferred stock repurchased was automatically canceled; therefore, at June 30, 2008, there were no shares of preferred stock issued or outstanding.

Note 14 Commitments and Contingencies

General Litigation

        From time to time, we are involved in a variety of claims, lawsuits, investigations and proceedings that arise in the ordinary course of business. We cannot predict the ultimate outcome of these matters with certainty. Management believes that the ultimate outcome of these matters will not have a material adverse effect on our financial position or results of operations, although our results and cash flow could be significantly unfavorably affected in the reporting periods in which these matters are resolved.

Supply and Service Agreements

        We maintain several long-term agreements with vendors primarily for the purchase of paper, printing and fulfillment services. These agreements expire at various times through fiscal 2012.

        In the normal course of business, we enter into long-term arrangements with suppliers for raw materials and merchandise and with other parties whose recordings or works we use in our products. These arrangements may contain minimum purchase requirements.

The Reader's Digest Association, Inc. and Subsidiaries

Notes to Consolidated, Combined Consolidated Combined Financial Statements (Continued)

Note 14 Commitments and Contingencies (Continued)

        We enter into these agreements to facilitate an adequate supply of materials and to enable us to develop better products for sale to our customers. In addition, the Company has entered into arrangements with sourcing and procurement consultants to identify cost reduction opportunities. The terms of these arrangements provide for the compensation of the consultants both in cash and stock options based initially on agreed to expected savings, but ultimately based on realized savings. The consultant compensation related to agreed to expected savings is due in cash and has been included in operating expense, while any stock option compensation related to realized savings will be determined and recorded when the savings are realized.

        On October 17, 2007, we entered into a seven year contract with Williams Lea, a global corporate information solutions provider. Under the contract, Williams Lea delivers outsourced print procurement and marketing solutions to our operations in 29 countries across the United States and Canada, Europe, Middle East, Asia Pacific and Latin America. Williams Lea has assumed the promotional printing operations of our direct-mail business, providing us with increased leverage and purchasing power by virtue of Williams Lea's expertise and global scale.

World's Finest Chocolate, Inc

        In May 2000, QSP Inc. (QSP) entered into a long-term licensing agreement with World's Finest Chocolate, Inc (WFC) whereby QSP received the exclusive fundraising rights for WFC's products. As of June 30, 2006, QSP accrued $5.6 in anticipation of not meeting its calendar year 2006 minimum tonnage requirement of 11,300 tons and potential expiring product risk. During 2007, a substantial portion of the accrual was reversed ($4.8) and an additional $5.7 inventory cost reduction was recognized in connection with certain performance and delivery issues at WFC. Both of these amounts were recorded as a credit to product, distribution and editorial expenses.

        In May 2007, the agreement with WFC was restructured to reduce the term of the agreement from December 31, 2020 to December 31, 2009, reduce our annual minimum tonnage purchase requirements for the remaining term of the agreement, phase out the fundraising exclusivity rights previously granted to QSP (effective January 1, 2008), and eliminate certain employment restrictions. As a result of this restructuring, a charge of $(15.0) was recorded as of June 30, 2007 in other operating items, net on the combined consolidated statement of operations. Of the total charge, $8.0 was paid in 2007, and $4.0 paid during the third quarter of 2008. A final payment of $3.0 is anticipated to occur during the third quarter of 2009.

        The approximate annual minimum purchase amounts under this restructured agreement by calendar year are 9,000 tons in 2007 ($51.3), 5,310 tons in 2008 ($35.0) and 4,310 tons in 2009 ($30.0). The future amounts are estimates based on defined minimum tonnage requirements, as stipulated in the agreement and nominal price increases. As of June 30, 2008, QSP accrued $7.0 in anticipation of not meeting the aforementioned minimum tonnage requirement. Of the total, $6.6 relates to calendar year 2008 requirements. We retained the liability for payments under the World's Finest Chocolate agreement, which include the $3.0 contractual payment to be paid to World's Finest Chocolate in the third quarter of 2009, as well as certain potential contractual minimum tonnage shortfall penalty payments due to World's Finest Chocolate for calendar years 2008 and 2009, in connection with our sale of QSP on August 22, 2008. See Note 18, Subsequent Events to our Notes to the Consolidated, Combined Consolidated and Combined Financial Statements for additional information.

The Reader's Digest Association, Inc. and Subsidiaries

Notes to Consolidated, Combined Consolidated Combined Financial Statements (Continued)

Note 14 Commitments and Contingencies (Continued)

Lease Obligations

        We occupy certain facilities under lease arrangements and lease certain equipment.

        Rental expense and sublease income are as follows:

	2008	2007	2006
Rental expense	$36.5	$13.5	$6.6
Sublease income	(7.4)	(2.5)	(0.9)

Net rental expense	$29.1	$11.0	$5.7

        Future minimum rental commitments, net of sublease income, for noncancelable operating leases for the next five fiscal years and thereafter (extending to 2024) are as follows:

	Minimum Rental Payments	Minimum Sublease Income	Net
2009	$33.6	$7.3	$26.3
2010	$29.9	$4.9	$25.0
2011	$26.5	$4.5	$22.0
2012	$24.2	$3.9	$20.3
2013	$21.5	$3.5	$18.0
Later years	$74.6	$9.0	$65.6

Note 15 Segments

        Our businesses are structured into three reportable segments Reader's Digest United States (formerly Reader's Digest North America), Reader's Digest International, and School & Educational Services that our chief operating decision maker uses to assess business performance. During the second quarter of fiscal 2008, our operating segments were modified to reflect the manner in which our chief operating decision maker reviews the business primarily due to the integration of WRC media and Direct Holdings into our businesses. We have recast our reporting segment results of operations for the previous periods to conform to these reporting segment changes. WRC Media and Direct Holdings, which were formerly reported as separate operating segments, have been included within our School & Education Services and Reader's Digest International reporting segments, respectively. In addition, our Canadian operating results, which were previously reported within Reader's Digest United States (previously Reader's Digest North America) segment have been modified to be included within our International segment. In addition to the reportable segments, we separately report Corporate Unallocated expenses, which are expenses not directly attributable to business unit performance. Similarly, we separately report the effects of goodwill and intangible asset impairment charges, certain purchase accounting related fair value adjustments and other operating items, net, because our chief operating decision maker does not factor these items when assessing business unit performance. Here is a brief description of the activities included within our reportable segments.

The Reader's Digest Association, Inc. and Subsidiaries

Notes to Consolidated, Combined Consolidated Combined Financial Statements (Continued)

Note 15 Segments (Continued)

Reader's Digest United States

        This segment comprises our operations in the United States that primarily publish and market magazines, books and home entertainment products and operate websites, including RD Community (Reader's Digest magazine, Reader's Digest Large Print, and U.S. Selecciones, the Spanish-language edition of Reader's Digest, adult and children's trade book publishing, reading series (including Select Editions), RD Music, and the flagship website www.readersdigest.com.); Food & Entertaining (food magazines such as Taste of Home and related titles and Every Day with Rachael Ray, Allrecipes.com cookbooks, and cooking schools); Home & Garden (magazines including The Family Handyman, Birds & Blooms, Reminisce, and Country, home books such as Extraordinary Uses for Ordinary Things and 1,519 All-Natural All-Amazing Gardening Secrets; as well as bookazines, travel tours, and do-it-yourself and nostalgia DVDs; Health & Wellness (health books sold directly to consumers, including Food Cures, 1,801 Home Remedies, 30 Minutes a Day to a Healthy Heart and Stealth Health, in addition to related bookazines).

        These businesses have a common focus on the direct marketing aspect of new customer acquisition at a minimal cost. The performance of Reader's Digest magazine and our special interest magazines is driven primarily by circulation revenues and, secondarily, by advertising sales. Additionally, the results of our Reader's Digest United States segment are driven by the size of our active customer base, new customer acquisition programs, response rates to promotional mailings, customer payment rates and membership in our continuity series business.

Reader's Digest International

        This segment comprises our operations outside of the United States, and is located across three primary regions: Europe, Canada & Latin American and Asia Pacific. Commencing with the second quarter of 2008, we included our Canadian operating results and the operations of Direct Holdings within our International segment. The businesses in this segment publish and market magazines, books and home entertainment products in 79 countries outside of the United States.

        Direct Holdings is a global direct marketer of music, videos, and DVD's under the Time Life brand. The Time Life name and logo are registered trademarks of Time Inc. and Time Warner Inc. and are used under a license agreement with Direct Holdings. Direct Holdings markets its products primarily on television via DRTV advertising, through retail locations, via telephone, the Internet, and direct mail.

        The performance of these businesses is driven by factors similar to those in the Reader's Digest United States segment, except that overall results are less sensitive to changes in individual geographic market conditions due to the number of markets in which we operate. The results for Reader's Digest magazines and our special interest magazines in international markets are driven primarily by circulation and secondarily by advertising revenues. Additionally, the results of our Reader's Digest International segment are driven by the size of our active customer base, new customer acquisition programs, response rates to promotional mailings and television advertising, customer payment rates and membership in our continuity series business.

The Reader's Digest Association, Inc. and Subsidiaries

Notes to Consolidated, Combined Consolidated Combined Financial Statements (Continued)

Note 15 Segments (Continued)

School & Educational Services

        Our School & Educational Services segment comprises United States and Canadian operations that have unique relationships with schools, teachers and students, and provide educational resources to a variety of audiences. Commencing with the second quarter of 2008, we included the operations of WRC Media within our School and Educational Services segment. This segment primarily publishes and/or markets magazines, books, educational products and home entertainment products, through the following business units as of June 30, 2008:

  •
  QSP, Inc. and Quality Service Programs, Inc (QSP);

  •
  Books are Fun, Ltd;

  •
  Weekly Reader Publishing Group; and

  •
  CompassLearning, Inc.

        Books Are Fun, Ltd. and QSP principally sell its products through non-direct marketing channels, primarily through their sales forces. The performance of these businesses is driven by sales force personnel, product selection, the number of accounts or events, the average sales per account or event, and the number of participants in fundraising programs. On August 22, 2008, we sold QSP, Quality Service Programs, Inc. and their affiliated subsidiaries in the United States and Canada, to subsidiaries of Time Inc. for a purchase price of $110.0 , subject to certain closing balance sheet adjustments. Weekly Reader Publishing Group publishes classroom periodicals and other supplementary educational materials. Weekly Reader Publishing Group results are driven by subscriber renewal rates, new customer acquisition programs, response rates to promotional mailings and customer payment rates. CompassLearning develops and distributes research-based, technology learning solutions, including its Odyssey software package. CompassLearning results are driven by software sales, new customer acquisition programs and customer payment rates.

Intercompany Eliminations and Corporate Unallocated Expenses

        We present our segment revenues and operating (losses) profits consistent with how we manage our operations and how our chief operating decision maker reviews our results. Revenues and expenses attributable to intercompany transactions are included in the results of our reportable segments. Such amounts are eliminated (under the intercompany eliminations caption below) to reconcile our reportable segment amounts to consolidated, combined consolidated and combined amounts, as reported in the statements of operations. Accounting policies of our segments are the same as those described in Note 1, Organization and Summary of Significant Accounting Policies. In addition to intercompany revenues and expenses, we separately report Corporate Unallocated expenses, which cover expenses that are not directly attributable to business unit performance. Corporate Unallocated expenses include the cost of governance and centrally managed expenses, as well as the accounting for U.S. pension plans, postretirement healthcare costs and other costs that are not allocated to the reportable segments, such as the amortization of intangible assets.

        We evaluate performance and allocate resources based on operating income from continuing operations excluding other operating items and Corporate Unallocated expenses. Identifiable assets by segment are those assets that are used in the operations of that business. Corporate assets consist primarily of cash and cash equivalents, certain prepaid expenses, marketable securities, certain pension

The Reader's Digest Association, Inc. and Subsidiaries

Notes to Consolidated, Combined Consolidated Combined Financial Statements (Continued)

Note 15 Segments (Continued)

assets, certain fixed assets and certain other current assets. Sales are attributed to countries based on selling location. Long-lived assets are primarily: property, plant and equipment, net; goodwill and intangible assets, net; and prepaid pension benefits.

Reportable Segment Financial Information

	Years ended June 30,
	2008	2007	2006
Revenues
Reader's Digest United States	$836.0	$255.3	$4.5
Reader's Digest International	1,632.7	647.8	260.0
School & Educational Services	458.1	232.9	129.6
Intercompany eliminations	(27.9)	(4.1)	—
Purchase accounting related adjustments(1)	(112.5)	(55.5)	—

Total revenues	$2,786.4	$1,076.4	$394.1

Operating (loss)
Reader's Digest United States	$84.3	$49.7	$(0.2)
Reader's Digest International	142.8	50.7	(1.1)
School & Educational Services	(14.2)	(3.8)	2.7
Purchase accounting related adjustments(1)	(112.5)	(62.6)	—
Corporate Unallocated(3)	(412.8)	(33.3)	—
Other operating items, net(2)	(25.0)	(36.2)	(14.5)

Total operating (loss)	$(337.4)	$(35.5)	$(13.1)

Assets
Reader's Digest United States	$937.6	$1,199.7
Reader's Digest International	2,359.4	2,121.7
School & Educational Services	427.9	677.2
Corporate	241.2	400.0

Total assets	$3,966.1	$4,398.6

    (1)
    Purchase accounting related fair value adjustments primarily include the fair value reduction to unearned revenue. These charges are not included in the segment results reviewed by the chief operating decision maker. See Note 3, Acquisition and Divestitures, in our Notes to the Consolidated, Combined Consolidated and Combined Financial Statements for additional information.

    (2)
    Other operating items, net consists of contractual charges related to the strategic repositioning of our business, asset impairments and restructuring charges. Such items are not included in segment results reviewed by our chief operating decision maker. See Note 4, Other Operating Items, Net, for further information.

    (3)
    Corporate unallocated expenses include goodwill and intangible asset impairments, the cost of governance and other centrally managed expenses, as well as the accounting for U.S. pension plans, post-retirement healthcare costs, and stock and executive compensation programs which are not allocated to the operating segments. Governance and centrally managed expenses include costs such as corporate finance and general management, public relations, legal, treasury and any related information technology and facility costs utilized by these departments.

The Reader's Digest Association, Inc. and Subsidiaries

Notes to Consolidated, Combined Consolidated Combined Financial Statements (Continued)

Note 15 Segments (Continued)

	Years ended June 30,
	2008	2007	2006
Depreciation and amortization and asset impairments
Reader's Digest United States	$98.7	$9.2	$—
Reader's Digest International	39.8	13.9	4.2
School & Educational Services	249.4	11.2	10.8
Corporate	5.3	2.4	—

Total depreciation, amortization and asset impairments	$393.2	$36.7	$15.0

Capital expenditures
Reader's Digest United States	$0.7	$1.3	$—
Reader's Digest International	9.7	4.8	0.4
School & Educational Services	12.2	7.4	7.8
Corporate	3.6	0.9	—

Total capital expenditures	$26.2	$14.4	$8.2

        The following table presents our combined consolidated net revenues by product:

	Years ended June 30,
	2008	2007	2006
Revenues
Books	$1,111.7	$376.9	$42.5
Magazines—advertising	202.3	57.8	—
Magazines—subscription	755.0	173.4	46.6
Music and videos	524.4	337.6	260.1
Food and gift	179.6	63.6	—
Other	13.4	67.1	44.9

Total revenues	$2,786.4	$1,076.4	$394.1

        Information about geographic areas is as follows:

	Years ended June 30,
	2008	2007	2006
Revenues
United States	$1,304.1	$622.6	$318.3
International	1,486.6	454.0	75.8
Inter-area	(4.3)	(0.2)	—

Total revenues	$2,786.4	$1,076.4	$394.1

Long-lived assets, net
United States	$1,531.9	$2,080.1
International	1,614.5	1,425.4

Total long-lived assets, net	$3,146.4	$3,505.5

The Reader's Digest Association, Inc. and Subsidiaries

Notes to Consolidated, Combined Consolidated Combined Financial Statements (Continued)

Note 16 Related Party Transactions

        In connection with the Acquisition Transaction, on January 23, 2007, RDA Holding Co. entered into the Stockholders' Agreement which contains, among other items:

  •
  restrictions on the transfer of shares of common stock by any stockholder without Ripplewood's consent;

  •
  rights of first offer granted to Ripplewood to purchase our common stock, which any stockholder proposes to transfer, at the price and under all other material terms and conditions on which that stockholder first proposed to transfer its common stock;

  •
  preemptive rights granted to the stockholders to purchase equity securities issued by RDA Holding Co. or its affiliates in the amounts required to maintain their percentage ownership;

  •
  rights of the stockholders to participate in certain transfers of common stock by any stockholder;

  •
  rights of the stockholders to receive financial information; and

  •
  rights of Ripplewood to vote by irrevocable proxy all stockholder common stock (other than in connection with certain significant corporate actions or affiliate transactions).

        In addition, under the terms of the Stockholders' Agreement, Ripplewood sets the size of our board of directors as it deems appropriate, and is entitled to propose the appointment of all of our directors, including the Chairman of the Board and independent directors. Ripplewood has agreed that one director shall be designated by J. Rothschild Group (Guernsey) Ltd. and one director shall be designated by Golden Tree Asset Management, LP, subject to continuing stock ownership requirements. The Stockholders' Agreement requires that at least one director be "independent" for purposes of Rule 10A-3 promulgated under the Securities Exchange Act of 1934, as amended. Each party to the Stockholders' Agreement agrees to take all action necessary to effect the appointment to the board of each director appointee of Ripplewood.

  Management Services Agreement

        On January 23, 2007, in connection with the Acquisition Transaction, RDA Holding Co. also entered into a management services agreement (the "Management Services Agreement") with the Ripplewood Funds, J. Rothschild Group (Guernsey) Ltd., and Golden Tree Asset Management, LP (together, the "Service Providers"), pursuant to the Management Services Agreement, the Service Providers or their affiliates will provide us with management consultant services, which services shall include, without limitation, (1) recommending, structuring and identifying sources of capital, (2) monitoring, evaluating and making recommendations regarding potential acquisitions and (3) analyzing our operations, historical performance and future prospects, in connection with financial and strategic corporate planning. Under the Management Services Agreement, the Service Providers will receive an annual management fee of $7.5 paid quarterly in cash each January 1, April 1, July 1 and October 1, following the closing date, paid pro rata in accordance with the percentage listed for each service provider in the Management Services Agreement, and reimbursement for out-of-pocket expenses incurred by them in connection with the provision of management consulting services pursuant to the Management Services Agreement. As the services provided under the Management Services Agreement are for our benefit, the payment of these fees was pushed down to us.

        In the event that the Management Services Agreement is terminated upon the consummation of an initial public offering or any transaction involving our change in control, the Service Providers will

The Reader's Digest Association, Inc. and Subsidiaries

Notes to Consolidated, Combined Consolidated Combined Financial Statements (Continued)

Note 16 Related Party Transactions (Continued)

receive a lump sum payment equal to the present value of the annual management fees that would have been payable for the remainder of the term of the Management Services Agreement. The initial term of the Management Services Agreement is seven years, at which point it may be renewed for a further seven year term at the election of Ripplewood.

        The Management Services Agreement also provides that, to the extent that RDA Holding Co. requests services other than management services from a Service Provider, RDA Holding Co. and such Service Provider may negotiate mutually agreed upon fees and expenses to be paid by RDA Holding Co. for such other services, and such other services will be deemed to be provided under the Management Services Agreement. The Management Services Agreement will include customary exculpatory and indemnification provisions in favor of the Service Providers.

        During the fiscal year ended June 30, 2008, we incurred management fees of $7.5 from the Service Providers under the Management Services Agreement. In 2007, we expensed $2.5 of management fees.

  Direct Holdings

        Concurrent with the acquisition described in Note 3, Direct Holdings became party to an agreement with Ripplewood, whereby Ripplewood would render to Direct Holdings advisory and consulting services in relation to the affairs of Direct Holdings, including without limitation, (i) advice in designing financing structures and advice regarding relationships with Direct Holdings' lenders and bankers; (ii) advice regarding the structure and timing of public offerings of debt and equity securities of Direct Holdings; (iii) advice regarding property dispositions or acquisitions; and (iv) such other advice directly or ancillary to the above financial advisory services as may be reasonably requested by Direct Holdings. In consideration of these services, Direct Holdings agreed to pay Ripplewood a quarterly monitoring fee equal to approximately $0.2 through May 2006. In June 2006, the quarterly monitoring fee increased to $0.3 as a result of the sale of Lillian Vernon Corporation. The agreement is in effect through the first date on which Ripplewood beneficially owns less than 9.5% of the equity of Direct Holdings and, therefore, this agreement was terminated on March 2, 2007 in connection with the Direct Holdings Stock Acquisition.

        For fiscal 2007 and 2006, the total expense recorded in connection with the monitoring agreement was approximately $0.8 each year.

  Transaction Fee Agreement

        In connection with Acquisition Transaction, RDA Holding Co. entered into a transaction fee agreement with Ripplewood pursuant to which Ripplewood received an aggregate transaction fee of $25.0 in cash. This amount was pushed down to us from RDA Holding Co. resulting in the deferral of $11.3 in financing fees in connection with the 2007 Credit Agreements and Senior Subordinated Notes and $13.7 in transaction costs recorded in connection with purchase accounting.

        In addition, in connection with the Acquisition Transaction we paid $3.9 of transaction fees, primarily related to the bridge loan commitment fee, on behalf of RDA Holding Co. This payment was recorded as a reduction in additional paid in capital.

The Reader's Digest Association, Inc. and Subsidiaries

Notes to Consolidated, Combined Consolidated Combined Financial Statements (Continued)

Note 16 Related Party Transactions (Continued)

ZelnickMedia Corp. and Strauss Zelnick

        On January 1, 2004, Direct Holdings entered into a management agreement with ZelnickMedia Corp. (ZM) under which ZM provides management services to Direct Holdings. Under the management agreement (as amended and restated), Direct Holdings agreed to pay ZM an annual fee of approximately $0.5 for advisory and consulting services. Direct Holdings also pays out-of-pocket expenses of ZM in connection with the management of Direct Holdings. ZM was also eligible for an annual bonus under the management agreement, which was based on the achievement of an EBITDA target compared to budget. The bonus is earned if at least 80% of the EBITDA target was achieved, and increased in accordance with defined levels up to a cap of the lesser of 333% of the base annual management fee of $2.5, if more than 150% of the EBITDA target was achieved.

        In connection with the Direct Holdings Stock Acquisition, the management agreement (as amended and restated) was terminated and replaced with a new agreement in which ZM provides management services to Direct Holdings through December 2008 for an annual fee of $0.8. In addition, Direct Holdings paid any unpaid annual bonus due under the terms of the previous management agreement.

        The new management agreement may be terminated either immediately upon 15 or 30 days notice depending on the circumstances. If the agreement is terminated by Direct Holdings for cause or by ZM without good reason, then ZM is not entitled to any future management fees. If the agreement is terminated for any other reason, then ZM is entitled to continuing management fee and expense payments through the original term of the agreement, which is December 2008.

        For fiscal 2007 and 2006, the total amount expensed including the aforementioned bonus, was approximately $2.0 and $0.8, respectively, and is included in promotion, marketing and administrative expenses in the accompanying combined consolidated and combined statement of operations. As of June 30, 2007 and 2006 the amount accrued related to this agreement is approximately $0.9 and $0.4, respectively.

Lillian Vernon Corporation

        In March 2003, Ripplewood formed a new holding company, LVC Holdings L.L.C. and its wholly-owned merger subsidiary to acquire a publicly-traded company, Lillian Vernon Corporation. LVC Holdings L.L.C. was subsequently renamed Direct Holdings Worldwide L.L.C.

        Although both Lillian Vernon Corporation (LVC) and Direct Holdings were owned by Direct Holdings Worldwide L.L.C., each company was generally managed autonomously. However, there were certain administrative and order fulfillment operations that were shared for cost and efficiency purposes. Direct Holdings shared management fees that were paid to both Ripplewood and ZM.

        LVC charged Direct Holdings for certain order fulfillment services, information technology costs, and certain occupancy costs of LVC's Virginia Beach Distribution Center, as well as certain administrative functions, on a monthly basis at agreed-upon rates based upon the usage of such functions, on a monthly basis at agreed-upon rates based upon the usage of such functions. For Fiscal 2007 and 2006, LVC billed Direct Holdings approximately $13.5 and $10.9 respectively, for services and shared costs related to distribution and approximately $0.5, $3.7 and $8.6, respectively, for selling, general and administrative expenses.

The Reader's Digest Association, Inc. and Subsidiaries

Notes to Consolidated, Combined Consolidated Combined Financial Statements (Continued)

Note 16 Related Party Transactions (Continued)

        As part of the Amended CIT Credit Facility discussed in Note 12, Debt, LVC and Direct Holdings entered into an intercompany loan arrangement whereby LVC periodically requested advances and made repayments to fund its cash flow requirements. As of June 30, 2007 and June 30, 2006, the balance of the prepaid fulfillment services was approximately $(1.2) and $0, respectively. See Note 1, Organization and Summary of Significant Accounting Policies for further information.

        On May 26, 2006, LVC entered into a stock purchase agreement and other agreements where all of the outstanding stock was acquired by an unrelated third party. As part of the LVC sale transaction, Direct Holdings assumed certain related party liabilities of $2.4, a related party receivable of $1.3 million and incurred additional debt with CIT of approximately $10.0. In addition, the third party purchaser did not assume the prepaid fulfillment and distribution balance owed by LVC to Direct Holdings of approximately $27.5. Direct Holdings, on behalf of the Parent, incurred $1.8 in costs related to the LVC sale transaction. In addition, Direct Holdings assumed $1.2 in a note payable from LVC. The net costs from these transactions of $0.6 are presented as due from parent in the statement of stockholders' deficit.

        As part of the stock purchase agreement, certain domestic subsidiaries of Direct Holdings agreed to negotiate and to enter into a Transition Services Agreement and an Operating Agreement as provided by the summary of key terms for each agreement. The summary of the key terms of the Transition Services Agreement requires, among other things, that certain information technology, employee and benefit administration services be transferred from LVC to Direct Holdings. The summary of the key terms of the Operating Agreement, among other provisions, generally obligates Direct Holdings to continue using the LVC Virginia Beach warehouse facility for its fulfillment and distribution services for a term of four years at either the lower of current or market rates payable monthly.

        Direct Holdings did not enter into either a Transition Services Agreement or an Operating Agreement with LVC, but the parties proceeded to provide and receive services as provided in the respective summaries of key terms. Pursuant to the summary of key terms outlined in the stock purchase agreement for the Operating Agreement, in 2007, Direct Holdings exercised its right to terminate early the operating services provided by LVC. Direct Holdings notified LVC in February 2007 that it was terminating the services arrangement effective August 31, 2007. The summary of key terms required Direct Holdings to pay a termination fee of $3 million on the termination date, which was recorded in Other Operating Items, net on the combined consolidated statement of operations during 2007. During the six month termination period, Direct Holdings continued to pay LVC for certain operating costs incurred as part of providing on-going fulfillment, customer service and distribution services as well as termination related expenses through the end August 2007.

  Additional Related Party Transactions

        On July 25, 2008, we sold 100% of the outstanding common stock of Taste of Home Entertaining Inc. ("TOHE"), our home party-planning business, to Strong Oak, Inc., a corporation whose significant stockholders include Eric Schrier, our former president and Chief Executive Officer and a current member of our Board of Directors, for a $1.0 subordinated note payable in four years, plus interest, and an earn out based upon the year-four operating profits generated by the TOHE business. In the transaction, the purchaser assumed all of TOHE's assets and liabilities as of the closing date. Mr. Schrier is a director of, and has an approximately 12.5% interest in, the purchaser.

The Reader's Digest Association, Inc. and Subsidiaries

Notes to Consolidated, Combined Consolidated Combined Financial Statements (Continued)

Note 17 Guarantor and Non-Guarantor Financial Information

        The Reader's Digest Association, Inc. ("RDA"), is the issuer of the Notes. RDA's domestic subsidiaries that guarantee its senior secured credit facility (collectively, the "Guarantor Subsidiaries") jointly and severally irrevocably and unconditionally guarantee, on an unsecured senior subordinated basis, RDA's obligations under the Notes. The Guarantor Subsidiaries do not include foreign subsidiaries, domestic subsidiaries substantially all of whose assets consist of voting stock of one or more foreign subsidiaries, or non-wholly-owned subsidiaries (subject to certain limited exceptions such as in the event that such non-wholly-owned subsidiary guarantees debt issued in a capital markets transaction). Subsidiaries of RDA that are not Guarantor Subsidiaries (collectively, the "Non-Guarantor Subsidiaries") are not guarantors of the Notes.

        The following tables present condensed consolidating financial information as of June 30, 2008, and 2007 and for the years ended June 30, 2008, 2007 and 2006 for the parent guarantor, RDA, on a standalone basis; Guarantor Subsidiaries on a combined basis; Non-guarantor Subsidiaries on a combined basis; and RDA and subsidiaries on a consolidated basis. The combined consolidated financial statements as of June 30, 2007 and the year then ended includes the consolidated results of RDA only from the acquisition date of March 2, 2007. The combined financial statements as of June 30, 2006 include only the accounts of WRC Media and Direct Holdings. See Note 1, Organization and Summary of Significant Accounting Policies, for additional information.

The Reader's Digest Association, Inc. and Subsidiaries

Notes to Consolidated, Combined Consolidated Combined Financial Statements (Continued)

Note 17 Guarantor and Non-Guarantor Financial Information (Continued)

Consolidated condensed balance sheet as of June 30, 2008:

	Issuer Parent—RDA	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Total Eliminations	Consolidated
Assets
Current assets	$5.0	$409.2	$464.7	$(73.3)	$805.6

Property, plant and equipment, net	23.5	45.8	39.0	—	108.3
Goodwill	—	676.5	987.5	—	1,664.0
Other intangible assets, net	—	447.2	530.6	—	977.8
Prepaid pension assets	257.5	—	33.4	—	290.9
Investments in subsidiaries	2,392.0	5.9	—	(2,397.9)	—
Intercompany noncurrent receivables	14.1	—	125.3	(139.4)	—
Other noncurrent assets	37.9	57.6	20.1	3.9	119.5

Total assets	$2,730.0	$1,642.2	$2,200.6	$(2,606.7)	$3,966.1

Liabilities and stockholder's equity
Current liabilities	$238.2	$376.4	$423.5	$(65.9)	$972.2

Long-term debt	1,974.1	—	117.8	—	2,091.9
Unearned revenues	—	134.5	3.1	—	137.6
Accrued pension	62.8	—	21.2	—	84.0
Postretirement and Post employment benefits other than pensions	23.1	—	2.4	—	25.5
Intercompany noncurrent payables	125.3	11.7	2.4	(139.4)	—
Other noncurrent liabilities	79.5	156.9	166.8	(3.3)	399.9

Total liabilities	$2,503.0	$679.5	$737.2	$(208.6)	$3,711.1

Stockholder's equity	227.0	962.7	1,463.4	(2,398.1)	255.0

Total liabilities and
stockholder's equity	$2,730.0	$1,642.2	$2,200.6	$(2,606.7)	$3,966.1

The Reader's Digest Association, Inc. and Subsidiaries

Notes to Consolidated, Combined Consolidated and Combined Financial Statements (Continued)

Note 17 Guarantor and Non-Guarantor Financial Information (Continued)

Consolidated condensed statement of operations for the year ended June 30, 2008:

	Issuer Parent—RDA	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Total Eliminations	Consolidated
Revenues	$95.4	$1,245.7	$1,464.3	$(19.0)	$2,786.4
Product, distribution and editorial expenses	15.2	(662.4)	(595.2)	19.0	(1,223.4)
Promotion, marketing and administrative expenses	(145.7)	(644.3)	(778.2)	—	(1,568.2)
Goodwill and intangible asset impairment	—	(307.2)	—	—	(307.2)
Other operating items, net	(8.4)	(9.7)	(6.9)	—	(25.0)

Operating loss	(43.5)	(377.9)	84.0	—	(337.4)
Interest expense, including amortization of deferred financing costs	(162.0)	—	(13.8)	—	(175.8)
Other (expense) income, net	28.1	14.7	(36.1)	—	6.7
(Expense) income from investment in subsidiaries	(279.8)	0.7	—	279.1	—

Loss before (provision) benefit for income taxes	(457.2)	(362.5)	34.1	279.1	(506.5)
Income tax (provision) benefit	(44.8)	77.3	(28.0)	—	4.5

Net (loss) income	$(502.0)	$(285.2)	$6.1	$279.1	$(502.0)

Consolidated condensed statement of cash flows for the year ended June 30, 2008:

	Issuer Parent—RDA	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Total Eliminations	Consolidated
Net change in cash due to operating activities	$(76.0)	$2.3	$18.9	$—	$(54.8)
Net change in cash due to investing activities	(4.0)	(3.7)	4.8	—	(2.9)
Net change in cash due to financing activities	78.9	—	10.5	—	89.4
Effect of exchange rate changes on cash and cash equivalents	4.0	0.1	(6.6)	—	(2.5)
Cash and cash equivalents at beginning of the period	1.6	5.2	43.4	—	50.2

Cash and cash equivalents at end of the period	$4.5	$3.9	$71.0	$—	$79.4

The Reader's Digest Association, Inc. and Subsidiaries

Notes to Consolidated, Combined Consolidated and Combined Financial Statements (Continued)

Note 17 Guarantor and Non-Guarantor Financial Information (Continued)

Consolidated condensed balance sheet as of June 30, 2007:

	Issuer Parent—RDA	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Total Eliminations	Consolidated
Assets
Current assets	$46.9	$364.3	$423.5	$(44.1)	$790.6

Property, plant and equipment, net	25.9	45.4	46.4	—	117.7
Goodwill	—	1,148.3	696.0	—	1,844.3
Other intangible assets, net	—	583.4	507.3	—	1,090.7
Prepaid pension assets	304.7	—	31.8	—	336.5
Investments in subsidiaries	2,411.3	6.0	—	(2,417.3)	—
Intercompany noncurrent receivables.	296.2	—	127.1	(423.3)	—
Other noncurrent assets	84.8	92.5	41.5	—	218.8

Total assets	$3,169.8	$2,239.9	$1,873.6	$(2,884.7)	$4,398.6

Liabilities and stockholders' equity
Current liabilities	$252.0	$359.4	$350.2	$(43.8)	$917.8

Long-term debt	1,879.1	—	102.3	—	1,981.4
Unearned revenues	—	99.7	2.5	—	102.2
Accrued pension	69.6	—	43.3	—	112.9
Postretirement and post employment benefits other than pensions	58.8	—	2.3	—	61.1
Intercompany noncurrent payables	123.8	289.0	10.8	(423.6)	—
Other noncurrent liabilities	123.6	189.0	224.1	—	536.7

Total liabilities	$2,506.9	$937.1	$735.5	$(467.4)	$3,712.1

Stockholders' equity	662.9	1,302.8	1,138.1	(2,417.3)	686.5

Total liabilities and stockholders' equity	$3,169.8	$2,239.9	$1,873.6	$(2,884.7)	$4,398.6

The Reader's Digest Association, Inc. and Subsidiaries

Notes to Consolidated, Combined Consolidated and Combined Financial Statements (Continued)

Note 17 Guarantor and Non-Guarantor Financial Information (Continued)

Combined consolidated condensed statement of operations for the year ended June 30, 2007:

	Issuer Parent—RDA	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Total Eliminations	Combined Consolidated
Revenues	$35.4	$603.9	$440.1	$(3.0)	$1,076.4
Product, distribution and editorial expenses	9.4	(325.0)	(184.2)	3.0	(496.8)
Promotion, marketing and administrative expenses	(53.4)	(304.0)	(221.5)	—	(578.9)
Goodwill and intangible asset impairment	—	—	—	—	—
Other operating items, net	(4.0)	(31.7)	(0.5)	—	(36.2)

Operating loss	(12.6)	(56.8)	33.9	—	(35.5)
Interest expense, including amortization of deferred financing costs	(53.8)	(21.2)	(3.9)	—	(78.9)
Gain on recapitalization at WRC Media, Inc	—	18.5	—	—	18.5
Other (expense) income, net	28.4	1.8	(29.7)	—	0.5
(Expense) income from investment in subsidiaries	(47.8)	0.1	—	47.7	—

Loss before (provision) benefit for income taxes	(85.8)	(57.6)	0.3	47.7	(95.4)
Income tax (provision) benefit	(4.9)	12.5	(2.9)	—	4.7

Net (loss) income	$(90.7)	$(45.1)	$(2.6)	$47.7	$(90.7)

Combined consolidated condensed statement of cash flow for the year ended June 30, 2007:

	Issuer Parent—RDA	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Total Eliminations	Combined Consolidated
Net change in cash due to operating activities	$(302.9)	$174.8	$(44.6)	$(2.9)	$(175.6)
Net change in cash due to investing activities	(1.4)	(8.8)	10.3	(0.1)	—
Net change in cash due to financing activities	308.8	(164.9)	72.9	—	216.8
Effect of exchange rate changes on cash and cash equivalents	(2.9)	(0.1)	1.5	3.0	1.5
Cash and cash equivalents at beginning of the period	—	4.2	3.3	—	7.5

Cash and cash equivalents at end of the period	$1.6	$5.2	$43.4	$—	$50.2

The Reader's Digest Association, Inc. and Subsidiaries

Notes to Consolidated, Combined Consolidated and Combined Financial Statements (Continued)

Note 17 Guarantor and Non-Guarantor Financial Information (Continued)

Combined condensed statement of operations for the year ended June 30, 2006:

	Issuer Parent—RDA	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Total Eliminations	Combined Consolidated
Revenues	$—	$318.4	$75.7	$—	$394.1
Product, distribution and editorial expenses	—	(144.9)	(35.4)	—	(180.3)
Promotion, marketing and administrative expenses	—	(169.5)	(42.9)	—	(212.4)
Goodwill and intangible asset impairment	—	—	—	—	—
Other operating items, net	—	(13.6)	(0.9)	—	(14.5)

Operating loss	—	(9.6)	(3.5)	—	(13.1)
Interest expense, including amortization of deferred financing costs	—	(25.2)	—	—	(25.2)
Gain on recapitalization at WRC Media, Inc	—	38.0	—	—	38.0
Other (expense) income, net	—	(1.2)	1.0	—	(0.2)
(Expense) income from investment in subsidiaries	—	(2.8)	—	2.8	—

Loss before (provision) benefit for income taxes	—	(0.8)	(2.5)	2.8	(0.5)
Income tax (provision) benefit	—	(2.2)	(0.3)	—	(2.5)

Loss from continuing operations
Income for discontinued operations	—	(3.0)	(2.8)	2.8	(3.0)
WRC Media Inc. (including gain on sale of subsidiary of $92.2 net of taxes of $(39.2) in fiscal 2006)	—	55.1	—	—	55.1
Extraordinary gain from release of purchase contingency	—	7.3	—	—	7.3

Net (loss) income	$—	$59.4	$(2.8)	$2.8	$59.4

The Reader's Digest Association, Inc. and Subsidiaries

Notes to Consolidated, Combined Consolidated and Combined Financial Statements (Continued)

Note 17 Guarantor and Non-Guarantor Financial Information (Continued)

Combined condensed statement of cash flow for the year ended June 30, 2006:

	Issuer Parent—RDA	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Total Eliminations	Combined Consolidated
Net change in cash due to operating activities attributable to continuing operations	$—	$0.4	$(0.7)	$—	$(0.3)
Net change in cash due to investing activities attributable to continuing operations	—	(12.0)	(1.0)	—	(13.0)
Net change in cash due to financing activities attributable to continuing operations	—	(255.0)	—	—	(255.0)
Net change in cash due to Discontinued operations	—	265.9	—	—	265.9
Effect of exchange rate changes on cash and cash equivalents	—	—	0.3	—	0.3

Cash and cash equivalents at beginning of the period	—	4.9	4.7	—	9.6

Cash and cash equivalents at end of the period	$—	$4.2	$3.3	$—	$7.5

Note 18 Subsequent Events

Taste of Home Entertaining, Inc. and QSP, Inc.

        Subsequent to June 30, 2008, we entered into agreements to sell our home party-planning business Taste of Home Entertaining, Inc. ("TOHE") , and our schools and youth fundraising division consisting of QSP, Inc., Quality Service Programs, Inc., and their affiliated subsidiaries in the United States and Canada. Management had concluded that these businesses were no longer consistent with our strategic direction. The TOHE transaction closed on July 23, 2008. Consideration for such sale was a $1.0 interest bearing subordinated note payable in four years, and an earn out based upon the year-four operating profits generated by the TOHE business.

        As of June 30, 2008, assets and liabilities of the TOHE business to be sold are summarized as follows:

(In millions)
Current assets	$8.3
Property, plant and equipment	$0.9
Other noncurrent assets	$0.6
Total assets	$9.8
Current liabilities	$1.0
Total liabilities	$1.0

        TOHE had been part of our Reader's Digest United States segment.

The Reader's Digest Association, Inc. and Subsidiaries

Notes to Consolidated, Combined Consolidated and Combined Financial Statements (Continued)

Note 18 Subsequent Events (Continued)

        The QSP transaction closed on August 22, 2008 for a purchase price of $110.0, subject to certain closing balance sheet adjustments.

        As of June 30, 2008, assets and liabilities of the QSP business to be sold are summarized as follows:

(In millions)
Current assets	$27.7
Property, plant and equipment	$0.5
Other noncurrent assets	$70.9
Total assets	$99.1
Current liabilities	$15.6
Noncurrent liabilities	$0.1
Total liabilities	$15.7

        QSP had been part of our School and Educational Services segment.

SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

In millions	Revenues	Operating (Loss) Profit	Net (Loss) Income
2008:
First Quarter	$577.8	$(93.0)	$(123.0)
Second Quarter	888.4	65.6	17.3
Third Quarter	639.6	(27.1)	(53.6)
Fourth Quarter	680.6	(282.9)*	(342.7)*

	$2,786.4	$(337.4)	$(502.0)
2007:
First Quarter	$94.0	$(4.6)	$(9.5)
Second Quarter	111.5	7.4	2.0
Third Quarter	242.6	(7.5)	(17.9)
Fourth Quarter	628.3	(30.8)	(65.3)

	$1,076.4	$(35.5)	$(90.7)

        The Fiscal Year 2007 amounts represent the combined consolidated operations of Direct Holdings and WRC Media for twelve months, and the operations of RDA from the period March 2, 2007 through June 30, 2007.

*
Includes goodwill and intangible charge of $307.2 in the fourth quarter of 2008. See Note 7, Goodwill and Other Intangible Assets, Net for further information.

 SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE READER'S DIGEST ASSOCIATION, INC.
Date: September 29, 2008	By:
/s/ MARY G. BERNER Name: Mary G. Berner Title: Chief Executive Officer and Director

        Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ MARY G. BERNER Mary G. Berner	Chief Executive Officer and Director (Principal Executive Officer)	September 29, 2008
/s/ HARRIS WILLIAMS Harris Williams	Acting Chief Financial Officer and Director (Principal Financial Officer)	September 29, 2008
/s/ SUSANA D'EMIC Susana D'Emic	Vice President and Corporate Controller (Principal Accounting Officer)	September 29, 2008
/s/ TIMOTHY C. COLLINS Timothy C. Collins	Director	September 29, 2008
/s/ HARVEY GOLUB Harvey Golub	Director	September 24, 2008
/s/ ANDREW S. B. KNIGHT Andrew S. B. Knight	Director	September 29, 2008
/s/ ANDREW R. LACK Andrew R. Lack	Director	September 29, 2008
/s/ ERIC SCHRIER Eric Schrier	Director	September 24, 2008
/s/ STEVEN T. SHAPIRO Steven T. Shapiro	Director	September 29, 2008

 EXHIBIT INDEX

Exhibit Number	Description of Document
2.1	Agreement and Plan of Merger dated November 16, 2006 among The Reader's Digest Association, Inc., RDA Holding Co. and Doctor Acquisition Co. (filed as Exhibit 2.1 to the Company's Current Report on Form 8-K (File No. 1-10434) dated November 16, 2006, and incorporated by reference herein).
3.1
Certificate of Incorporation of The Reader's Digest Association, Inc., effective March 2, 2007 (filed as Exhibit 3.1 to the Company's Current Report on Form 8-K (File No. 1-10434) dated March 8, 2007, and incorporated by reference herein).
3.2
Amended and Restated By-Laws of The Reader's Digest Association, Inc., effective May 22, 2007 (filed as Exhibit 3.2 to the Company's Registration Statement on Form S-4 (Registration No. 333-149140), and incorporated by reference herein).
4.1
Indenture dated as of March 2, 2007 among The Reader's Digest Association, Inc., the Guarantors named therein and The Bank of New York, as Trustee, relating to The Reader's Digest Association, Inc.'s 9% Senior Subordinated Notes due 2017 (filed as Exhibit 4.1 to the Company's Registration Statement on Form S-4 (Registration No. 333-149140), and incorporated by reference herein).
10.1
Credit Agreement dated as of March 2, 2007, among Doctor Acquisition Co., RDA Holding Co., The Reader's Digest Association, Inc. and the Overseas Borrowers, the Lenders, the Administrative Agent, the Co-Syndication Agents and the Documentation Agent party thereto (filed as Exhibit 10.1 to the Company's Registration Statement on Form S-4 (Registration No. 333-149140), and incorporated by reference herein).
10.2*
Guarantee and Collateral Agreement dated as of March 2, 2007, among Doctor Acquisition Co., RDA Holding Co., The Reader's Digest Association, Inc. and the Guarantors identified therein and JPMorgan Chase Bank, N.A., as Administrative Agent.
10.3*
Stockholders' Agreement dated as of January 23, 2007, by and among RDA Holding Co., RDA Investors I, LLC, RDA Investors II, LLC, RDA Investors III LLC, J. Rothschild Group (Guernsey) Ltd., GoldenTree Asset Management, LP, and the other stockholders of RDA Holding Co. party thereto.
10.4*	Management Services Agreement dated as of January 23, 2007, by and among Ripplewood Holdings L.L.C., GoldenTree Asset Management, LP, J. Rothschild Group (Guernsey) Ltd. and RDA Holding Co.
10.5†
The Reader's Digest Association, Inc. Management Incentive Compensation Plan (Amendment and Restatement as of July 1, 1994) (filed as Exhibit 10.1 to the Company's Annual Report on Form 10-K for the year ended June 30, 1994 (File No. 1-10434), and incorporated by reference herein).
10.6†
Amendment No. 1 to The Reader's Digest Association, Inc. Management Incentive Compensation Plan (effective as of April 11, 1996) (filed as Exhibit 10.1.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1996 (File No. 1-10434), and incorporated by reference herein).
10.7†
The Reader's Digest Association, Inc. Deferred Compensation Plan (Amendment and Restatement as of July 8, 1994) (filed as Exhibit 10.4 to The Company's Annual Report on Form 10-K for the year ended June 30, 1994 (File No. 1-10434), and incorporated by reference herein).

Exhibit Number	Description of Document
10.8†	Excess Benefit Retirement Plan of The Reader's Digest Association, Inc. (Amendment and Restatement as of July 1, 1994) (filed as Exhibit 10.7 to the Company's Annual Report on Form 10-K for the year ended June 30, 1994 (File No. 1-10434), and incorporated by reference herein).
10.9†
The Reader's Digest 1992 Executive Retirement Plan (Amendment and Restatement as of October 10, 1996) (filed as Exhibit 10.12 to the Company's Annual Report on Form 10-K for the year ended June 30, 1997 (File No. 1-10434), and incorporated by reference herein).
10.10†
The Reader's Digest Association, Inc. Deferred Compensation Plan for Directors, amended and restated as of January 1, 2003 (filed as Exhibit 10.10 to the Company's Annual Report on Form 10-K for the year ended June 30, 2003 (File No. 1-10434), and incorporated by reference herein).
10.11†
The Reader's Digest Association, Inc. 2006 Income Continuation Plan for Senior Management (filed as Exhibit 10.41 to the Company's Annual Report on Form 10-K for the year ended June 30, 2006 (File No. 1-10434), and incorporated by reference herein).
10.12†
The Reader's Digest Association, Inc. Executive Cash Balance Plan (Amended and Restated June 30, 2006) (filed as Exhibit 10.42 to the Company's Annual Report on Form 10-K for the year ended June 30, 2003 (File No. 1-10434), and incorporated by reference herein).
10.13†
The Reader's Digest Association, Inc. Senior Management Incentive Plan (filed as Exhibit 10.27 to the Company's Annual Report on Form 10-K for the year ended June 30, 1999 (File No. 1-10434), and incorporated by reference herein).
10.14*†	RDA Holding Co. 2007 Omnibus Incentive Compensation Plan.
10.15*†	Form of Restricted Share Award Agreement under the RDA Holding Co. 2007 Omnibus Incentive Compensation Plan.
10.16*†	Form of Option Award Agreement under the RDA Holding Co. 2007 Omnibus Incentive Compensation Plan.
10.17*†	Form of the 2008-2009 and 2008-2010 Reader's Digest Association, Inc. Long-Term Incentive Plan Award.
10.18
Assurance of Voluntary Compliance or Discontinuance dated February 26, 2001, by and among the State Attorneys General and the Company (filed as Exhibit 99.2 to the Company's Current Report on Form 8-K dated March 9, 2001, and incorporated herein by reference).
10.19†
Form of Indemnification Agreement between The Reader's Digest Association, Inc. and individual directors and Named Executive Officers of The Reader's Digest Association, Inc. (filed as Exhibit 10.27 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2003 (File No. 1-10434), and incorporated by reference herein).
10.20†	FlexNet Program summary description (filed as Exhibit 10.28 to the Company's Annual Report on Form 10-K for the year ended June 30, 2003 (File No. 1-10434), and incorporated by reference herein).
10.21†
Financial counseling plan summary description (filed as Exhibit 10.29 to the Company's Annual Report on Form 10-K for the year ended June 30, 2003 (File No. 1-10434), and incorporated by reference herein).
10.22
Amended and Restated Sale Purchase Agreement between The Reader's Digest Association, Inc. and GAP III Properties LLC and Summit Development, LLC dated as of November 18, 2004, but effective as of September 10, 2004 (filed as Exhibit 10.35 to the Company's Current Report on Form 8-K dated November 18, 2004 (File No. 1-10434), and incorporated by reference herein).

Exhibit Number	Description of Document
10.23	Contribution Agreement dated as of March 2, 2007, by and between RDA Holding Co., a Delaware Company, and The Reader's Association, Inc., a Delaware corporation (filed as Exhibit 10.14 to the Company's Registration Statement on Form S-4 (Registration No. 333-149140), and incorporated by reference herein).
10.24*†	Amended and Restated Employment Agreement dated as of February 1, 2008, between the Company and Mary G. Berner.
10.25*†	Employment Letter dated March 8, 2007, between the Company and Suzanne Grimes.
10.26*†	Employment Letter dated March 6, 2007, between the Company and Eva Dillon.
10.27*†	Waiver and Non-Competition Agreement dated July 27, 2007, between the Company and Jeffrey Spar.
10.28*†	Waiver and Non-Competition Agreement dated June 26, 2007, between the Company and Lisa Cribari.
10.29†
Employment Letter dated August 7, 2007, between the Company and Jean B. Clifton (filed as Exhibit 10.16 to the Company's Registration Statement on Form S-4 (Registration No. 333-149140), and incorporated by reference herein).
10.30†
Consulting Agreement dated as of March 5, 2007, between the Company and Eric W. Schrier (filed as Exhibit 10.18 to the Company's Registration Statement on Form S-4 (Registration No. 333-149140), and incorporated by reference herein).
10.31†
Consulting Agreement dated as of March 7, 2008, by and among the Company, Platinum Strategic Partners, LLC and Jean B. Clifton (filed as Exhibit 10.19 to the Company's Registration Statement on Form S-4 (Registration No. 333-149140), and incorporated by reference herein).
10.32*	Stock Purchase Agreement dated as of August 7, 2008, among the Company, TI Circulation Holdings LLC and 1417557 Alberta ULC.
21.1*	List of Subsidiaries of The Reader's Digest Association, Inc.
31.1*	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) and Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) and Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certifications of Chief Executive Officer and Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002.

*
Filed or furnished herewith.

†
Management contract or compensatory plan or arrangement.

QuickLinks

ANNUAL REPORT FOR THE FISCAL YEAR ENDED JUNE 30, 2008
INDEX
PART I
  ITEM 1. BUSINESS
  ITEM 1A. RISK FACTORS
Risks Related to Our Indebtedness
Risks Related to Our Business
  ITEM 1B. UNRESOLVED STAFF COMMENTS
  ITEM 2. PROPERTIES
  ITEM 3. LEGAL PROCEEDINGS
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
PART II
  ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
  ITEM 6. SELECTED FINANCIAL DATA
  ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
  ITEM 8. FINANCIAL STATEMENTS
  ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
  ITEM 9A(T). CONTROLS AND PROCEDURES
  ITEM 9B. OTHER INFORMATION
PART III
  ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
  ITEM 11. EXECUTIVE COMPENSATION
SUMMARY COMPENSATION TABLE
GRANTS OF PLAN-BASED AWARDS IN FISCAL 2008
OUTSTANDING EQUITY AWARDS AT 2008 FISCAL YEAR-END
OPTION EXERCISES AND STOCK VESTED
PENSION BENEFITS
NONQUALIFIED DEFERRED COMPENSATION
Mary Berner, President and Chief Executive Officer
Jeff Spar, Chief Information Officer
Suzanne Grimes, President, Food and Entertaining
Eva Dillon, President, RD Community
Lisa Cribari, Former, Vice President, Global Human Resources
Jean Clifton, Former Senior Vice President and Chief Financial Officer
Michael Geltzeiler, Former Senior Vice President and President, School and Education Services
Director Summary Compensation
  ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
  ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
  ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
PART IV
  ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
INDEX TO CONSOLIDATED, COMBINED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
Report of Independent Registered Public Accounting Firm
Report of Independent Registered Public Accounting Firm
The Reader's Digest Association, Inc. and Subsidiaries Consolidated Statement of Operations for the Year Ended June 30, 2008 and Combined Consolidated Statement of Operations for the Year Ended June 30, 2007 and Combined Statement of Operations for the Year Ended June 30, 2006
The Reader's Digest Association, Inc. and Subsidiaries Consolidated Balance Sheets as of June 30, 2008 and June 30, 2007
The Reader's Digest Association, Inc. and Subsidiaries Consolidated Statement of Cash Flows for the Year Ended June 30, 2008 and Combined Consolidated Statement of Cash Flows for the Year Ended June 30, 2007 and Combined Statement of Cash Flows for the Year Ended June 30, 2006
The Reader's Digest Association, Inc. and Subsidiaries Consolidated Statement of Changes in Stockholder's Equity for the Year Ended June 30, 2008 and Combined Consolidated Statement of Changes in Stockholders' Equity for the Year Ended June 30, 2007 and Combined Statement of Changes in Stockholders' Equity (Deficit) for the Year Ended 2006
The Reader's Digest Association, Inc. and Subsidiaries Notes to Consolidated, Combined Consolidated and Combined Financial Statements
SIGNATURES
EXHIBIT INDEX