Form 10-Q
period 2008-09-30
READERS DIGEST ASSOCIATION INC
filed 2008-11-14
CIK 858558

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarter ended September 30, 2008	Commission file number 001-10434

THE READER’S DIGEST ASSOCIATION, INC.
(Exact name of registrant as specified in its charter)

Delaware	13-1726769
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Reader’s Digest Road, Pleasantville, New York	10570
(Address of principal executive offices)	(Zip Code)

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

Yes  ☐  No  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer  ☒    Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The number of shares of Common Stock of the registrant outstanding as of  November 11, 2008 was 1,000.

THE READER’S DIGEST ASSOCIATION, INC.

QUARTERLY REPORT
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2008

PART I
FINANCIAL INFORMATION

All references in this report to “Reader’s Digest,” “RDA,” the “Company,” “we,” “us” and “our” mean, unless the context indicates otherwise, The Reader’s Digest Association, Inc., and its subsidiaries on a consolidated basis.

DISCLOSURE REGARDING FORWARD LOOKING STATEMENTS

Portions of the information in this Quarterly Report, including, but not limited to, those set forth under “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and certain oral statements made from time to time by representatives of the Company may be considered “forward-looking statements.” Forward-looking statements can be identified by the use of forward-looking terminology, including words such as “prospects,” “outlook,” “believes,” “estimates,” “intends,” “may,” “will,” “should,” “anticipates,” “expects” or “plans,” or the negative or other variation of these or similar words, or by discussion of trends and conditions, strategy or risks and uncertainties. These forward-looking statements include all matters that are not historical facts. They relate to, without limitation, our intentions, beliefs or current expectations concerning, among other things, our results of operations, financial condition, liquidity, prospects, growth, strategies, plans, objectives and the industry in which we operate.

Forward-looking statements are inherently subject to risks, trends and uncertainties, many of which are beyond our ability to control or predict with accuracy and some of which we might not even anticipate, because they relate to events and depend on circumstances that may or may not occur in the future. We caution you that forward-looking statements are not guarantees of future performance and that our actual results of operations, financial condition and liquidity, and the development of the industry in which we operate, may differ materially from those made in or suggested by the forward-looking statements contained in this quarterly report. Although we believe that the expectations reflected in such forward-looking statements are based upon reasonable assumptions at the time made, we can give no assurance that our expectations will be achieved. In addition, even if our results of operations, financial condition and liquidity, and the development of the industry in which we operate are consistent with the forward-looking statements contained in this quarterly report, those results or developments may not be indicative of results or developments in subsequent periods. Future events and actual results, financial and otherwise, may differ materially from the results discussed in the forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements.

Important factors that may cause actual results to differ materially from forward-looking statements include, but are not limited to, the risks and uncertainties set forth in this report in “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business,” “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report for the year ended June 30, 2008.

Any forward-looking statements that we make in this quarterly report speak only as of the dates of such statements. We assume no obligation to update or supplement any forward-looking statements that may become untrue because of subsequent events, whether because of new information, future events or otherwise. Comparisons of results for current and any prior periods are not intended to express any future trends or indications of future performance, unless expressed as such, and should only be viewed as historical data.

ITEM 1.  FINANCIAL STATEMENTS

The Reader's Digest Association, Inc. and Subsidiaries
Consolidated Statements of Operations for the three-month periods ended September 30, 2008 and September 30, 2007
 (In millions)
(unaudited)

	Three-month period ended
	September 30,
	2008	2007

Revenues	$550.4	$545.5
Product, distribution and editorial expenses	(287.4)	(258.6)
Promotion, marketing and administrative expenses	(366.9)	(365.8)
Intangible asset impairment	(2.5)	---
Other operating items, net	(4.0)	(0.6)
Operating loss	(110.4)	(79.5)
Interest expense	(40.8)	(45.5)
Other income, net	1.8	2.2
Loss before benefit from income taxes and discontinued operations	(149.4)	(122.8)
Income tax benefit	15.8	13.2
Loss from continuing operations	(133.6)	(109.6)

Loss from discontinued operations, net of $3.8 and $0.2 tax benefits in fiscal 2009 and 2008, respectively	(22.9)	(13.4)

Net loss	$(156.5)	$(123.0)

  See accompanying Notes to Consolidated Financial Statements.

The Reader's Digest Association, Inc. and Subsidiaries
Consolidated Balance Sheets as of September 30, 2008
and June 30, 2008
 (In millions, except per share data)
(unaudited)

	September 30, 2008	June 30, 2008
Assets
Current assets
Cash and cash equivalents	$35.5	$79.4
Accounts receivable, net	283.7	296.1
Inventories	156.7	176.4
Prepaid and deferred promotion costs	48.0	54.5
Prepaid expenses and other current assets	174.8	162.8
Assets held for sale	---	155.0
Total current assets	698.7	924.2

Property, plant and equipment, net	98.7	106.8
Goodwill	1,537.3	1,621.2
Other intangible assets, net	888.0	904.1
Prepaid pension assets	297.5	290.9
Other noncurrent assets	116.0	118.9
Total assets	$3,636.2	$3,966.1

Liabilities and stockholder’s equity
Current liabilities
Short-term debt	$22.1	$25.6
Accounts payable	216.7	227.7
Accrued expenses	248.4	281.7
Income taxes payable	22.5	27.9
Unearned revenues	410.7	378.0
Other current liabilities	10.6	10.9
Liabilities held for sale	---	28.7
Total current liabilities	931.0	980.5

Long-term debt	2,057.0	2,091.9
Unearned revenues	154.9	137.6
Accrued pension	79.6	84.0
Post-retirement and post-employment benefits other than pensions	23.8	25.5
Other noncurrent liabilities	373.2	391.6
Total liabilities	$3,619.5	$3,711.1

Common stock (par value $1.00 per share, authorized and issued 1,000 shares at September 30, 2008 and June 30, 2008)
Paid-in capital	1,009.3	1,008.8
Accumulated deficit	(1,063.7)	(907.2)
Accumulated other comprehensive gain	71.1	153.4
Total stockholder’s equity	16.7	255.0
Total liabilities and stockholder’s equity	$3,636.2	$3,966.1

See accompanying Notes to Consolidated Financial Statements.

The Reader's Digest Association, Inc. and Subsidiaries
Consolidated Statements of Cash Flows for the three-month periods ended
September 30, 2008 and September 30, 2007
 (In millions)
(unaudited)

	Three-month period ended
	September 30,
	2008	2007

Cash flows from operating activities
Net loss from continuing operations	$(133.6)	$(109.6)
Depreciation and amortization	18.4	21.4
Impairment of intangibles	2.5	---
Amortization of debt issuance costs	2.1	2.1
Net gain on sale of certain assets	---	(0.4)
Stock-based compensation	0.6	---
Changes in assets and liabilities, net of effects of Dispositions
Accounts receivable, net	(6.5)	(18.1)
Inventories	13.3	(24.7)
Prepaid and deferred promotion costs	2.1	1.5
Other assets	(9.4)	(4.4)
Unearned revenues	64.8	97.0
Income and deferred taxes, net	(29.5)	(32.7)
Accounts payable and accrued expenses	(23.9)	(14.3)
Other liabilities	(1.6)	(10.6)

Net change in cash due to continuing operating activities	(100.7)	(92.8)
Net change in cash due to discontinued operating activities	(22.9)	(32.7)
Net change in cash due to operating activities	(123.6)	(125.5)

Cash flows from investing activities
Proceeds from sales of certain businesses, net	108.1	10.2
Capital expenditures	(2.3)	(4.8)
Net change in cash due to continuing investing activities	105.8	5.4

The Reader's Digest Association, Inc. and Subsidiaries
Consolidated Statements of Cash Flows for the three-month periods ended
September 30, 2008 and September 30, 2007
 (In millions)
(unaudited)

	Three-month period ended
	September 30,
	2008	2007

Cash flows from financing activities
Proceeds from borrowings, net	41.5	136.4
Debt payments	(65.2)	---
Short-term borrowings, net	(2.0)	---
Other, net	---	0.1
Total change in cash due to financing activities	(25.7)	136.5
Effect of exchange rate changes on cash	(0.4)	2.4
Net change in cash and cash equivalents	(43.9)	18.8
Cash and cash equivalents at beginning of period	79.4	50.2
Cash and cash equivalents at end of period	$35.5	$69.0

See accompanying Notes to Consolidated Financial Statements.

The Reader's Digest Association, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in millions, except per share data)
(unaudited)

References in Notes to Consolidated Financial Statements to “we,” “us” and "our” are to The Reader’s Digest Association Inc., All references to 2008 and 2007, unless otherwise indicated, are to fiscal 2009 and fiscal 2008, respectively.  Our fiscal year is the period from July 1 through June 30.  Dollars are presented in millions, except for share and per share data.

(1)           Basis of Presentation and Use of Estimates

Description of Our Business

We are a global multi-brand media and marketing company that educates, entertains and connects audiences around the world.  We are dedicated to providing our customers with the inspiration, ideas and tools that simplify and enrich their lives.  With offices in 45 countries and serving customers in 79 countries, we market books, magazines, educational products, recorded music collections and home video products to a customer database of more than 130 million names worldwide.  We sell our products worldwide through direct marketing and direct sales channels.  Our best known trademark is our flagship brand, Reader’s Digest.  Our business is organized and reports across three primary business segments: Reader’s Digest United States, Reader’s Digest International, and School & Educational Services. For further commentary regarding these segments, see Management’s Discussion and Analysis and Note 5, Revenues and Operating (Loss) Profit by Reportable Segment.

During the first quarter of fiscal 2009, we sold our home party planning business Taste of Home Entertaining, Inc. (“TOHE”) and our schools and youth fundraising division consisting of QSP, Inc., Quality Service Programs, Inc., and their affiliated subsidiaries in the United States and Canada (“QSP”).  Management had concluded that these businesses were no longer consistent with our strategic direction.  The TOHE transaction closed on July 23, 2008.  Consideration for such sale was a $1.0 subordinated note payable in four years, plus interest and an earnout based upon the year-four operating profits generated by the TOHE business. The QSP transaction closed on August 22, 2008, for a purchase price of $110.0, subject to certain closing balance sheet adjustments.  Such operations have been included in Discontinued Operations in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets.  See Note 14, Discontinued Operations for more information.

Subsequent to September 30, 2008, we entered into an agreement to sell certain assets of Books Are Fun, Ltd. ("BAF"), RDA’s display-marketing division.  The transaction includes the sale of intellectual property and product inventory.  Under the terms of the agreement, consideration for such sale is $17.5 payable over three years, subject to potential adjustment based on inventory levels at closing.

Basis of Presentation and Use of Estimates

The accompanying consolidated financial statements as of September 30, 2008 and 2007 and for the three-month periods then ended includes the accounts of The Reader’s Digest Association, Inc. and its majority-owned subsidiaries including the predecessor entities WRC Media Inc. (“WRC Media”) and Direct Holdings U.S. Corp. (“Direct Holdings”).

We and our majority owned subsidiaries are owned by RDA Holding Co., an entity controlled by Ripplewood Holdings L.L.C. (“Ripplewood”).  The accompanying consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in our Annual Report for the fiscal year ended June 30, 2008.

On January 23, 2007, RDA Holding Co. (a Ripplewood controlled entity), WRC Acquisition Co. (a subsidiary of RDA Holding Co.) and WRC Media entered into a merger agreement that provided for WRC Acquisition Co. to merge with and into WRC Media, with WRC Media being the surviving corporation (the “WRC Media Merger”).  An investment fund affiliated with Ripplewood acquired its original interest in WRC Media in 1999 and had at the time of the WRC Media Merger approximately a 46% economic interest and a majority voting interest in WRC Media.  The merger consideration of $100.7 paid to WRC Media’s existing stockholders to acquire all the common stock of WRC Media at the closing of the WRC Merger on March 2, 2007 included a combination of RDA Holding Co. common stock ($80.6), RDA Holding Co. junior pay-in-kind preferred stock ($20.0) and cash ($0.1).

On January 23, 2007, RDA Holding Co. entered into a stock acquisition agreement to acquire all the common stock of Direct Holdings in exchange for shares of common stock of RDA Holding Co. and net cash totaling $56.7 (the “Direct Holdings Stock Acquisition”).  An investment fund affiliated with Ripplewood acquired its original interest in Direct Holdings in December 2003 and had at the time of the Direct Holdings Stock Acquisition approximately an 84% voting and economic interest in Direct Holdings.  The net consideration of $56.7 paid at the closing of the Direct Holdings Stock Acquisition on March 2, 2007 included a combination of RDA Holding Co. common stock ($50.1) and net cash ($6.6). Under the terms of the stock acquisition agreement, a purchase price adjustment was required to be made in January 2008, which resulted in the issuance of additional RDA Holding Co. common stock ($0.7) and payment of cash ($0.1) to the shareholders of Direct Holdings.

On March 2, 2007, RDA Holding Co. acquired The Reader’s Digest Association, Inc. pursuant to a Merger Agreement dated November 16, 2006 among The Reader’s Digest Association, Inc., RDA Holding Co. and Doctor Acquisition Co. (a wholly owned subsidiary of RDA Holding Co.) (the “RDA Merger Agreement”).  Pursuant to the RDA Merger Agreement, Doctor Acquisition Co. was merged with and into The Reader’s Digest Association, Inc., with The Reader’s Digest Association, Inc. being the surviving corporation (the “Acquisition Transaction”).  In the Acquisition Transaction, each outstanding share of common stock of The Reader’s Digest Association, Inc. (except those held in treasury) was converted into the right to receive $17.00 in cash and each outstanding share of Doctor Acquisition Co. was converted into one share of common stock of The Reader’s Digest Association, Inc., as the surviving corporation.  Prior to the Acquisition Transaction, The Reader’s Digest Association, Inc. was a publicly traded company listed on the New York Stock Exchange.  Upon the closing of the Acquisition Transaction, RDA Holding Co. became the owner of all the issued and outstanding common stock of The Reader’s Digest Association, Inc., as the surviving corporation of the Acquisition Transaction. Concurrently with the closing of The Reader’s Digest Association, Inc. acquisition on March 2, 2007, RDA Holding Co. contributed all of the outstanding shares of WRC Media and Direct Holdings to The Reader’s Digest Association, Inc.

Prior to the acquisition of The Reader’s Digest Association, Inc., investment funds affiliated with Ripplewood controlled a majority of the voting rights in both WRC Media and Direct Holdings.  WRC Media is treated as the predecessor company since Ripplewood acquired its controlling ownership position in WRC Media in 1999, prior to its ownership position in Direct Holdings and The Reader’s Digest Association, Inc. The combination of WRC Media and Direct Holdings for the periods prior to March 2, 2007 was accounted for using the accounting method prescribed in SFAS No. 141, Business Combinations, for a combination of entities under common control.

The acquisition of The Reader’s Digest Association, Inc. by RDA Holding Co. was accounted for using the purchase method of accounting prescribed in SFAS No. 141. Accordingly, the consolidated results of The Reader’s Digest Association, Inc. are included in the consolidated financial statements from the acquisition date on March 2, 2007 and include the pushdown of purchase consideration from RDA Holding Co.

All significant intercompany accounts and transactions have been eliminated in fiscal 2009 and 2008 consolidations.  These statements, in the opinion of management, have been prepared in conformity with U.S. generally accepted accounting principles, applying certain assumptions and estimates, including all adjustments considered necessary to present such information fairly.  During the first quarter of fiscal 2009, an inventory write-down in the amount of ($35) was recorded for Books are Fun due to strategic decisions made by senior management regarding the business unit and a severe downturn in economic conditions.  All other adjustments are of a normal recurring nature.  Although these estimates are based on management’s knowledge of current events and actions that we may undertake in the future, actual results may ultimately differ from those estimates.  Operating results for any interim period are not necessarily indicative of the results for an entire year due to the seasonality of our business among other things.

We report on a fiscal year that begins July 1.  The three-month periods ended September 30, 2008 and 2007 are the first fiscal quarters of 2009 and 2008, respectively.

Recent Accounting Standards

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (“SFAS No. 141(R)”).  SFAS No. 141(R) clarifies the accounting for business combinations and provides additional guidance on disclosure requirements.  SFAS 141(R) will require the recognition of 100% of the fair values of assets acquired, liabilities assumed and non-controlling interests in acquisitions of less than 100% controlling interest when the acquisition constitutes a change in control in the acquired entity, all acquisition-related transaction costs will be expensed as incurred and will require the expensing of acquisition-relating restructuring costs as incurred unless the criteria in SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities are met, as of the acquisition date.  SFAS No. 141(R) is effective for business combination transactions for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  We are currently evaluating the provisions of SFAS No. 141(R) and plan on adopting this new standard, as required, beginning July 1, 2009.  The impact of this standard will be dependent on the level of our acquisitions in the future.

In March 2008, FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133 (“SFAS No. 161”). SFAS No. 161 requires enhanced disclosures concerning (1) the manner in which an entity uses derivatives (and the reasons it uses them), (2) the manner in which derivatives and related hedged items are accounted for under SFAS No. 133 and interpretations thereof, and (3) the effects that derivatives and related hedged items have on an entity’s financial position, financial performance, and cash flows. The standard is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008.  We are currently evaluating the potential impact of adopting SFAS No. 161.

(2)           Equity-Based Compensation

In July 2007, upon the recommendation of the Compensation Committee of our Board of Directors, the Board of Directors of RDA Holding Co. (the “Holding Co. Board”) approved the RDA Holding Co. 2007 Omnibus Incentive Compensation Plan (the “2007 Plan”).  All of our prior existing employee incentive compensation plans were terminated upon the completion of the Acquisition Transaction.  Under the 2007 Plan, the Holding Co. Board may grant to eligible directors, employees and consultants stock options, stock appreciation rights, restricted stock awards (“RSAs”), restricted stock units (“RSUs”), and other equity-based or equity related awards in RDA Holding Co. that the Holding Co. Board determines, in consultation with the Compensation Committee of our Board of Directors, are consistent with the purpose of the 2007 Plan and our best interests.  The Holding Co. Board may grant up to a maximum of 4,988,047 shares under the 2007 Plan, net of forfeitures and expirations.  During the first quarter of fiscal 2009, the Board of Directors amended the 2007 Plan to increase the number of shares available for grant by 491,000, to 5,479,047, net of forfeitures and expirations.

During the three-month period ended September 30, 2008, the Holding Co. Board granted approximately 0.5 million stock options, 0.02 million shares of restricted stock and 0.02 million shares of restricted stock units to certain directors, employees and consultants of our company. In general, granted stock options vest over four years, have 10-year contractual terms and are exercisable upon the occurrence of certain liquidity events, as defined in the 2007 Plan.  Stock options were granted with an exercise price of $10.00 that was deemed equal to the estimated market value of RDA Holding Co.’s common stock at the date of grant.  In general, 50% of granted RSAs and RSUs become vested upon the occurrence of a liquidity event, as defined, and the other 50% upon the first anniversary of the occurrence of a liquidity event.

The fair value of each stock option award is estimated on the date of grant using the Black-Scholes option valuation model that uses the assumptions noted in the following table.  As there is no public market for RDA Holding Co.’s stock, the expected volatility was based on the average volatility of historical closing stock prices of comparable guideline companies over the expected term of the option. The risk-free interest rate for the periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. The expected term of options granted is based upon management’s estimate for the period of time for which options are expected to be outstanding. We have no historical stock option exercise experience and have estimated the expected term of options using the vesting period of options, the expected period to consummate a liquidity event and the mid-point between the vesting date and the end of the contractual term.

Assumptions	Fiscal Year 2009
Expected volatility	32.38%- 41.97%
Expected term (years)	4-6
Risk-free interest rate	2.68% - 5.05%
Expected dividend yield	0%

A summary of stock option activity under the 2007 Plan as of September 30, 2008 is as follows:

Options	Shares (000’s)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term
Outstanding at June 30, 2008	2,991	$10.00	9.2 years
Granted	509	10.00
Forfeited or expired	(74)	10.00
Outstanding at September 30, 2008	3,426	$10.00	7.7 years
Vested or expected to vest at September 30, 2008	3,426	$10.00	7.7 years
Exercisable at September 30, 2008	1,473	$10.00	9.0 years

The weighted-average fair value of options granted during the three-month period ended September 30, 2008 was $4.31. No options were exercised during the three-month period ended September 30, 2008.

A summary of RSAs and RSUs activity under the 2007 Plan as of September 30, 2008 is as follows:

	RSAs		RSUs
	Shares (000’s)	Weighted Average Grant-Date Fair Value	Shares (000’s)	Weighted Average Grant-Date Fair Value
Nonvested at June 30, 2008	1,008	$10.00	230	$10.00
Granted	21	10.00	15	10.00
Vested	---	---	---	10.00
Forfeited	(95)	10.00	(7)	10.00
Nonvested at September 30, 2008	934	$10.00	238	$10.00

Stock based compensation expense is pushed down to us from RDA Holding Co.  For the three-month period ended September 30, 2008, stock based compensation expense of $0.6 and the related income tax benefit of $0.2, were recognized for stock options and RSUs that are not subject to the liquidity event provisions of the 2007 Plan. Total unrecognized compensation expense related to stock awards without a liquidity event provision, as defined, was $3.2, which will be recognized over a weighted average period of 2.25 years on a straight-line basis over the requisite service period for each separately vesting portion of the stock option award.

As of September 30, 2008, it was determined that it was not probable that the liquidity event, as defined, will be satisfied. As of September 30, 2008, total stock options, RSAs and RSUs outstanding with these liquidity provisions was 1.4 million, 0.9 million and 0.2 million, respectively. As a result, no compensation expense was recognized during the three-month period ended September, 2008 for stock options, RSAs and RSUs with liquidity event provisions.  Total unrecognized compensation expense related to these stock options, RSAs and RSUs was $6.7, $9.3 and $2.4, respectively.

(3)           Acquisition of The Reader’s Digest Association, Inc.

On March 2, 2007, RDA Holding Co. acquired 100% of the outstanding common stock of The Reader’s Digest Association, Inc. for $1,517.1, net of cash acquired of $119.6, plus capitalized transaction costs of $36.0. In connection with the Acquisition Transaction, certain holders of preferred stock executed their preferred stock appraisal rights.  In October 2007, we reached an agreement to redeem 26,725, 83,783 and 87,083 shares of preferred stock, second preferred stock and third subordinated preferred stock, respectively, for an aggregate of approximately $11.6.

(4)           Goodwill

The changes in the carrying amount of goodwill for the three-month period ended September 30, 2008 are as follows:

Balance at June 30, 2008	$1,621.2
Currency translation adjustment	(78.0)
Adjustments to the fair value of assets acquired and liabilities assumed at March 2, 2007	(5.9)
Balance at September 30, 2008	$1,537.3

The adjustments to the fair values of assets acquired and liabilities assumed in connection with the Acquisition Transaction on March 2, 2007, made subsequently to June 30, 2008, primarily consist of changes in estimates related to restructuring and other liabilities.

(5)           Revenues and Operating (Loss) Profit by Reportable Segment

The accounting policies of our segments are the same as those described in Note 15, Segments, in the consolidated financial statements included in our Annual Report for the fiscal year ended June 30, 2008.  See “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Our Reportable Segments” in this Quarterly Report for additional information on our segment reporting.

Reportable segments are based on our method of internal reporting.  We present our segments’ revenues as if the intercompany transactions were with third parties.  Revenues and expenses attributable to intercompany transactions are eliminated to reconcile our reportable segment amounts to consolidated amounts, as reported in our consolidated statements of operations.

During fiscal 2009, we sold our home party-planning business TOHE, and our schools and youth fundraising division consisting of QSP, Inc., Quality Service Programs, Inc., and their affiliated subsidiaries in the United States and Canada.  TOHE was part of the Reader’s Digest United States reporting segment, and QSP was part of the School & Educational Services reporting segment.  As a result, these entities have been removed from the September 30, 2008 and September 30, 2007 results and are now presented in Discontinued Operations.  See Note 14, Discontinued Operations for more information.

	Three-month period ended September 30,
	2008	2007
Revenues
Reader’s Digest United States	$172.9	$192.3
Reader’s Digest International	352.6	353.0
School & Educational Services	36.0	51.3
Intercompany eliminations	(3.7)	(7.6)
Purchase accounting related adjustment (1)	(7.4)	(43.5)
Total revenues	$550.4	$545.5

Operating (loss) profit
Reader’s Digest United States	$(4.4)	$2.4
Reader’s Digest International	(25.2)	(7.5)
School & Educational Services(2)	(50.7)	(9.3)
Corporate Unallocated(3)	(18.7)	(21.0)
Other operating items, net(4)	(4.0)	(0.6)
Purchase accounting related adjustment (1)	(7.4)	(43.5)
Operating loss	$(110.4)	$(79.5)
Intercompany eliminations
Reader’s Digest United States	$(2.6)	$(6.3)
Reader’s Digest International	(1.1)	(1.2)
School & Educational Services	---	(0.1)
Total Intercompany eliminations	$(3.7)	$(7.6)

(1)	Purchase accounting related fair value adjustments to reduce unearned revenues. This charge was not included in the segment results reviewed by the chief operating decision maker.

(2)
During the first quarter of fiscal 2009, an inventory write-down in the amount of ($35) was recorded for Books are Fun due to strategic decisions made by senior management regarding the business unit and a severe downturn in economic conditions.

(3)
Corporate Unallocated includes intangible asset impairment, expenses for the cost of governance and centrally managed expenses, as well as the accounting for U.S. pension plans, postretirement healthcare costs, and other costs that are not allocated to the reportable segments, such as the amortization of intangible assets.  Governance and centrally managed expenses include costs for departments such as corporate finance, general corporate management, legal, public relations and treasury and for related information technology and facility costs incurred by these departments.

(4)
Other operating items, net, include restructuring, contractual charges and a gain on sales of certain non-strategic assets and, therefore, are not included in segment results reviewed by our chief operating decision maker.

(6)           Comprehensive Loss

Accumulated other comprehensive gain as reported in our balance sheets represents deferred pension liabilities and other retirement benefits, foreign currency translation adjustments and the unrealized loss on our derivatives.  The components of comprehensive loss, net of related tax, for the three-month periods ended September 30, 2008 and 2007 were as follows:

	Three-month period ended
	September 30,
	2008	2007
Net loss	$(156.5)	$(123.0)
Change in:
Foreign currency translation adjustments	(74.2)	(1.7)
Unrealized loss on derivatives, net of deferred tax benefits of $0.6 and $6.0, respectively	(1.1)	(9.9)
Deferred pension liabilities and other retirement benefits, net of deferred taxes of ($4.2)	(7.0)	---
Total comprehensive loss	$(238.8)	$(134.6)

(7)           Other Operating Items, Net

Items included in Other Operating Items, net for the three-month period ended September 30, 2008 and 2007, principally consist of: 1) restructuring charges, representing the streamlining of our organizational structure and 2) contractual charges related to the strategic repositioning of our businesses.

The table below reflects changes for the three-month period ended September 30, 2008 to our restructuring accruals.

	Severance	Contract Obligations	Total
Balance at June 30, 2008	$12.5	$6.8	$19.3
Accruals	1.7	---	1.7
Spending	(4.2)	(0.2)	(4.4)
Other	(3.1)	---	(3.1)
Balance at September 30, 2008	$6.9	$6.6	$13.5

During the first quarter of Fiscal 2009, we recorded new charges of $1.7 principally related to severance costs for restructuring actions at Books are Fun.  Other principally relates to changes in estimates for previously established restructuring reserves at the date of the acquisition.

(8)           Inventories

	September 30, 2008	June 30, 2008

Raw materials	$15.4	$11.2
Work-in-progress	5.7	4.9
Finished goods	135.6	160.3
Total inventories	$156.7	$176.4

At September 30, 2008, the Company recorded an inventory write-down for Books are Fun totaling $35.4 due to strategic decisions made by senior management regarding the business unit and a severe downturn in economic conditions.

(9)           Debt

2007 Credit Agreement and Senior Subordinated Notes

As described in Note 12, Debt, to the consolidated financial statements included in our Annual Report for the fiscal year ended June 30, 2008, our borrowings include proceeds under our six-year senior secured $300.0 revolving credit facility and a seven-year $1,310.0 term loan (collectively, the “2007 Credit Agreement”) and $600.0 in 9% Senior Subordinated Notes due 2017.

At September 30, 2008 and 2007, $173.2 and $225.0, respectively was outstanding under the revolving credit facility; $1,191.9 and $1,204.0, respectively was outstanding under the term loan in the United States; $105.1 and $107.5, respectively, was outstanding under the term loan made available to one of our German subsidiaries; and $600.0 was outstanding under the Senior Subordinated Notes. Interest expense for the three-month periods ended September 30, 2008 and 2007 was $40.8 and $45.5, respectively, including the amortization of deferred financing fees of $2.1 for each period.  The weighted average interest rate on our borrowings for the three-month periods ended September 30, 2008 and 2007 was 6.8% and 7.7%, respectively.

Derivative Instruments

As described in Note 8, Financial Instruments, to the consolidated financial statements included in our Annual Report for the fiscal year ended June 30, 2008, on April 19, 2007, we entered into interest rate swap agreements with a notional value totaling $750.0, involving the exchange of floating for fixed-rate interest payments, to reduce interest rate volatility and to comply with the interest rate hedging provisions of our 2007 Credit Agreement.  The transactions included $450.0 of 3-year interest rate swaps and $300.0 of 5-year interest rate swaps.  In each case, we will receive floating-rate interest payments that offset the LIBOR component of the interest due on some of our floating-rate debt and make fixed-rate interest payments over the life of the respective interest rate swaps.  The fixed interest rate under the 3-year swaps is 4.89% and the fixed interest rate under the 5-year swaps is 4.94%.

Additionally, we evaluate whether the creditworthiness of each swap counterparty is such that default on its obligations under the swap is not probable.  We also assess whether the LIBOR-based interest payments are probable of being paid under the loans at the inception and, on an ongoing basis (no less than once each quarter), during the life of each hedging relationship.

During the three-month period ended September 30, 2008, the fair market value of our interest rate swaps decreased, resulting in a loss of $1.1, net of deferred tax benefit of $0.6.  This change is reported in accumulated other comprehensive gain, which is included in stockholder’s equity on the September 30, 2008 balance sheet.

Lines of Credit and Overdraft Facilities

As of September 30, 2008 and 2007, international lines of credit and overdraft facilities totaled $50.1 and $43.6, respectively of which $8.9 and $0.0 were outstanding.  The interest rate on outstanding borrowings at September 30, 2008 ranged from 4.0% to 6.0%. These lines of credit are subject to renewal annually. As of September 30, 2008 and 2007, there were $4.6 and $2.8, respectively stand-by letters of credit serving as security for real estate leases entered into by WRC Media and as security for a surety bond related to sweepstakes promotions.  As of September 30, 2008 and 2007, there were trade letters of credit of $0.0 and $1.8, respectively.

(10)         Pension Information

We sponsor various pension and postretirement benefit plans, including those for employees in the United States, international employees and supplemental plans for executives.

In fiscal year 2008, our other postretirement benefit plan was changed to cap the company subsidy for plan participants retiring after 1985. The subsidy will be eliminated after 10 years for pre-Medicare coverage, and after 5 years for post-Medicare coverage. The company may continue to offer benefits after this period, but all costs would be paid by the retirees.  In addition, effective July 1, 2008, the U.S. qualified and excess pension plans were harmonized for all participants who benefit under the plans.

The table below details the components of our net periodic pension benefit.

	Three-month period ended September 30, 2008	Three-month period ended September 30, 2007
Service cost	$2.7	$4.1
Interest cost	12.5	12.4
Expected return on plan assets	(20.7)	(20.8)
Amortization of prior service credit	(0.1)	---
Recognized actuarial gain	(0.6)	(0.1)
Curtailments	---	(1.1)
Net periodic pension benefit	$(6.2)	$(5.5)

For the three-month period ended September 30, 2008 and September 30, 2007 approximately $1.8 and $2.1, respectively, was contributed to our international pension plans.  Because our retirement plan in the United States is over-funded, we did not make any contributions during the three-month period ended September 30, 2008.  The U.S. supplemental retirement plans are not qualified under the Internal Revenue Code because they are available only to certain executives.  We pay the benefits under these unfunded plans as the obligations are incurred, and paid $2.3 and $3.6 during the three-month period ended September 30, 2008 and September 30, 2007, respectively.

We also sponsor certain postretirement benefit plans in the U.S. and Canada.  The table below details the components of our net periodic postretirement cost.

	Three-month period ended September 30, 2008		Three-month period ended September 30, 2007
Service cost	$	---	$0.2
Interest cost		0.4	0.9
Amortization of prior service credit		(0.4)	---
Recognized actuarial gain		(0.4)	---
Net periodic postretirement cost		$(0.4)	$1.1

(11)         Income Taxes

During the three-month periods ended September 30, 2008 and 2007, we recorded an income tax benefit of $15.8 and $13.2, respectively.  The increase in the tax benefit from September 2007 to September 2008 primarily relates to the utilization of current year losses against taxable income from discontinued operations.  These benefits were partially offset by the tax effect of reversing temporary basis differences.  A discrete income tax benefit of $2.1 was recorded during the quarter ended September 30, 2008 principally related to a change in an opening deferred tax balance of a foreign subsidiary and the impairment of an intangible asset that had a deferred tax liability associated with it.

The deferred tax assets related to the net operating losses, alternative minimum tax credits and foreign tax credits of our domestic companies and certain net operating losses of our foreign companies have been fully offset with valuation allowances as we have determined it is more likely than not that the benefit of these assets will not be realized.  On an ongoing basis, we reassess the need for such valuation allowances based on recent operating results, its assessment of the likelihood of future taxable income and developments in the relevant tax jurisdictions.

In July 2006, the Financial Accounting Standards Board issued FASB Interpretation No. 48 (“Fin 48”), Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement 109.  Among other things, FIN 48 provides guidance to address uncertainty in tax positions and clarifies the accounting for income taxes by prescribing a minimum recognition threshold which income tax positions must achieve before being recognized in the financial statements.  We adopted FIN 48 on October 1, 2007, and were not required to record a change to retained earnings due to the adoption. The amount of unrecognized tax benefits, including interest, from uncertain tax positions at September 30, 2008 is $42.1 including $15.8 of unrecognized tax benefits, that, if recognized, would affect the effective tax rate and $26.3 of tax positions arising from business combinations that, if recognized, would be recorded as an adjustment to goodwill and would not impact the effective tax rate. We recognize interest and, if applicable, penalties which could be assessed related to unrecognized tax benefits in income tax expense.

We have been notified by the Internal Revenue Service that they will examine the federal tax returns for fiscal years ended June 30, 2006 and March 2, 2007.  We continue to have routine ongoing income tax audits in various other jurisdictions.

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

(12)           Service Agreement

On October 17, 2007, we entered into a seven year contract with Williams Lea, a global corporate information solutions provider.  Under the contract, Williams Lea delivers outsourced print procurement and marketing solutions to our operations in the United States, Canada, Europe, Middle East, Asia Pacific and Latin America.  Williams Lea has assumed the promotional printing operations of our direct-mail business, providing us with increased leverage and purchasing power by virtue of Williams Lea's expertise and global scale. The contract with Williams Lea is expected to reduce our print procurement cash expenditures by an aggregate of approximately $130.0 over the first three years.

(13)           Guarantor and Non-Guarantor Financial Information

The Reader’s Digest Association, Inc. (“RDA”) is the issuer of the Notes.  Our domestic subsidiaries that guarantee our senior secured credit facility (collectively, the “Guarantor Subsidiaries”) jointly and severally irrevocably and unconditionally guarantee, on an unsecured senior subordinated basis, our obligations under the Notes.  The Guarantor Subsidiaries do not include foreign subsidiaries, domestic subsidiaries substantially all of whose assets consist of voting stock of one or more foreign subsidiaries, or non-wholly-owned subsidiaries (subject to certain limited exceptions such as in the event that such non-wholly-owned subsidiary guarantees debt issued in a capital markets transaction).  Our subsidiaries that are not Guarantor Subsidiaries (collectively, the “Non-Guarantor Subsidiaries”) are not guarantors of the Notes.

The following tables present condensed consolidating financial information as of September 30, 2008 and 2007 and for the periods ended September 30, 2008 and 2007 for the parent guarantor, RDA on a standalone basis, Guarantor Subsidiaries on a combined basis, Non-guarantor Subsidiaries on a combined basis; and RDA and subsidiaries on a consolidated basis.

Consolidated condensed balance sheet as of September 30, 2008:

Assets	Issuer Parent - RDA	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Total Eliminations	Consolidated
Current Assets	$11.8	$437.9	$373.4	$(124.4)	$698.7
Property, plant and equipment, net	24.4	40.4	33.9	---	98.7
Goodwill	---	633.1	904.2	---	1,537.3
Other intangible assets, net	---	344.9	543.1	---	888.0
Prepaid pension assets	265.4	---	32.1	---	297.5
Investments in subsidiaries	2,171.6	6.2	---	(2,177.8)	---
Intercompany noncurrent receivables	13.9	---	110.4	(124.3)	---
Other noncurrent assets	(22.3)	120.7	17.6	---	116.0
Total Assets	$2,464.8	$1,583.2	$2,014.7	$(2,426.5)	$3,636.2

	Issuer	Guarantor	Non-Guarantor	Total
Liabilities and stockholder’s	Parent - RDA	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Equity
Current liabilities	$267.0	$410.4	$378.0	$(124.4)	$931.0
Long-term debt	1,953.0	---	104.0	---	2,057.0
Unearned revenues	---	151.5	3.4	---	154.9
Accrued pension	61.8	---	17.8	---	79.6
Postretirement and Postemployment benefits other than pensions	21.5	---	2.3	---	23.8
Intercompany noncurrent Payables	110.4	11.7	2.2	(124.3)	---
Other noncurrent liabilities	68.4	141.8	163.0	---	373.2
Total Liabilities	$2,482.1	$715.4	$670.7	$(248.7)	$3,619.5
Stockholder’s Equity	(17.3)	867.8	1,344.0	(2,177.8)	16.7

Total Liabilities and Stockholder's Equity	$2,464.8	$1,583.2	$2,014.7	$(2,426.5)	$3,636.2

Consolidated condensed statement of operations for the three-month period ended September 30, 2008:

	Issuer	Guarantor	Non-Guarantor	Total
	Parent - RDA	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Revenues	$22.5	$212.3	$319.3	$(3.7)	$550.4
Product, distribution and editorial expenses	(17.4)	(138.6)	(135.1)	3.7	(287.4)
Promotion marketing and administrative expenses	(34.1)	(128.0)	(204.8)	---	(366.9)
Intangible asset impairments	---	(2.5)	---	---	(2.5)
Other operating items, net	1.0	(1.0)	(4.0)	---	(4.0)
Operating loss	(28.0)	(57.8)	(24.6)	---	(110.4)
Interest expense	(37.0)	---	(3.8)	---	(40.8)
Other (expense) income, net	(32.6)	46.0	(11.6)	---	1.8
(Expense) income from investment in subsidiaries	(62.4)	0.1	---	62.3	---
Loss before (provision) benefit for income taxes and discontinued operations	(160.0)	(11.7)	(40.0)	62.3	(149.4)
Income tax (provision) benefit	(1.6)	9.9	7.5	---	15.8
Loss from continuing operations	(161.6)	(1.8)	(32.5)	62.3	(133.6)
Loss from discontinued operations (net of $3.8 of tax benefit)	5.0	(24.5)	(3.4)	---	(22.9)
Net (loss) gain	$(156.6)	$(26.3)	$(35.9)	$62.3	$(156.5)

Consolidated condensed statement of cash flows for the three-month period ended September 30, 2008:

	Issuer	Guarantor	Non-Guarantor	Total
	Parent - RDA	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net change in cash due to continuing operating activities	$(70.1)	$29.4	$(60.3)	$0.3	$(100.7)
Net change in cash due to discontinued operating activities	0.7	(24.4)	0.8	---	(22.9)
Net change in cash due to operating activities	(69.4)	5.0	(59.5)	0.3	(123.6)
Net change in cash due to investing activities	93.1	(2.0)	14.7	---	105.8
Net change in cash due to financing activities	(22.3)	---	(3.4)	---	(25.7)
Effect of exchange rate changes on cash and cash equivalents	(4.8)	---	4.7	(0.3)	(0.4)
Cash and cash equivalents at beginning of the period	4.6	3.9	70.9	---	79.4
Cash and cash equivalents at end of the period	$1.2	$6.9	$27.4	$ ---	$35.5

Consolidated condensed statement of operations for the three-month period ended September 30, 2007:

	Issuer	Guarantor	Non-Guarantor	Total
	Parent - RDA	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Revenues	$24.0	$227.0	$301.5	$(7.0)	$545.5
Product, distribution and editorial expenses	(11.8)	(123.8)	(130.0)	7.0	(258.6)
Promotion, marketing and administrative expenses	(38.2)	(135.3)	(192.3)	---	(365.8)
Other operating items, net	8.2	(10.0)	1.2	---	(0.6)
Operating loss	(17.8)	(42.1)	(19.6)	---	(79.5)
Interest expense	(42.7)	---	(2.8)	---	(45.5)
Other income(expense), net	9.0	(0.2)	(6.6)	---	2.2
(Expense) income from investment in subsidiaries	(72.3)	0.3	---	72.0	---
Loss before benefit for income taxes and discontinued operations	(123.8)	(42.0)	(29.0)	72.0	(122.8)
Income tax benefit	0.8	1.5	10.9	---	13.2
Loss from continuing operations	(123.0)	(40.5)	(18.1)	72.0	(109.6)
Loss from discontinued operations (net of $0.2 of tax benefit)	---	(11.8)	(1.6)	---	(13.4)
Net (loss) gain	$(123.0)	$(52.3)	$(19.7)	$72.0	$(123.0)

Consolidated condensed statement of cash flows for the three-month period ended September 30, 2007:

	Issuer	Guarantor	Non-Guarantor	Total
	Parent - RDA	Subsidiaries	Subsidiaries	Eliminations		Consolidated
Net change in cash due to continuing operating activities	$(130.0)	$22.8	$14.4	$	---	$(92.8)
Net change in cash due to discontinued operating activities	---	(26.8)	(5.9)		---	(32.7)
Net change in cash due to operating activities	(130.0)	(4.0)	8.5		---	(125.5)
Net change in cash due to Investing activities	0.1	7.3	(2.0)		---	5.4
Net change in cash due to financing activities	136.9	---	(0.4)		---	136.5
Effect of exchange rate changes on cash and cash equivalents	(4.2)	---	6.6		---	2.4
Cash and cash equivalents at beginning of the period	1.6	5.2	43.4		---	50.2
Cash and cash equivalents at end of the period	$4.4	$8.5	$56.1	$	---	$69.0

(14)  Discontinued Operations

During fiscal 2009, we sold our home party-planning business TOHE, and our schools and youth fundraising division consisting of QSP, Inc., Quality Service Programs, Inc., and their affiliated subsidiaries in the United States and Canada.  Management had concluded that these businesses were no longer consistent with our strategic direction.  The TOHE transaction closed on July 23, 2008.  Consideration for such sale was a $1.0 subordinated note payable in four years, plus interest, and an earnout based upon the year-four operating profits generated by the TOHE business. The QSP transaction closed on August 22, 2008, for a purchase price of $110.0, subject to certain closing balance sheet adjustments.

The businesses each qualify as a discontinued operation component of Reader’s Digest under SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets.  Reader’s Digest has reported the results of operations and consolidated financial position of these businesses in discontinued operations within the Consolidated Statement of Operations, Consolidated Balance Sheets and Consolidated Statement of Cash Flows for all periods presented.

The results from discontinued operations were as follows (in millions):

	For the periods ended September 30,
	2008	2007

Revenues	$2.0	$32.3

Loss from operations before income taxes, net	(20.7)	(13.6)
Income tax benefit on discontinued operations	8.7	0.2
Net loss from discontinued operations	$(12.0)	$(13.4)

The consummation of the QSP transaction resulted in a net loss of $(22.1).  The loss reported in Loss from Discontinued Operations, net was calculated as follows:

Sale Price	$110.0
Less: Cash on hand	(1.9)
Net sale proceeds	108.1

Net assets of subsidiaries	76.2
Associated intangible assets	45.1
Transaction costs	3.9
Loss on sale	(17.1)
Income tax	(5.0)
Net loss	$(22.1)

At September 30, 2008, Accumulated Other Comprehensive Gain in the amount of $11.2 was attributable to the curtailment of pension and postretirement benefits for QSP.  The gain was removed from Accumulated Other Comprehensive Gain upon the disposition of QSP and reflected in Loss from Discontinued Operations, net.

The carrying amounts of the major classes of assets and liabilities included in the Assets held for sale and liabilities held for sale in the Consolidated Balance Sheets at June 30, 2008 were as follows:

Current assets	$38.5

Goodwill and other intangible assets, net	116.5

Total Assets held for sale	$155.0

Total Liabilities held for sale	$28. 7

(15)  Fair Value

 We adopted the provisions of SFAS No. 157, Fair Value Measurements (“SFAS No. 157”) on July 1, 2008. We recorded no change to our opening balance of retained earnings as of July 1, 2008 as we do not hold any financial instruments requiring retrospective application per the provisions of SFAS No. 157.

Fair Value Hierarchy

SFAS No. 157 specifies a hierarchy of valuation techniques based upon whether the inputs to those valuation techniques reflect assumptions other market participants would use based upon market data obtained from independent sources (observable inputs) or reflect our own assumptions of market participant valuation (unobservable inputs). In accordance with SFAS No. 157, these two types of inputs have created the following fair value hierarchy:

Level 1	Quoted prices in active markets that are unadjusted and accessible at the measurement date for identical, unrestricted assets or liabilities;
Level 2
      Quoted prices for identical assets and liabilities in markets that are not active, quoted prices for similar assets and liabilities in active markets or financial instruments for which significant inputs are observable, either directly or indirectly;

Level 3	Prices or valuations that require inputs that are both significant to the fair value measurement and unobservable.

SFAS No. 157 requires the use of observable market data if such data is available without undue cost and effort.

Measurement of Fair Value

When available, we use unadjusted quoted market prices to measure fair value and classifies such items within Level 1. If quoted market prices are not available, fair value is based upon internally developed models that use, where possible, current market-based or independently-sourced market parameters such as interest rates and currency rates and classifies such items within Level 2. If quoted market prices are not available, the valuation model used generally depends on the specific asset or liability being valued. The determination of fair value considers various factors including interest rate yield curves and time value underlying the financial instruments and classifies such items within
Level 3.

We have interest rate swaps with a notional value of $750.0.  We obtained the fair value of these interest rate swaps using quotes from independent sources which resulted in a loss of $1.1, net of deferred tax benefit of $0.6 for the quarter ended September 30, 2008 and a cumulative loss of $15.7, net of deferred tax benefit of $9.3 as of September 30, 2008 and is reported in Accumulated Other Comprehensive Gain in Stockholder’s Equity on the September 30, 2008 balance sheet.  These swaps were considered level 2 under the fair value hierarchy.

We evaluate whether the creditworthiness of each swap counterparty is such that default on its obligations under the swap is not probable.  We also assess whether the LIBOR-based interest payments are probable of being paid under the loans at the inception and, on an ongoing basis (no less than once each quarter), during the life of each hedging relationship. In addition, we use three independent sources to ascertain market values for financial instruments.

(16)  Subsequent Event

Subsequent to September 30, 2008, we entered into an agreement to sell certain assets of Books Are Fun, Ltd. ("BAF"), RDA’s display-marketing division.  The transaction includes the sale of intellectual property and product inventory.  Under the terms of the agreement, consideration for such sale is $17.5 payable over three years, subject to potential adjustment based on inventory levels at closing.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

The following discussion and analysis supplements the Management's Discussion and Analysis in our Annual Report for the year ended June 30, 2008 and presumes that the readers have read or have access to that discussion and analysis in our Annual Report for the fiscal year ended June 30, 2008.  The following discussion and analysis includes historical and certain forward-looking information that should be read together with the accompanying consolidated financial statements, related footnotes, and the discussion below of certain risks and uncertainties that could cause future operating results to differ materially from historical results or from the expected results indicated by forward-looking statements. Actual results may differ materially from those suggested by our forward-looking statements for various reasons, including those discussed in the “Risk Factors” and “Disclosure Regarding Forward Looking Statements” sections of our Annual Report for the fiscal year ended June 30, 2008. We do not have any intention or obligation to update forward-looking statements. Certain amounts and percentages do not recalculate due to rounding.  All references to dollars in this discussion and analysis are in millions.

References in this Management's Discussion and Analysis section to “we,” “us” and “our” are to The Reader’s Digest Association, Inc. and its subsidiaries.  All references to 2008 and 2007, unless otherwise indicated, are to fiscal 2009 and fiscal 2008, respectively.

Basis of Presentation

We report on a fiscal year that begins July 1 and is for the period from July 1 through June 30.  The three-month period ended September 30, 2008 and 2007 are the first fiscal quarters of 2009 and 2008, respectively.

Subsequent to September 30, 2008, we entered into an agreement to sell certain assets of Books Are Fun, Ltd. ("BAF"), RDA’s display-marketing division.  The transaction includes the sale of intellectual property and product inventory.  Under the terms of the agreement, consideration for such sale is $17.5 payable over three years, subject to potential adjustment based on inventory levels at closing.
Our Reportable Segments

     Our business is organized and reports across three business segments: Reader’s Digest United States, Reader’s Digest International and School & Educational Services.  See Note 5, Revenues and Operating (Loss) Profit by Reportable Segment for additional information.

Three-Month Period Ended September 30, 2008, Compared With Three-Month Period Ended September 30, 2007

Revenues

Revenues during the first quarter of fiscal 2009 increased $4 to $550, as compared to $546 in the first quarter of fiscal 2008.  In connection with the purchase method of accounting prescribed in SFAS No. 141, the fair value of our unearned revenue was reduced to establish a new accounting basis as of March 2, 2007 which decreased revenues by $7 in the first quarter of 2009 and $44 in the first quarter of 2008.  Excluding the unearned revenue adjustment and inter-segment eliminations, there were decreases in revenues within our United States and School & Educational Services segments.  Revenues in our International segments remained relatively flat.

Our United States business segment revenues for the first quarter of 2009 decreased $19 to $173, as compared to $192 during the first quarter of 2008.  Revenue increases in our Food & Entertaining and Health & Wellness affinities were more than offset by declines in our RD Community and Home & Garden affinities.  The Food & Entertaining affinity gained momentum in the marketplace during the first quarter of 2009 through new launches within our Taste of Home business and Internet sales generated from our Tasteofhome.com and Allrecipes.com websites.  In addition, our Health & Wellness affinity experienced an increase in direct mail series and single sales during the first quarter of 2009.  Lower revenues within our RD Community affinity were largely the result of lower advertising and subscription related revenues due to a planned rate base reduction in January 2008, while the Home & Garden affinity had lower subscription, newsstand and book revenue during the first quarter of 2009.  The overall net decrease in sales revenues from the United States business segment was in part impacted by the tightening economic condition in the United States as it continues to have a negative impact on advertising revenues and consumer spending and in certain of our magazine, book, music and video product categories.

Our School & Educational Services business segment revenues for the first quarter of 2009 decreased $15 to $36, as compared to $51 during the first quarter of 2008.  Revenues at our Books are Fun business declined due to lower selling averages per event and a decrease in the number of school displays and corporate fairs held primarily due to the overall weakened economy and competition.  Weekly Reader Publishing Group and CompassLearning also experienced an overall decrease in revenues, principally due to challenging educational market conditions as schools reevaluate their funding in the current economic environment.  In addition, in fiscal 2008 certain unprofitable lines of business were curtailed or sold at Weekly Reader Publishing Group which contributed to the year-over-year revenue decline.

Our International business segment revenues during the first quarter of 2009 remained unchanged at $353, as compared to the first quarter of 2008 primarily due to the positive impact of changes in foreign currency exchange rates.  Excluding the effect of foreign currency exchange rates, our International business segment experienced a net decrease in revenues of $20 during the first quarter of 2009.  Revenue increases in Russia, Argentina and Brazil primarily attributable to an increase in paid advertising sales and higher circulation were offset by declines in Central Europe, Western Europe, Mexico, Canada and Asia principally due to lower sales of magazines, books, and music products, as well as a decrease in advertising revenues.

Operating Loss

The operating loss during the first quarter of 2009 increased ($30) to ($110), as compared to ($80) during the first quarter of 2008.

During the first quarter of 2009, we experienced an increase in operating losses in our United States, International, and School & Educational Services business segments of ($7), ($18), and ($41), respectively.  These declines in operating results were principally due to the reductions in revenues discussed above. Our International business segment was also negatively impacted by increases in paper, delivery and postage costs during the first quarter of 2009.  Results at our Books are Fun business were also significantly impacted by an inventory write-down adjustment in the amount of ($35) due to strategic decisions made by senior management for the business unit made by senior management and a severe downturn in economic conditions.  These declines were partially offset by the unearned revenue adjustment, as discussed in the “Revenues” section above, and a decrease in corporate unallocated expenses of $2.

Interest Expense

Interest expense, net decreased ($5) to ($41) during the first quarter of 2009, compared with ($46) during the first quarter of 2008.  The decrease is principally due to a decrease in debt outstanding that was incurred in connection with the Acquisition Transaction and associated with our 2007 Credit Agreement and the Senior Subordinated Notes and lower interest rates.  As of September 30, 2008, $173 was outstanding under the revolving credit facility, $1,192 was outstanding under the term loan in the United States, $105 was outstanding under the term loan made available to one of our German subsidiaries, and $600 was outstanding under the Senior Subordinated Notes.

Income Taxes

During the three-month periods ended September 30, 2008 and 2007, we recorded an income tax benefit of $16 and $13, respectively. The benefit recorded for the three-month period ended September 30, 2008, primarily relates to foreign losses incurred during the quarter that are expected to offset profits in subsequent quarters in the fiscal year. Additionally, the benefit recorded in the current quarter also relates to the utilization of current year domestic operating losses against taxable income from discontinued operations, partially offset by the tax effect of reversing temporary basis differences.

Discontinued Operations

       During fiscal 2009, we sold our home party-planning business TOHE, and our schools and youth fundraising division consisting of QSP, Inc., Quality Service Programs, Inc., and their affiliated subsidiaries in the United States and Canada.  The sale of these businesses resulted in a net loss of ($23), which includes pension curtailment gain of $11 and a $2 World’s Finest Chocolate potential liability that we retained related to the sale of QSP.  See Note 14, Discontinued Operations.

Liquidity and Capital Resources

Three-month Period ended September 30, 2008

Cash and cash equivalents at June 30, 2008	$79.4
Net change in cash due to:
Continuing operating activities	(100.7)
Discontinued operating activities	(22.9)
Operating activities	(123.6)

Investing activities	105.8
Financing activities	(25.7)
Effect of exchange rate changes on cash and cash equivalents	(0.4)
Net change in cash and cash equivalents	(43.9)

Cash and cash equivalents at September 30, 2008	$35.5

Cash and cash equivalents decreased to $35.5 as of September 30, 2008, compared with $79.4 as of June 30, 2008.  The decrease in cash and cash equivalents as of September 30, 2008 was principally driven by our operating losses and debt repayments partially offset by proceeds from the sale of QSP.  We intend to reinvest the net cash proceeds from the sale of QSP in assets useful for our business in accordance with terms of our debt facilities over the next twelve months.  In the event such proceeds are not reinvested, per the terms of the debt facilities, the proceeds must be used to permanently retire our term loan debt.  If it is necessary to arrange replacement financing for the repaid term loan debt, that replacement financing would be at prevailing interest rates and may or may not be available, based on present financial market conditions.  Should we be unable to arrange adequate replacement financing or our cash flows are insufficient to cover the financial deficit, we may not have sufficient liquidity and capital resources necessary to meet our future financial obligations.  The potential impact of present weak global economic conditions on the cash flows of our businesses also could have a negative impact on our liquidity and capital resources over the near term.

The Reader’s Digest Association, Inc.

2007 Credit Agreement and Senior Subordinated Notes

As described in Note 12, Debt, to the consolidated financial statements included in our Annual Report for the fiscal year ended June 30, 2008, our borrowings include proceeds under our six-year senior secured $300 revolving credit facility and a seven-year $1,310 term loan (collectively, the “2007 Credit Agreement”) and $600 in 9% Senior Subordinated Notes due 2017.  At September 30, 2008 and 2007, $173 and $225, respectively was outstanding under the revolving credit facility, $1,192 and $1,204, respectively was outstanding under the term loan in the United States, $105 and $108, respectively was outstanding under the term loan made available to one of our German subsidiaries, and $600 was outstanding under the Senior Subordinated Notes. Interest expense for the three months ended September 30, 2008 and 2007 was ($41) and ($46), including the amortization of deferred financing fees of ($2) in both years.  The weighted average interest rate on our borrowings for the three month periods ended September 30, 2008 and 2007 was 6.8% and 7.7%.

Derivative Instruments

As described in Note 8, Financial Instruments, to the consolidated financial statements included in our Annual Report for the fiscal year ended June 30, 2008, on April 19, 2007, we entered into interest rate swap agreements with a notional value totaling $750, involving the exchange of floating for fixed-rate interest payments, to reduce interest rate volatility and to comply with the interest rate hedging provisions of our 2007 Credit Agreement.  The transactions included $450 of 3-year interest rate swaps and $300 of 5-year interest rate swaps.  In each case, we will receive floating-rate interest payments that offset the LIBOR component of the interest due on some of our floating-rate debt and make fixed-rate interest payments over the life of the respective interest rate swaps.  The fixed interest rate under the 3-year swaps is 4.89% and the fixed interest rate under the 5-year swaps is 4.94%.

Additionally, we evaluate whether the creditworthiness of each swap counterparty is such that default on its obligations under the swap is not probable.  We also assess whether the LIBOR-based interest payments are probable of being paid under the loans at the inception and, on an ongoing basis (no less than once each quarter), during the life of each hedging relationship.

As of September 30, 2008 the fair market value of our interest rate swaps decreased during the quarter, resulting in a loss of $1.1, which is recorded net of deferred taxes of $0.6.   This change is reported in accumulated other comprehensive gain, which is included in stockholders’ equity on the September 30, 2008 balance sheet.

Recent Accounting Standards

See Note 1 – Basis of Presentation and Use of Estimates – Recent Accounting Standards to the Notes to Consolidated Financial Statements contained in this Quarterly Report for information regarding recent accounting standards affecting us.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
(includes forward-looking information)

The functional currency for our foreign operations is the local currency.  In the normal course of business, significantly all of the transactions of our foreign operations occur in the local currency.  We purchase forward contracts to minimize the effect of fluctuating currencies on specifically identifiable transactions.  These transactions were minimal during the three-month period ended September 30, 2008.  Based on our historical experience, we expect the foreign exchange transaction gains and losses during 2009 to be minimal.

Interest expense related to our 2007 Credit Agreement is sensitive to changes in the general level of U.S. interest rates.  Additionally, the 2007 Credit Agreement includes within the above-mentioned facilities a US$100.0 term loan tranche outstanding that was made in euros to one of our German subsidiaries. Borrowings under the term loans bear interest at a rate equal to an applicable margin plus, at our option, either (a) a base rate (“Base Rate”) determined by reference to the higher of (1) the prime rate and (2) the federal funds rate plus 0.50% or (b) a Eurocurrency rate (“Eurocurrency Rate”) determined by reference to the rate for Eurocurrency deposits for a period of one, two, three or six months or, subject to availability to the lenders, nine or twelve months, as selected by us.  For Base Rate loans and Eurocurrency Rate loans, the applicable margin is 1.00% and 2.00%, respectively.

Based on our average debt outstanding under this agreement over the past three months, a 1% change in the interest rate charged on these borrowings would have affected interest expense during the three-month period ended September 30, 2008 by $2.

We entered into interest rate swap agreements with a notional value totaling $750, involving the exchange of floating- for fixed rate interest payments, to reduce interest rate volatility and to comply with the interest rate provisions of our 2007 Credit Agreement.

Additional information is available in Note 8, Financial Instruments, in our Notes to Consolidated Financial Statements.

ITEM 4T.  CONTROLS AND PROCEDURES

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

Evaluation of Effectiveness of Controls

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures.  As defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended as of the end of the period covered by this Report.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Report.

Changes in Internal Control Over Financial Reporting

In the ordinary course of business, we routinely enhance our information systems by either upgrading our current systems or implementing new systems. We currently are in the process of integrating the U.S. business of Direct Holdings into our financial reporting systems, and expect to make changes to our internal controls in connection therewith. No change in our internal control over financial reporting occurred during the quarter ended September 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

We are defendants in various lawsuits and claims arising in the regular course of business.  Based on the opinions of management and counsel for these matters, we believe that recoveries, if any, by plaintiffs and claimants would not materially affect our financial position or results of operations.

ITEM 1A.  RISK FACTORS

There have been no material changes to our Risk Factors as previously disclosed in our Annual Report for the year ended June 30, 2008, except as set forth below.  The following risk factor contained in our Annual Report has been amended and restated as follows:

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

In addition, as allowed under our 2007 Credit Agreement, we currently intend to reinvest the net cash proceeds from the sale of QSP in assets useful for our business in accordance with terms of our debt facilities over the next twelve months.  In the event such proceeds are not reinvested, per the terms of the debt facilities, the proceeds must be used to permanently retire our term loan debt.  If it is necessary to arrange replacement financing for the repaid term loan debt, that replacement financing would be at prevailing interest rates and may or may not be available, based on present financial market conditions.  Should we be unable to arrange adequate replacement financing or our cash flows are insufficient to cover the financial deficit, we may not have sufficient liquidity and capital resources necessary to meet our future financial obligations.  The potential impact of present weak global economic conditions on the cash flows of our businesses also could have a negative impact on our liquidity and capital resources.

ITEM 2.      UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There have been no unregistered sales of equity securities during the first quarter of fiscal 2009.

ITEM 3.      DEFAULTS UPON SENIOR SECURITIES

There were no defaults upon senior securities during the first quarter of fiscal 2009.

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.     OTHER INFORMATION

None.

ITEM 6.     EXHIBITS

2.1
Agreement and Plan of Merger dated November 16, 2006 among The Reader’s Digest Association, Inc., RDA Holding Co. and Doctor Acquisition Co. (filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K (File No. 1-10434) dated November 16, 2006, and incorporated by reference herein).

3.1
Certificate of Incorporation of The Reader’s Digest Association, Inc., effective March 2, 2007 (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 1-10434) dated March 8, 2007, and incorporated by reference herein).

3.2
Amended and Restated By-Laws of The Reader’s Digest Association, Inc., effective May 22, 2007 (filed as Exhibit 3.2 to the Company’s Registration Statement on Form S-4 (Registration No. 333-149140), and incorporated by reference herein).

4.1
Indenture dated as of March 2, 2007 among The Reader’s Digest Association, Inc., the Guarantors named therein and The Bank of New York, as Trustee, relating to The Reader’s Digest Association, Inc.’s 9% Senior Subordinated Notes due 2017 (filed as Exhibit 4.1 to the Company’s Registration Statement on Form S-4 (Registration No. 333-149140),, and incorporated by reference herein).

31.1*	Certification of Chief Executive Officer required by Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934 and Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer required by Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934 and Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*
Certifications of Chief Executive Officer and Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and Section 906 of the Sarbanes-Oxley Act of 2002.

______________________________________
* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

        THE READER’S DIGEST ASSOCIATION, INC.

Dated:  November 13, 2008                                                                           By:        /s/ Harris Williams
                               Harris Williams
       Acting Chief Financial Officer

EXHIBIT INDEX

2.1
Agreement and Plan of Merger dated November 16, 2006 among The Reader’s Digest Association, Inc., RDA Holding Co. and Doctor Acquisition Co. (filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K (File No. 1-10434) dated November 16, 2006, and incorporated by reference herein).

3.1
Certificate of Incorporation of The Reader’s Digest Association, Inc., effective March 2, 2007 (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 1-10434) dated March 8, 2007, and incorporated by reference herein).

3.2
Amended and Restated By-Laws of The Reader’s Digest Association, Inc., effective May 22, 2007 (filed as Exhibit 3.2 to the Company’s Registration Statement on Form S-4 (Registration No. 333-149140), and incorporated by reference herein).

4.1
Indenture dated as of March 2, 2007 among The Reader’s Digest Association, Inc., the Guarantors named therein and The Bank of New York, as Trustee, relating to The Reader’s Digest Association, Inc.’s 9% Senior Subordinated Notes due 2017 (filed as Exhibit 4.1 to the Company’s Registration Statement on Form S-4 (Registration No. 333-149140),, and incorporated by reference herein).

31.1*	Certification of Chief Executive Officer required by Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934 and Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer required by Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934 and Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*
Certifications of Chief Executive Officer and Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and Section 906 of the Sarbanes-Oxley Act of 2002.

______________________________________
* Filed herewith.