Form 10-Q
period 2008-12-31
READERS DIGEST ASSOCIATION INC
filed 2009-02-13
CIK 858558

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarter ended December 31, 2008	Commission file number 001-10434

THE READER’S DIGEST ASSOCIATION, INC.
(Exact name of registrant as specified in its charter)

Delaware	13-1726769
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Reader’s Digest Road, Pleasantville, New York	10570
(Address of principal executive offices)	(Zip Code)

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

The number of shares of Common Stock of the registrant outstanding as of February 13, 2009 was 1,000.

THE READER’S DIGEST ASSOCIATION, INC.

QUARTERLY REPORT
FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2008

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

Forward-looking statements are inherently subject to risks, trends and uncertainties, many of which are beyond our ability to control or predict with accuracy, and some of which we might not even anticipate, because they relate to events and depend on circumstances that may or may not occur in the future. We caution you that forward-looking statements are not guarantees of future performance and that our actual results of operations, financial condition and liquidity, and the development of the industry in which we operate, may differ materially from those made in or suggested by the forward-looking statements contained in this quarterly report. Although we believe that the expectations reflected in such forward-looking statements are based upon reasonable assumptions at the time made, we can give no assurance that our expectations will be achieved. In addition, even if our results of operations, financial condition and liquidity, and the development of the industry in which we operate are consistent with the forward-looking statements contained in this quarterly report, those results or developments may not be indicative of results or developments in subsequent periods. Future events and actual results, financial and otherwise, may differ materially from the results discussed in the forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements.

Important factors that may cause actual results to differ materially from forward-looking statements include, but are not limited to, the risks and uncertainties set forth in this report in “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business,” “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended June 30, 2008.

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

ITEM 1. FINANCIAL STATEMENTS

The Reader's Digest Association, Inc. and Subsidiaries
Consolidated Statements of Operations
(in millions)
(unaudited)

	Three-months ended		Six-months ended
	December 31,		December 31,
	2008	2007	2008	2007

Revenues	$642.0	$703.5	$1,178.2	$1,226.8
Product, distribution and editorial expenses	271.3	293.5	514.1	539.9
Promotion, marketing and administrative expenses	314.3	364.4	667.0	711.7
Other operating items, net	19.3	7.8	21.8	8.6
Operating profit (loss)	37.1	37.8	(24.7)	(33.4)
Interest expense	40.0	46.8	80.7	92.3
Other expense (income), net	3.6	(2.7)	2.1	(4.9)
Loss before expense (benefit) from income taxes and discontinued operations	(6.5)	(6.3)	(107.5)	(120.8)
Income tax expense (benefit)	14.9	4.7	13.8	(8.5)

Loss from continuing operations	(21.4)	(11.0)	(121.3)	(112.3)

(Loss) Income from discontinued operations, net of tax expense (benefit) of $1.6 and $(16.8) for the three and six-months ended December 31, 2008, respectively, and $(0.4) and $(0.6) for the three and six-months ended December 31, 2007, respectively	(12.7)	28.3	(69.3)	6.6

Net (loss) income	$(34.1)	$17.3	$(190.6)	$(105.7)

See accompanying Notes to the Consolidated Financial Statements.

The Reader's Digest Association, Inc. and Subsidiaries
Consolidated Balance Sheets
 (in millions, except share and per share data)
(unaudited)

	December 31, 2008	June 30, 2008
Assets
Current assets
Cash and cash equivalents	$70.2	$79.4
Accounts receivable, net	292.7	291.5
Inventories	108.9	112.0
Prepaid and deferred promotion costs	37.2	54.5
Prepaid expenses and other current assets	198.2	157.1
Assets held for sale	12.6	241.4
Total current assets	719.8	935.9
Property, plant and equipment, net	86.8	99.1
Goodwill	1,458.5	1,621.2
Other intangible assets, net	874.1	901.5
Prepaid pension assets	301.3	290.9
Other noncurrent assets	124.7	117.5
Total assets	$3,565.2	$3,966.1

Liabilities and stockholder’s (deficit) equity
Current liabilities
Current portion of long-term and short-term debt	$34.8	$25.6
Accounts payable	211.5	229.4
Accrued expenses	245.5	270.0
Income taxes payable	20.1	26.9
Unearned revenues	410.2	377.9
Other current liabilities	21.2	10.9
Liabilities held for sale	10.6	42.5
Total current liabilities	953.9	983.2

Long-term debt	2,086.4	2,091.9
Unearned revenues	153.9	137.6
Accrued pension	75.7	84.0
Post-retirement and post-employment benefits other than pensions	22.3	25.5
Other noncurrent liabilities	397.0	388.9
Total liabilities	$3,689.2	$3,711.1

Common stock (par value $1.00 per share, authorized and issued 1,000 shares at December 31, 2008 and June 30, 2008)
Paid-in capital	1,009.9	1,008.8
Accumulated deficit	(1,097.8)	(907.2)
Accumulated other comprehensive (loss) gain	(36.1)	153.4
Total stockholder’s (deficit) equity	(124.0)	255.0
Total liabilities and stockholder’s (deficit) equity	$3,565.2	$3,966.1

See accompanying Notes to the Consolidated Financial Statements.

The Reader's Digest Association, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
 (in millions)
(unaudited)

	Six-months ended
	December 31,
	2008	2007

Cash flows from operating activities
Net loss from continuing operations	$(121.3)	$(112.3)
Adjustments to reconcile net loss to changes in net cash due to continuing operating activities:
Depreciation and amortization	38.2	40.0
Amortization of debt issuance costs	4.2	4.2
Net gain on sale of certain assets	0.7	(0.2)
Stock-based compensation	1.1	5.3
Changes in assets and liabilities, net of effects of Dispositions
Accounts receivable, net	(38.6)	(56.2)
Inventories	(9.7)	4.9
Prepaid and deferred promotion costs	9.7	16.1
Other assets	(38.4)	(9.6)
Unearned revenues	77.7	148.4
Income and deferred taxes, net	(11.2)	(19.0)
Accounts payable and accrued expenses	(8.3)	(38.9)
Other liabilities	(11.3)	18.5
Net change in cash due to continuing operating activities	(107.2)	1.2
Net change in cash due to discontinued operating activities	(25.8)	(1.1)
Net change in cash due to operating activities	(133.0)	0.1

Cash flows from investing activities
Proceeds from sales of certain businesses, net	108.1	10.2
Purchases of intangibles	-	(0.7)
Capital expenditures	(4.2)	(13.4)
Net change in cash due to continuing investing activities	103.9	(3.9)

Cash flows from financing activities
Proceeds from long term borrowings	400.1	205.9
Long-term debt payments	(393.3)	(133.2)
Short-term borrowings, net	11.3	8.0
Repurchase of preferred stock	-	(11.6)
Other, net	-	(0.1)
Total change in cash due to continuing financing activities	18.1	69.0
Effect of exchange rate changes on cash	1.8	4.7
Net change in cash and cash equivalents	(9.2)	69.9
Cash and cash equivalents at beginning of period	79.4	50.2
Cash and cash equivalents at end of period	$70.2	$120.1

See accompanying Notes to the Consolidated Financial Statements.

The Reader's Digest Association, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(in millions, except share and per share data)
(unaudited)

References in Notes to Consolidated Financial Statements to “we,” “us,” “our,” “RDA” and “Company” are to The Reader’s Digest Association, Inc. and its subsidiaries on a consolidated basis.  All references to 2008 and 2007, unless otherwise indicated, are to fiscal year 2009 and fiscal year 2008, respectively.  Our fiscal year is the period from July 1 through June 30.

(1)           Basis of Presentation

Description of Our Business

We are a global multi-brand media and marketing company that educates, entertains and connects audiences around the world.  We are dedicated to providing our customers with the inspiration, ideas and tools that simplify and enrich their lives.  With offices in 45 countries and serving customers in 79 countries, we market books, magazines, educational products, recorded music collections and home video products to a customer database of approximately 130 million names worldwide.  We sell our products worldwide through direct marketing and direct sales channels.  Our best known trademark is our flagship brand, Reader’s Digest.  Our business is organized and reports across three primary business segments: Reader’s Digest United States, Reader’s Digest International, and School & Educational Services. For further commentary regarding these segments, see Management’s Discussion and Analysis and Note 15, Segments, in our Annual Report on Form 10-K.

During the first half of fiscal 2009, we sold our home party planning business Taste of Home Entertaining, Inc. (“TOHE”); our schools and youth fundraising business consisting of QSP, Inc., Quality Service Programs, Inc., and their affiliated subsidiaries in the United States and Canada (“QSP”); and the principal operating assets of Books Are Fun, Ltd. (“BAF”), our display-marketing business, in connection with our exit of this business. As a result, TOHE, QSP and BAF are classified as discontinued operations for all periods presented in the consolidated financial statements.   See Note 3, Discontinued Operations, for more information.

Basis of Presentation

The accompanying consolidated financial statements as of December 31, 2008 and 2007 and for the three and six-months then ended includes the accounts of The Reader’s Digest Association, Inc. and its majority-owned subsidiaries including the predecessor entities WRC Media Inc. (“WRC Media”) and Direct Holdings U.S. Corp. (“Direct Holdings”).  We and our majority owned subsidiaries are owned by RDA Holding Co., an entity controlled by Ripplewood Holdings L.L.C. (“Ripplewood”).

On January 23, 2007, RDA Holding Co. (a Ripplewood controlled entity), WRC Acquisition Co. (a subsidiary of RDA Holding Co.) and WRC Media entered into a merger agreement that provided for WRC Acquisition Co. to merge with and into WRC Media, with WRC Media being the surviving corporation (the “WRC Media Merger”).  An investment fund affiliated with Ripplewood acquired its original interest in WRC Media in 1999 and had at the time of the WRC Media Merger approximately a 46% economic interest and a majority voting interest in WRC Media.  The merger consideration of $100.7 paid to WRC Media’s existing stockholders to acquire all the common stock of WRC Media at the closing of the WRC Merger on March 2, 2007 included a combination of RDA Holding Co. common stock of $80.6, RDA Holding Co. junior pay-in-kind preferred stock of $20.0 and cash of $0.1.

On January 23, 2007, RDA Holding Co. entered into a stock acquisition agreement to acquire all the common stock of Direct Holdings in exchange for shares of common stock of RDA Holding Co. and net cash totaling $56.7 (the “Direct Holdings Stock Acquisition”).  An investment fund affiliated with Ripplewood acquired its original interest in Direct Holdings in December 2003 and had at the time of the Direct Holdings Stock Acquisition approximately an 84% voting and economic interest in Direct Holdings.  The net consideration of $56.7 paid at the closing of the Direct Holdings Stock Acquisition on March 2, 2007 included a combination of RDA Holding Co. common stock of $50.1 and net cash of $6.6. Under the terms of the stock acquisition agreement, a purchase price adjustment was required to be made in January 2008, which resulted in the issuance of additional RDA Holding Co. common stock of $0.7 and payment of cash of $0.1 to the shareholders of Direct Holdings.

On March 2, 2007, RDA Holding Co. acquired The Reader’s Digest Association, Inc. pursuant to a Merger Agreement dated November 16, 2006 among The Reader’s Digest Association, Inc., RDA Holding Co. and Doctor Acquisition Co. (a wholly owned subsidiary of RDA Holding Co.) (the “RDA Merger Agreement”).  Pursuant to the RDA Merger Agreement, Doctor Acquisition Co. was merged with and into The Reader’s Digest Association, Inc., with The Reader’s Digest Association, Inc. being the surviving corporation (the “Acquisition Transaction”).  In the Acquisition Transaction, each outstanding share of common stock of The Reader’s Digest Association, Inc. (except those held in treasury) was converted into the right to receive $17.00 in cash and each outstanding share of Doctor Acquisition Co. was converted into one share of common stock of The Reader’s Digest Association, Inc., as the surviving corporation.  Prior to the Acquisition Transaction, The Reader’s Digest Association, Inc. was a publicly traded company listed on the New York Stock Exchange.  Upon the closing of the Acquisition Transaction, RDA Holding Co. became the owner of all the issued and outstanding common stock of The Reader’s Digest Association, Inc., as the surviving corporation of the Acquisition Transaction. Concurrently, with the closing of The Reader’s Digest Association, Inc. acquisition on March 2, 2007, RDA Holding Co. contributed all of the outstanding shares of WRC Media and Direct Holdings to The Reader’s Digest Association, Inc.

Prior to the acquisition of The Reader’s Digest Association, Inc., investment funds affiliated with Ripplewood controlled a majority of the voting rights in both WRC Media and Direct Holdings.  WRC Media is treated as the predecessor company since Ripplewood acquired its controlling ownership position in WRC Media in 1999, prior to its ownership position in Direct Holdings and The Reader’s Digest Association, Inc. The combination of WRC Media and Direct Holdings for the periods prior to March 2, 2007 was accounted for using the accounting method prescribed in the Statement of Financial Accounting Standard (“SFAS”) No. 141, Business Combinations, (“SFAS 141”) for a combination of entities under common control.

The acquisition of The Reader’s Digest Association, Inc. by RDA Holding Co. was accounted for using the purchase method of accounting prescribed in SFAS 141.  Accordingly, the consolidated results of The Reader’s Digest Association, Inc. are included in the consolidated financial statements from the acquisition date on March 2, 2007 and include the pushdown of purchase consideration from RDA Holding Co.

The consolidated financial statements include all companies that RDA directly controls.  All significant intercompany accounts and transactions have been eliminated for all periods presented in the consolidated financial statements.

We report on a fiscal year that begins July 1.  The three and six-months ended December 31, 2008 and 2007 are the first and second fiscal quarters of 2009 and 2008, respectively.

Use of Estimates and Interim Reporting

The unaudited interim consolidated financial statements included in this Form 10-Q should be read in conjunction with the audited consolidated financial statements and accompanying notes that are included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2008. These statements, in the opinion of management, have been prepared following the requirements of the Securities and Exchange Commission and generally accepted accounting principles in the United States of America (“GAAP”) for interim reporting, applying certain assumptions and estimates, including all adjustments considered necessary to present such information fairly.  Operating results for any interim period are not necessarily indicative of the results for an entire year due to the seasonality of our business among other things.  In preparing the consolidated financial statements in conformity with GAAP, we must make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures at the date of the financial statements and during the reporting period.  Actual results could differ from those estimates.

Reclassifications

Certain amounts in the Company’s prior period consolidated financial statements have been reclassified to conform to the presentation as of and for the three and six-months ended December 31, 2008.  Such amounts include the Company’s reclassification of assets and liabilities held for sale and discontinued operations.

Recent Accounting Standards

In December 2007, the Financial Accounting Standards Board (“FASB”) SFAS No. 141(R), Business Combinations.  SFAS 141(R) clarifies the accounting for business combinations and provides additional guidance on disclosure requirements.  SFAS 141(R) will require the recognition of 100% of the fair values of assets acquired, liabilities assumed and non-controlling interests in acquisitions of less than 100% controlling interest when the acquisition constitutes a change in control in the acquired entity, all acquisition-related transaction costs will be expensed as incurred and will require the expensing of acquisition-related restructuring costs as incurred unless the criteria in SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities are met, as of the acquisition date.  SFAS 141(R) is effective for business combination transactions for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  We are currently evaluating the provisions of SFAS 141(R) and plan on adopting this new standard, as required, beginning July 1, 2009.  The impact of this standard will be dependent on the level of our acquisitions in the future and the level of adjustments to our tax estimates related to prior acquisitions.

In March 2008, FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133 (“SFAS 161”). SFAS 161 requires enhanced disclosures concerning (1) the manner in which an entity uses derivatives (and the reasons it uses them), (2) the manner in which derivatives and related hedged items are accounted for under SFAS No. 133 and interpretations thereof, and (3) the effects that derivatives and related hedged items have on an entity’s financial position, financial performance, and cash flows. The standard is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008.  We are currently evaluating the potential impact of adopting SFAS 161.

In December 2008, the FASB Issued FASB Staff Position (“FSP”) SFAS No. 132(R)-1 (FSP 132(R)) Employers’ Disclosures about Postretirement Benefit Plan Assets.  FSP 132(R) provides enhanced guidance on employer’s disclosures about plan assets of a defined benefit pension or other post retirement plan.  The standard is effective for financial statements issued for fiscal years ending after December 15, 2009.  We do not expect the impact of this FSP to have a material impact on our financial statements.

(2)    Acquisition of The Reader’s Digest Association, Inc.

On March 2, 2007, RDA Holding Co. acquired 100% of the outstanding common stock of The Reader’s Digest Association, Inc. for $1,517.1; net of cash acquired of $119.6, plus capitalized transaction costs of $36.0. In connection with the Acquisition Transaction, certain holders of preferred stock executed their preferred stock appraisal rights.

In October 2007, we reached an agreement to redeem 26,725, 83,783 and 87,083 shares of preferred stock, second preferred stock and third subordinated preferred stock, respectively, for an aggregate of approximately $11.6.

In January 2008, we reached an agreement to redeem 2,995, 19,937 and 67,939 shares of first preferred stock, second preferred stock and third subordinated preferred stock, respectively, for $5.7 million.  Each share of preferred stock repurchased was automatically canceled; therefore, at June 30, 2008 and December 31, 2008, there were no shares of preferred stock issued or outstanding.

(3)    Discontinued Operations

During fiscal 2009, we sold our home party-planning business TOHE; our schools and youth fundraising business QSP, Inc.; and sold the principal operating assets of BAF, RDA’s display-marketing business, in connection with the exit of the business.

The TOHE transaction closed on July 23, 2008.  Consideration for such sale was a $1.0 subordinated note payable in four years, plus interest and an earnout based upon the year-four operating profits generated by the TOHE business. The QSP transaction closed on August 22, 2008, for a purchase price of $110.0. The BAF transaction closed on December 19, 2008 and included the sale of intellectual property and product inventory for consideration of $16.8, subject to the finalization of certain audit-related adjustments.  The $16.8 is payable over three years, plus 7% interest, with principal repayments of $9.3, $5.0, and $2.5, paid in calendar years 2009, 2010 and 2011, respectively.

The businesses each qualify as a discontinued operation component of RDA under SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets.  RDA has reported the results of operations and consolidated financial position of these businesses in discontinued operations within the Consolidated Statement of Operations, Consolidated Balance Sheets and Consolidated Statement of Cash Flows for all periods presented.

The net (loss) income from discontinued operations, net of taxes, were as follows:

	Three-months ended		Six-months ended
	December 31,		December 31,
	2008	2007	2008	2007

Revenues:	$44.6	$184.9	$60.8	$239.4
(Loss) income from operations before income taxes, net	(6.1)	27.9	(75.2)	6.0
Income tax expense (benefit) on discontinued operations	1.6	(0.4)	(1.7)	(0.6)
(Loss) Income from discontinued operations, net of tax	(7.7)	28.3	(73.5)	6.6
Loss on dispositions, net of taxes	(5.0)	-	(7.0)	-
Curtailment of pension and postretirement benefits	-	-	11.2	-
Net (Loss) income from discontinued operations, net of taxes	$(12.7)	$28.3	$(69.3)	$6.6

The consummation of these transactions resulted in a net loss of $5.0 and $7.0 for the three and six-months ended December 31, 2008.  These losses are reported in the Loss from discontinued operations, net of taxes and were calculated as follows:

	Three-months ended December 31, 2008	Six-months ended December 31, 2008
Sale price	$16.8	$126.8
Less: Cash on hand	-	(1.9)
Net sale proceeds	16.8	124.9

Net assets sold	21.4	97.6
Associated intangible assets	-	45.1
Transaction costs	0.4	4.3
Loss on dispositions	(5.0)	(22.1)
Income tax benefit	-	(15.1)
Net loss	$(5.0)	$(7.0)

    At December 31, 2008, Accumulated other comprehensive loss in the amount of $11.2 was attributable to the curtailment of pension and postretirement benefits for QSP.  The gain was removed from Accumulated other comprehensive loss upon the disposition of QSP and reflected in Loss from discontinued operations, net of taxes.

The carrying amounts of the major classes of assets and liabilities included in the Assets held for sale and Liabilities held for sale in the Consolidated Balance Sheets at December 31, 2008 and June 30, 2008 were as follows:

	December 31,	June 30,
	2008	2008

Accounts receivable, net	$6.1	$12.7
Inventory, net	-	78.6
Other assets	6.5	31.0
Goodwill and other intangible assets, net	-	119.1
Total assets held for sale	$12.6	$241.4

Total liabilities held for sale	$10.6	$42.5

(4)     Recent Accounting Standards Adopted

We adopted the provisions of SFAS No. 157, Fair Value Measurements (“SFAS 157”) on July 1, 2008. We recorded no change to our opening balance of retained earnings as of July 1, 2008 as we do not hold any financial instruments requiring retrospective application per the provisions of SFAS 157.

Fair Value Hierarchy

SFAS 157 specifies a hierarchy of valuation techniques based upon whether the inputs to those valuation techniques reflect assumptions other market participants would use based upon market data obtained from independent sources (observable inputs) or reflect our own assumptions of market participant valuation (unobservable inputs). In accordance with SFAS 157, these two types of inputs have created the following fair value hierarchy:

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

SFAS 157 requires the use of observable market data if such data is available without undue cost and effort.

Measurement of Fair Value

When available, we use unadjusted quoted market prices to measure fair value and classify such items within Level 1. If quoted market prices are not available, fair value is based upon internally developed models that use, where possible, current market-based or independently-sourced market parameters such as interest rates and currency rates and classifies such items within Level 2. If quoted market prices are not available, the valuation model used generally depends on the specific asset or liability being valued. The determination of fair value considers various factors including interest rate yield curves and time value underlying the financial instruments and classifies such items within
Level 3.

We have interest rate swaps, fully described in Note 9, Derivatives Instruments, which are fair valued as required by SFAS 157 and fall into level 2 of the fair value hierarchy. We evaluate whether the creditworthiness of each swap counterparty is such that default on its obligations under the swap is not probable.  We also assess whether the LIBOR-based interest payments are probable of being paid under the loans at the inception and, on an ongoing basis (no less than once each quarter), during the life of each hedging relationship. In addition, we use six independent sources to ascertain market values for financial instruments.

(5)           Inventories

Inventory balances consisted of the following:

	December 31, 2008	June 30, 2008

Raw materials	$16.6	$11.2
Work-in-progress	4.5	4.9
Finished goods	87.8	95.9
Total inventories	$108.9	$112.0

(6)           Goodwill

The changes in the carrying amount of goodwill for the six-months ended December 31, 2008 are as follows:

	Reader’s Digest United States	Reader’s Digest International	School & Educational Services	Total
Balance as of June 30, 2008	$597.7	$987.5	$36.0	$1,621.2
Adjustments to the fair values of assets acquired and liabilities assumed at March 2, 2007	(4.9)	(4.7)	(0.4)	(10.0)
Currency translation adjustment	-	(152.7)	-	(152.7)
Balance as of December 31, 2008	$592.8	$830.1	$35.6	$1,458.5

The adjustments to the fair values of assets acquired and liabilities assumed in connection with the Acquisition Transaction on March 2, 2007, made subsequently to June 30, 2008, primarily consist of changes in estimates related to restructuring and other tax related liabilities.

(7)           Other Operating Items, Net

Items included in Other Operating Items, net for the six-months ended December 31, 2008 and 2007, principally consist of: 1) restructuring charges, representing the streamlining of our organizational structure and 2) contractual charges related to the strategic repositioning of our businesses.

The table below reflects changes for the six-months ended December 31, 2008 to our restructuring accruals.

	Severance	Contractual Obligations	Total
Balance at June 30, 2008	$12.5	$6.8	$19.3
FY09 Initiatives
Accruals	16.6	0.9	17.5
Spending	(0.3)	-	(0.3)
FY08 and Prior Initiatives
Accruals	-	-	-
Spending	(6.3)	(0.3)	(6.6)
Other	(3.1)	-	(3.1)
Balance at December 31, 2008	$19.4	$7.4	$26.8

During the six-months ended December 31, 2008, we recorded new charges of $17.5 principally related to severance costs attributable to the planned outsourcing of our IT function.  Other largely relates to changes in estimates for previously established restructuring reserves at the date of the acquisition.

(8)           Debt

2007 Credit Agreement and Senior Subordinated Notes

As fully described in Note 12, Debt, to the consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2008, our borrowings include proceeds under our six-year senior secured $300.0 revolving credit facility, a seven-year $1,310.0 term loan (collectively, the “2007 Credit Agreement”) and $600.0 in 9% Senior Subordinated Notes due 2017.

At December 31, 2008 and June 30, 2008, $206.0 and $192.5, respectively, was outstanding under the revolving credit facility; $1,188.8 and $1,194.9, respectively, was outstanding under the term loan in the United States; $104.0 and $117.8, respectively, was outstanding under the term loan made available to one of our German subsidiaries; $600.0 was outstanding under the Senior Subordinated Notes.  Additionally, other obligations of $0.9 were outstanding at December 31, 2008.

Interest expense for the three-months ended December 31, 2008 and 2007 was $40.0 and $46.8, respectively, including amortization of deferred financing fees $2.1 for each period.  Interest expense for the six-months ended December 31, 2008 and 2007 was $80.7 and $92.3, respectively, including the amortization of deferred financing fees of $4.2 for each period.  The weighted average interest rate on our borrowings for both the three and six-months ended December 31, 2008 and 2007 was 6.8% and 7.7%, respectively.

Lines of Credit and Overdraft Facilities

As of December 31, 2008 and June 30, 2008, international lines of credit and overdraft facilities totaled $45.1 and $55.1, respectively, of which $21.5 and $12.3 were outstanding.  The weighted average interest rates on outstanding borrowings at December 31, 2008 and June 30, 2008 were 3.3% and 5.5%, respectively. These lines of credit are subject to renewal annually. As of both December 31, 2008 and June 30, 2008, there were $2.6 of stand-by letters of credit serving as security for real estate leases entered into by WRC Media and $2.0 held as security for a surety bond related to sweepstakes promotions.   There were no trade letters of credit as of December 31, 2008 and as of June 30, 2008, there were trade letters of credit of $0.8.

(9)           Derivative Instruments

As described in Note 8, Financial Instruments, to the consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2008, on April 19, 2007, we entered into interest rate swap agreements with a notional value totaling $750.0, involving the exchange of floating for fixed-rate interest payments, to reduce interest rate volatility and to comply with the interest rate hedging provisions of our 2007 Credit Agreement.  The transactions included $450.0 of 3-year interest rate swaps and $300.0 of 5-year interest rate swaps.  In each case, we will receive floating-rate interest payments that offset the LIBOR component of the interest due on some of our floating-rate debt and make fixed-rate interest payments over the life of the respective interest rate swaps.  The fixed interest rate under the 3-year swaps is 4.89% and the fixed interest rate under the 5-year swaps is 4.94%.

Additionally, we evaluate whether the creditworthiness of each swap counterparty is such that default on its obligations under the swap is not probable.  We also assess whether the LIBOR-based interest payments are probable of being paid under the loans at the inception and, on an ongoing basis (no less than once each quarter), during the life of each hedging relationship.

During the three-months ended December 31, 2008 and 2007, the fair market value of our interest rate swaps decreased, resulting in an unrealized loss of $19.2 and $11.0, respectively, net of deferred tax benefits of $11.4 and $6.5, respectively. For the six-months ended December 31, 2008 and 2007, the fair market value of our interest rate swaps decreased, resulting in an unrealized loss of $20.2 and $20.9, respectively, net of deferred tax benefits of $12.1 and $12.5, respectively.  These changes are reported in Accumulated other comprehensive (loss) gain, which is included in Stockholder’s (deficit) equity on the December 31, 2008 and June 30, 2008 balance sheets.

(10)            Income Taxes

During the six-months ended December 31, 2008 and 2007, we recorded an income tax expense (benefit) of $13.8 and $(8.5), respectively. The increase in the tax provision from December 2007 to December 2008 primarily relates to the tax liability on our foreign earnings and the establishment of deferred tax liabilities for which no current benefit is allowed due to the establishment of valuation allowance on our net operating loss carryforwards.  A discrete income tax benefit of $(1.0) was recorded in the six-months ended December 31, 2008 principally related to a change in an opening deferred tax balance of a foreign subsidiary.

The deferred tax assets related to the net operating losses, alternative minimum tax credits and foreign tax credits of our domestic companies and certain net operating losses of our foreign companies have been fully offset with valuation allowances as we have determined it more likely than not that the benefit of these assets will not be realized.  On an ongoing basis, we reassess the need for such valuation allowances based on recent operating results, its assessment of the likelihood of future taxable income and developments in the relevant tax jurisdictions.

In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of SFAS 109 (“FIN 48”).  Among other things, FIN 48 provides guidance to address uncertainty in tax positions and clarifies the accounting for income taxes by prescribing a minimum recognition threshold which income tax positions must achieve before being recognized in the financial statements.  We adopted FIN 48 on October 1, 2007, and were not required to record a change to retained earnings due to the adoption. The amount of unrecognized tax benefits, including interest, from uncertain tax positions at December 31, 2008 is $33.1 including $18.4 of unrecognized tax benefits, that, if recognized, would impact the effective tax rate and $14.7 of tax positions arising from business combinations that, if recognized, would be recorded as an adjustment to goodwill and would not impact the effective tax rate.  During the quarter ended December 31, 2008, we favorably resolved various domestic and foreign income tax audits resulting in the reduction of uncertain tax positions amounting to $11.6, $2.9 of which adjusts goodwill and the balance of $8.7 was offset by fully reserved deferred tax assets.  Furthermore, for the six-months ended December 31, 2008, we recorded $9.1 of additional uncertain tax positions, which were offset by fully reserved deferred tax assets.  We recognize interest and, if applicable, penalties which could be assessed related to unrecognized tax benefits in income tax expense.

As of October 2008, the Company has settled the federal IRS audits for the tax years ended June 30, 2004 and June 30, 2005.  The settlement of these audits did not have a material affect on the Company’s financial statements for the six-months ending December 31, 2008.  The Company continues to have routine ongoing income tax audits in various taxing jurisdictions.

We consider many factors when evaluating and estimating our tax positions and tax benefits, which may require periodic adjustments and which may not accurately anticipate actual outcomes.   It is reasonably possible that the amount of the unrecognized benefit with respect to certain of our unrecognized tax positions will significantly increase or decrease within the next twelve months. These changes may be the result of the settlement of ongoing audits or final decisions in transfer pricing matters. At this time, an estimate of the range of the reasonably possible outcomes cannot be made.

(11)           Accumulated other comprehensive (loss) gain

Accumulated other comprehensive (loss) gain as reported in our balance sheets represents, foreign currency translation adjustments, the unrealized loss on our derivatives and deferred pension liabilities and other retirement benefits.  The components of other comprehensive (loss) gain, net of related tax, for the three and six-months ended December 31, 2008 and 2007 were as follows:

	Three-months ended		Six-months ended
	December 31,		December 31,
	2008	2007	2008	2007
Net (loss) income	$(34.1)	$17.3	$(190.6)	$(105.7)
Change in:
Foreign currency translation adjustments	(88.0)	0.5	(162.3)	(1.2)
Unrealized loss on derivatives, net of deferred tax benefits of $11.4 and $6.5, respectively, for the three-months ended December 31, 2008 and 2007 and $12.1 and $12.5, respectively, for the six-months ended December 31, 2008 and 2007	(19.2)	(11.0)	(20.2)	(20.9)
Deferred pension liabilities and other retirement benefits, net of deferred tax benefit of $(4.2)	-	-	(7.0)	-

Accumulated other comprehensive (loss) gain	$(141.3)	$6.8	$(380.1)	$(127.8)

(12)             Equity-Based Compensation

In July 2007, upon the recommendation of the Compensation Committee of our Board of Directors, the Board of Directors of RDA Holding Co. (the “Holding Co. Board”) approved the RDA Holding Co. 2007 Omnibus Incentive Compensation Plan (the “2007 Plan”).  All of our prior existing employee incentive compensation plans were terminated upon the completion of the Acquisition Transaction.  Under the 2007 Plan, the Holding Co. Board may grant to eligible directors, employees and consultants stock options, stock appreciation rights, restricted stock awards (“RSAs”), restricted stock units (“RSUs”), and other equity-based or equity related awards in RDA Holding Co. that the Holding Co. Board determines, in consultation with the Compensation Committee of our Board of Directors, are consistent with the purpose of the 2007 Plan and our best interests.  The Holding Co. Board may grant up to a maximum of 5.0 million shares under the 2007 Plan, net of forfeitures and expirations.  During the first quarter of fiscal 2009, the Board of Directors amended the 2007 Plan to increase the number of shares available for grant by 0.4 million, to 5.4 million, net of forfeitures and expirations.

During the six-months ended December 31, 2008 the Holding Co. Board granted approximately 0.5 million stock options. There were no stock options granted during the three-months ended December 31, 2008. During the three and six-months ended December 31, 2008, 0.02 and 0.04 million shares of restricted stock and 0.01 and 0.03 million shares of restricted stock units, respectively, were granted to certain directors, employees and consultants of our company.  During the three and six-months ended December 31, 2007 the Holding Co. Board granted approximately 2.3 and 3.3 million stock options, 0.2 and 1.3 million shares of RSAs and 0.2 and 0.4 million shares of RSUs to certain directors, employees and consultants of our company, respectively.

In general, granted stock options vest over four years, have 10-year contractual terms and are exercisable upon the occurrence of certain liquidity events, as defined in the 2007 Plan.  The weighted average exercise price of all stock options granted is $10.00.  The exercise price of all options was deemed equal to the estimated market value of RDA Holding Co.’s common stock at the date of grant.  The weighted average grant date fair value of RSAs and RSUs granted during the three-months ended December 31, 2008 and December 31, 2007 are $9.95 and $10.00, respectively.  The weighted average grant date fair value of RSAs and RSUs for the six-months ended December 31, 2008 and December 31, 2007 is $9.98 and $10.00, respectively.  In general, 50% of granted RSAs and RSUs become vested upon the occurrence of a liquidity event, as defined, and the other 50% upon the first anniversary of the occurrence of a liquidity event.

The fair value of each stock option award is estimated on the date of grant using the Black-Scholes option valuation model that uses the assumptions noted in the following table.  As there is no public market for RDA Holding Co.’s stock, the expected volatility was based on the average volatility of historical closing stock prices of comparable guideline companies over the expected term of the option. The risk-free interest rate for the periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. The expected term of options granted is based upon management’s estimate for the period of time for which options are expected to be outstanding. We have no historical stock option exercise experience and have estimated the expected term of options using the vesting period of the options, the expected period to consummate a liquidity event and the mid-point between the vesting date and the end of the contractual term.

	Three-months ended		Six-months ended
	December 31,		December 31,
Assumptions	2008	2007	2008	2007
Expected volatility	N/A	32.38% - 41.97%	40.66%	32.38% - 41.97%
Expected term (years)	N/A	4-6	6	4-6
Risk-free interest rate	N/A	4.13% - 5.05%	2.68%	4.13% - 5.05%
Expected dividend yield	N/A	0%	0%	0%

A summary of stock option activity under the 2007 Plan for the six-months ended December 31, 2008 is as follows:

	Shares (000’s)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term
Options
Outstanding at June 30, 2008	2,991	$10.00	9.2 years
Granted	509	10.00
Forfeited or expired	(185)	10.00
Outstanding at December 31, 2008	3,315	10.00	8.8 years
Vested or expected to vest at December 31, 2008	3,315	10.00	8.8 years
Exercisable at December 31, 2008	1,470	$10.00	8.7 years

The weighted-average fair value of options granted during the six-months ended December 31, 2008 was $4.31. There were no options granted during the three-months ended December 31, 2008.  The weighted average fair value of options granted during both the three and six-months ended December 31, 2007 was $4.58.  No options were exercised during the six-months ended December 31, 2008.

A summary of RSAs and RSUs activity under the 2007 Plan for the six-months ended December 31, 2008 is as follows:

	RSAs		RSUs
	Shares (000’s)	Weighted Average Grant-Date Fair Value	Shares (000’s)	Weighted Average Grant-Date Fair Value
Nonvested at June 30, 2008	1,008	$10.00	230	$10.00
Granted	37	9.98	31	9.98
Vested	-	-	-	-
Forfeited	(211)	10.00	(13)	10.00
Nonvested at December 31, 2008	834	$10.00	248	$10.00

Stock based compensation expense is pushed down to us from RDA Holding Co.  For the three-months ended December 31, 2008, stock based compensation expense of $0.5 and the related income tax benefit of $0.2, was recognized for stock options and RSUs that are not subject to the liquidity event provisions of the 2007 Plan. For the six-months ended December 31, 2008, stock based compensation expense of $1.1 and the related income tax benefit of $0.4, was recognized for stock options and RSUs that are not subject to the liquidity event provisions of the 2007 Plan.  Total unrecognized compensation expense related to stock awards without a liquidity event provision, as defined, was $2.7, which will be recognized over a weighted average period of 2.16 years on a straight-line basis over the requisite service period for each separately vesting portion of the stock option award.

As of December 31, 2008, it was determined that it was not probable that the liquidity event, as defined, will be satisfied. As of December 31, 2008, total stock options, RSAs and RSUs outstanding with these liquidity provisions was 1.3 million, 0.8 million and 0.2 million, respectively. As a result, no compensation expense was recognized during the three or six-months ended December 31, 2008 or December 31, 2007 for stock options, RSAs and RSUs with liquidity event provisions.  Total unrecognized compensation expense related to these stock options, RSAs and RSUs for the period ending December 31, 2008 are $6.2, $8.3 and $2.5, respectively.  Total unrecognized compensation expense related to these stock options, RSAs and RSUs for the period ended December 31, 2007 were $6.4, $12.0 and $2.2, respectively.

(13)           Pension Information

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

    The table below details the components of our net periodic pension benefit:

	Three-months ended		Six-months ended
	December 31,		December 31,
	2008	2007	2008	2007
Service cost	$2.4	$4.2	$5.1	$8.2
Interest cost	11.7	12.5	24.2	25.0
Expected return on plan assets	(19.8)	(21.0)	(40.5)	(41.8)
Amortization of prior service credit	-	-	(0.1)	-
Recognized actuarial gain	(0.5)	(0.1)	(1.1)	(0.2)
Curtailments	-	(0.1)	-	(1.1)
Net periodic pension benefit	$(6.2)	$(4.5)	$(12.4)	$(9.9)

    For the three-months ended December 31, 2008 and December 31, 2007 approximately $1.7 and $2.0, respectively, was contributed to our international pension plans.   For the six-months ended December 31, 2008 and December 31, 2007 approximately $3.5 and $4.1, respectively, was contributed to our international pension plans.  Because our retirement plan in the United States is over-funded, we did not make any contributions during the three or six-months ended December 31, 2008.  The U.S. supplemental retirement plans are not qualified under the Internal Revenue Code because they are available only to certain executives.  We pay the benefits under these unfunded plans as the obligations are incurred.  For the three-months ended December 31, 2008 and 2007 we paid $1.9 and $1.7, respectively.  We paid $4.2 and $5.1 during the six-months ended December 31, 2008 and December 31, 2007, respectively.

We also sponsor certain postretirement benefit plans in the U.S. and Canada.  The table below details the components of our net periodic postretirement cost:

	Three-months ended		Six-months ended
	December 31,		December 31,
	2008	2007	2008	2007
Service cost	$0.1	$0.1	$0.1	$0.3
Interest cost	0.5	1.0	0.9	1.9
Amortization of prior service credit	(0.6)	-	(1.0)	-
Recognized actuarial gain	(0.4)	-	(0.8)	-
Net periodic postretirement (benefit) cost	$(0.4)	$1.1	$(0.8)	$2.2

(14)           Revenues and Operating (Loss) Profit by Reportable Segment

The accounting policies of our segments are the same as those described in Note 15, Segments, in the consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2008.  See “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Our Reportable Segments” in this Quarterly Report for additional information on our segment reporting.

Reportable segments are based on our method of internal reporting.  We present our segments’ revenues as if the intercompany transactions were with third parties.  Revenues and expenses attributable to intercompany transactions are eliminated to reconcile our reportable segment amounts to consolidated amounts, as reported in our consolidated statements of operations.

As described in Note 3, Discontinued Operations, we sold TOHE, QSP and BAF.  TOHE was part of the Reader’s Digest United States reporting segment. QSP and BAF were part of the School & Educational Services reporting segment.  As a result, these entities have been removed from the December 31, 2008 and December 31, 2007 results and are now presented as Discontinued Operations.

	Three-months ended		Six-months ended
	December 31,		December 31,
	2008	2007	2008	2007
Revenues
Reader’s Digest United States	$222.5	$236.1	$395.4	$428.4
Reader’s Digest International	404.0	478.9	756.6	831.9
School & Educational Services	24.6	33.7	46.4	62.6
Intercompany eliminations	(2.3)	(5.1)	(6.0)	(12.4)
Purchase accounting related adjustment (1)	(6.8)	(40.1)	(14.2)	(83.7)
Total revenues	$642.0	$703.5	$1,178.2	$1,226.8
Operating profit (loss)
Reader’s Digest United States	$29.5	$35.2	$25.1	$37.6
Reader’s Digest International	38.2	69.3	13.0	61.8
School & Educational Services	(0.9)	5.3	(7.3)	4.1
Corporate unallocated(2)	(3.6)	(24.1)	(19.5)	(44.6)
Other operating items, net(3)	(19.3)	(7.8)	(21.8)	(8.6)
Purchase accounting related adjustment (1)	(6.8)	(40.1)	(14.2)	(83.7)
Operating profit (loss)	$37.1	$37.8	$(24.7)	$(33.4)

Intercompany eliminations
Reader’s Digest United States	$(1.1)	$(3.7)	$(3.7)	$(9.6)
Reader’s Digest International	(1.2)	(1.4)	(2.3)	(2.7)
School & Educational Services	-	-	-	(0.1)
Total	$(2.3)	$(5.1)	$(6.0)	$(12.4)

(1)	Purchase accounting related fair value adjustments to reduce unearned revenues. This charge was not included in the segment results reviewed by the chief operating decision maker.

(2)
Corporate unallocated includes expenses for the cost of governance and centrally managed expenses, including adjustments related to our global management incentive plans, as well as the accounting for U.S. pension plans, postretirement healthcare costs, and other costs that are not allocated to the reportable segments, such as the amortization of intangible assets.  Governance and centrally managed expenses include costs for departments such as corporate finance, general corporate management, legal, public relations and treasury and for related information technology and facility costs incurred by these departments.

(3)
Other operating items, net, include restructuring, contractual charges and a gain on sales of certain non-strategic assets and, therefore, are not included in segment results reviewed by our chief operating decision maker.

(15)            Guarantor and Non-Guarantor Financial Information

The Reader’s Digest Association, Inc. is the issuer of the Senior Subordinated Notes (“Notes”).  Our domestic subsidiaries that guarantee our 2007 Credit Agreement (collectively, the “Guarantor Subsidiaries”) jointly and severally irrevocably and unconditionally guarantee, on an unsecured senior subordinated basis, our obligations under the Notes.  The Guarantor Subsidiaries do not include foreign subsidiaries, domestic subsidiaries whose assets substantially consist of voting stock of one or more foreign subsidiaries, or non-wholly-owned subsidiaries (subject to certain limited exceptions such as in the event that such non-wholly-owned subsidiary guarantees debt issued in a capital markets transaction).  Our subsidiaries that are not Guarantor Subsidiaries (collectively, the “Non-Guarantor Subsidiaries”) are not guarantors of the Notes or the 2007 Credit Agreement.

The following tables present condensed consolidating financial information as of December 31, 2008, June 30, 2008 and for the three and six-months ended December 31, 2008 and 2007 for the parent guarantor, (RDA on a standalone basis), Guarantor Subsidiaries on a combined basis, Non-Guarantor Subsidiaries on a combined basis and RDA on a consolidated basis.

Consolidated condensed balance sheet as of December 31, 2008:

	Issuer Parent - RDA	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Total Eliminations	Consolidated
Assets
Current assets	$48.4	$479.2	$390.8	$(198.6)	$719.8
Property, plant and equipment, net	27.7	30.6	28.5	-	86.8
Goodwill	-	628.5	830.0	-	1,458.5
Other intangible assets, net	-	361.8	512.3	-	874.1
Prepaid pension assets	273.3	-	28.0	-	301.3
Investments in subsidiaries	2,115.5	6.2	-	(2,121.7)	-
Intercompany noncurrent receivables	13.7	0.4	99.5	(113.6)	-
Other noncurrent assets	(16.6)	124.6	16.7	-	124.7
Total assets	$2,462.0	$1,631.3	$1,905.8	$(2,433.9)	$3,565.2

	Issuer Parent - RDA	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Total Eliminations	Consolidated
Liabilities and stockholder’s (deficit) equity
Current liabilities	$331.4	$431.2	$389.9	$(198.6)	$953.9
Long-term debt	1,983.5	-	102.9	-	2,086.4
Unearned revenues	-	150.7	3.2	-	153.9
Accrued pension	61.0	-	14.7	-	75.7
Postretirement and postemployment benefits other than pensions	20.2	-	2.1	-	22.3
Intercompany noncurrent payables	99.5	11.7	2.4	(113.6)	-
Other noncurrent liabilities	101.2	131.7	164.1	-	397.0
Total liabilities	$2,596.8	$725.3	$679.3	$(312.2)	$3,689.2
Stockholder’s (deficit) equity	(134.8)	906.0	1,226.5	(2,121.7)	(124.0)
Total liabilities and stockholder's (deficit) equity	$2,462.0	$1,631.3	$1,905.8	$(2,433.9)	$3,565.2

Consolidated condensed balance sheet as of June 30, 2008:

	Issuer Parent - RDA	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Total Eliminations	Consolidated
Assets
Current assets	$5.0	$539.1	$465.1	$(73.3)	$935.9
Property, plant and equipment, net	23.5	37.0	38.6	-	99.1
Goodwill	-	633.7	987.5	-	1,621.2
Other intangible assets, net	-	373.9	527.6	-	901.5
Prepaid pension assets	257.5	-	33.4	-	290.9
Investments in subsidiaries	2,392.0	5.9	-	(2,397.9)	-
Intercompany noncurrent receivables	14.1	-	125.3	(139.4)	-
Other noncurrent assets	38.0	55.5	20.1	3.9	117.5
Total assets	$2,730.1	$1,645.1	$2,197.6	$(2,606.7)	$3,966.1

	Issuer Parent - RDA	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Total Eliminations	Consolidated
Liabilities and stockholder’s equity
Current liabilities	$238.1	$387.5	$423.5	$(65.9)	$983.2
Long-term debt	1,974.1	-	117.8	-	2,091.9
Unearned revenues	-	134.6	3.0	-	137.6
Accrued pension	62.9	-	21.1	-	84.0
Postretirement and postemployment benefits other than pensions	23.1	-	2.4	-	25.5
Intercompany noncurrent payables	125.3	11.7	2.4	(139.4)	-
Other noncurrent liabilities	79.6	145.8	166.8	(3.3)	388.9
Total liabilities	$2,503.1	$679.6	$737.0	$(208.6)	$3,711.1
Stockholder’s equity	227.0	965.5	1,460.6	(2,398.1)	255.0
Total liabilities and stockholder's equity	$2,730.1	$1,645.1	$2,197.6	$(2,606.7)	$3,966.1

Consolidated condensed statement of operations for the three-months ended December 31, 2008:

	Issuer Parent - RDA	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Total Eliminations	Consolidated
Revenues	$20.0	$264.9	$359.3	$(2.2)	$642.0
Product, distribution and editorial expenses	16.7	108.6	148.2	(2.2)	271.3
Promotion marketing and administrative expenses	17.3	118.0	179.0	-	314.3
Other operating items, net	5.6	0.7	13.0	-	19.3
Operating (loss) profit	(19.6)	37.6	19.1	-	37.1
Interest expense	36.8	0.2	3.0	-	40.0
Other (income) expense, net	(33.1)	33.9	2.8	-	3.6
Expense (income) from investment in subsidiaries	27.1	(0.1)	-	(27.0)	-
(Loss) income before expense (benefit) for income taxes and discontinued operations	(50.4)	3.6	13.3	27.0	(6.5)
Income tax expense	1.0	0.7	13.2	-	14.9
(Loss) income from continuing operations	(51.4)	2.9	0.1	27.0	(21.4)
Income (loss) from discontinued operations (net of $1.6 of tax expense)	17.3	(30.9)	0.9	-	(12.7)
Net (loss) income	$(34.1)	$(28.0)	$1.0	$27.0	$(34.1)

Consolidated condensed statement of operations for the six-months ended December 31, 2008:

	Issuer Parent - RDA	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Total Eliminations	Consolidated
Revenues	$42.5	$463.0	$678.6	$(5.9)	$1,178.2
Product, distribution and editorial expenses	34.1	202.6	283.3	(5.9)	514.1
Promotion marketing and administrative expenses	51.4	231.8	383.8	-	667.0
Other operating items, net	3.1	1.7	17.0	-	21.8
Operating (loss) profit	(46.1)	26.9	(5.5)	-	(24.7)
Interest expense	73.8	0.1	6.8	-	80.7
Other (income) expense, net	(0.4)	(12.0)	14.5	-	2.1
Expense (income) from investment in subsidiaries	90.8	(0.2)	-	(90.6)	-
(Loss) income before expense for income taxes and discontinued operations	(210.3)	39.0	(26.8)	90.6	(107.5)
Income tax expense	2.6	5.5	5.7	-	13.8
(Loss) income from continuing operations	(212.9)	33.5	(32.5)	90.6	(121.3)
Income (loss) from discontinued operations (net of $(16.8) of tax benefit)	22.3	(89.0)	(2.6)	-	(69.3)
Net (loss) income	$(190.6)	$(55.5)	$(35.1)	$90.6	$(190.6)

Consolidated condensed statement of cash flows for the six-months ended December 31, 2008:

	Issuer Parent - RDA	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Total Eliminations	Consolidated
Net change in cash due to continuing operating activities	$(114.8)	$31.6	$(24.0)	$-	$(107.2)
Net change in cash due to discontinued operating activities	(1.0)	(25.6)	0.8	-	(25.8)
Net change in cash due to operating activities	(115.8)	6.0	(23.2)	-	(133.0)
Net change in cash due to investing activities	94.2	(3.7)	13.4	-	103.9
Net change in cash due to financing activities	7.4	-	10.7	-	18.1
Effect of exchange rate changes on cash and cash equivalents	16.3	-	(14.5)	-	1.8
Cash and cash equivalents at beginning of the period	4.6	3.9	70.9	-	79.4
Cash and cash equivalents at end of the period	$6.7	$6.2	$57.3	$-	$70.2

Consolidated condensed statement of operations for the three-months ended December 31, 2007:

	Issuer	Guarantor	Non-Guarantor	Total
	Parent – RDA	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Revenues	$23.5	$265.8	$419.2	$(5.0)	$703.5
Product, distribution and editorial expenses	16.2	114.8	167.5	(5.0)	293.5
Promotion, marketing and administrative expenses	39.7	125.7	199.0	-	364.4
Other operating items, net	3.4	2.0	2.4	-	7.8
Operating (loss) profit	(35.8)	23.3	50.3	-	37.8
Interest expense	43.0	-	3.8	-	46.8
Other (income)expense, net	(17.4)	0.2	14.5	-	(2.7)
(Income) expense from investment in subsidiaries	(77.9)	(0.1)	-	78.0	-
Income (loss) before (benefit) expense from income taxes and discontinued operations	16.5	23.2	32.0	(78.0)	(6.3)
Income tax (benefit) expense	(0.8)	(2.4)	7.9	-	4.7
Income (loss) from continuing operations	17.3	25.6	24.1	(78.0)	(11.0)
Income from discontinued operations (net of $(0.4) of tax benefit)	-	24.3	4.0	-	28.3
Net income (loss)	$17.3	$49.9	$28.1	$(78.0)	$17.3

Consolidated condensed statement of operations for the six-months ended December 31, 2007:

	Issuer	Guarantor	Non-Guarantor	Total
	Parent - RDA	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Revenues	$47.5	$470.6	$720.7	$(12.0)	$1,226.8
Product, distribution and editorial expenses	28.0	226.4	297.5	(12.0)	539.9
Promotion, marketing and administrative expenses	77.9	242.5	391.3	-	711.7
Other operating items, net	(4.8)	12.2	1.2	-	8.6
Operating (loss) profit	(53.6)	(10.5)	30.7	-	(33.4)
Interest expense	85.7	-	6.6	-	92.3
Other (income) expense, net	(26.4)	0.4	21.1	-	(4.9)
(Income) expense from investment in subsidiaries	(5.6)	(0.4)	-	6.0	-
(Loss) income before benefit from income taxes and discontinued operations	(107.3)	(10.5)	3.0	(6.0)	(120.8)
Income tax (benefit)	(1.6)	(3.9)	(3.0)	-	(8.5)
(Loss) income from continuing operations	(105.7)	(6.6)	6.0	(6.0)	(112.3)
Income from discontinued operations (net of $(0.6) of tax benefit)	-	4.2	2.4	-	6.6
Net (loss) income	$(105.7)	$(2.4)	$8.4	$(6.0)	$(105.7)

Consolidated condensed statement of cash flows for the six-months ended December 31, 2007:

	Issuer	Guarantor	Non-Guarantor	Total
	Parent - RDA	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net change in cash due to continuing operating activities	$(37.1)	$(4.0)	$42.3	$-	$1.2
Net change in cash due to discontinued operating activities	-	(2.1)	1.0	-	(1.1)
Net change in cash due to operating activities	(37.1)	(6.1)	43.3	-	0.1
Net change in cash due to investing activities	(2.6)	3.0	(4.3)	-	(3.9)
Net change in cash due to financing activities	61.5	-	7.5	-	69.0
Effect of exchange rate changes on cash and cash equivalents	(0.3)	-	5.0	-	4.7
Cash and cash equivalents at beginning of the period	1.6	5.2	43.4	-	50.2
Cash and cash equivalents at end of the period	$23.1	$2.1	$94.9	$-	$120.1

(16)      Subsequent Event

On January 28, 2009, The Reader’s Digest Association, Inc. (the “Company”) announced that it will adopt a global “Recession Plan” to strengthen its financial performance in the current economy, including a planned reduction of approximately eight percent of its current global workforce.  The Company anticipates that it will record charges related to the Recession Plan for severance and other costs in the third quarter of fiscal 2009.  The severance and associated costs are determined based on the Company’s existing severance plans.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

The following discussion and analysis supplements the Management's Discussion and Analysis in our Annual Report on Form 10-K for the year ended June 30, 2008 and presumes that the readers have read or have access to that discussion and analysis.  The following discussion and analysis includes historical and certain forward-looking information that should be read together with the accompanying consolidated financial statements, related footnotes, and the discussion below of certain risks and uncertainties that could cause future operating results to differ materially from historical results or from the expected results indicated by forward-looking statements.  Actual results may differ materially from those suggested by our forward-looking statements for various reasons, including those discussed in the “Risk Factors” and “Disclosure Regarding Forward Looking Statements” sections of our Annual Report on Form 10-K for the fiscal year ended June 30, 2008. We do not have any intention or obligation to update forward-looking statements. Certain amounts and percentages do not recalculate due to rounding.  All references to dollars in this discussion and analysis are in millions.

References in this Management's Discussion and Analysis section to “we,” “us” and “our” are to The Reader’s Digest Association, Inc. and its subsidiaries.  All references to 2008 and 2007, unless otherwise indicated, are to fiscal 2009 and fiscal 2008, respectively.

Basis of Presentation

We report on a fiscal year that begins July 1 and is for the period from July 1 through June 30.  The three and six-months ended December 31, 2008 and 2007 are the first and second fiscal quarters of 2009 and 2008, respectively.

During the first half of fiscal 2009, we sold our home party planning business Taste of Home Entertaining, Inc. (“TOHE”); our schools and youth fundraising business consisting of QSP, Inc., Quality Service Programs, Inc., and their affiliated subsidiaries in the United States and Canada (“QSP”); and the principal operating assets of Books Are Fun, Ltd. (“BAF”), our display-marketing business, in connection with our exit of this business. As a result, TOHE, QSP and BAF are classified as discontinued operations for all periods presented in the consolidated financial statements.   Loss from discontinued operations, net of taxes, was $12.7 and $69.3 for the three and six-months ended December 31, 2008, respectively.  Income from discontinued operations, net of taxes, was $28.3 and $6.6 for the three and six-months ended December 31, 2007, respectively. See Note 3, Discontinued Operations, for more information.

Our Reportable Segments

Our business is organized and reports across three business segments: Reader’s Digest United States, Reader’s Digest International and School & Educational Services.  See Note 14, Revenues and Operating (Loss) Profit by Reportable Segment, within this report, for additional information.

Three-Months Ended December 31, 2008, Compared With Three-Months Ended December 31, 2007

Revenues during the second quarter of fiscal 2009 decreased $61.5 to $642.0, as compared to $703.5 during the comparable period in fiscal 2008.  In connection with the purchase method of accounting prescribed in SFAS No. 141, the fair value of our unearned revenue was reduced to establish a new accounting basis as of March 2, 2007 which reduced revenues by $6.8 and $40.1 during the second quarter of fiscal 2009 and 2008, respectively.  Excluding the unearned revenue adjustment, revenues continued to decline across all of our segments by $94.8, which includes $56.7 of a negative impact from changes in foreign currency exchange rates, as we continued to feel the impact of the tightening of the global economy in the United States and internationally where we were more significantly negatively impacted.  This decrease in our segments was offset slightly by a $2.8 reduction of inter-segment sales, and the related elimination, during the second quarter of fiscal 2009.

Our United States business segment revenues during the second quarter of fiscal 2009 decreased $13.6 to $222.5, as compared to $236.1 during the comparable period in 2008.  Lower revenues were mostly driven by our RD Community Affinity and were largely the result of a planned rate base reduction, decreased advertising revenues, lower book sales and the absence of Young Families revenue due to our decision to exit the product line during fiscal 2008.  Our Food & Entertaining Affinity contributed further to the revenue decrease largely due to the timing of certain of our book sales as several new book launches were strategically moved into the second half of fiscal 2009 and declines in our Taste of Home annual membership mailing.  These declines were partially offset by higher advertising revenues at Allrecipes.com, increased revenue at Every Day with Rachael Ray from a higher rate base along with increased sales of our Home and Health Affinity products.

Our International business segment revenues during the second quarter of fiscal 2009 decreased $74.9 to $404.0, as compared to $478.9 during the comparable period in fiscal 2008.  Excluding the negative effect of foreign currency translation, our International business segment experienced a net decrease in revenues of $18.2 during the second quarter of 2009.  This decrease was mainly the result of lower single sales pulls, a smaller active customer base and lower mail quantities primarily in the United Kingdom and France. In addition, and to a lesser extent, lower revenues from single sales, kiosk sales and advertising in Canada and Mexico contributed to the decline.  The decrease in revenue was offset, in part, by price increases in Russia.

Our School & Educational Services business segment revenues during the second quarter of fiscal 2009 decreased $9.1 to $24.6, as compared to $33.7 during the comparable period in fiscal 2008.  The decrease in revenue was principally due to Weekly Reader Publishing Group and CompassLearning experiencing challenging educational market conditions as schools reevaluated their funding in the current economic environment.  In addition, in fiscal 2008 certain unprofitable lines of business were curtailed or sold at Weekly Reader Publishing Group contributing to the quarter-over-quarter revenue decline.

Operating Profit (Loss)

The operating profit during the second quarter of fiscal 2009 decreased $0.7 to $37.1, as compared to $37.8 during the comparable period in fiscal 2008.  The reduction of unearned revenue, as described in the “Revenues” section above, reduced operating profits during the second quarters of fiscal 2009 and 2008 by $6.8 and $40.1, respectively.  Excluding this adjustment, the operating results during the second quarter of fiscal 2009 decreased by $34.0 to $43.9 from $77.9 during the comparable period in fiscal 2008.  Our operating profits were also negatively impacted by workforce reduction actions across all of our segments.

Our United States business segment operating profit during the second quarter of fiscal 2009 decreased $5.7 to $29.5, as compared to $35.2 during second quarter of fiscal 2008. This decrease was attributable to softness of advertising and lower book sales volumes through our retail channels in the RD Community Affinity, costs attributable to the third quarter launch of Purpose Driven Connection in our Home and Health Affinity and a planned shift in the timing of shipments on several books to the second half of 2009 in our Food & Entertaining Affinity.

The operating profit within our International business segment during the second quarter of fiscal 2009 decreased $31.1 to $38.2, as compared to $69.3 during the second quarter of fiscal 2008.  Excluding the negative effect of foreign currency exchange rates, our International business segment experienced a net decrease of $25.3.  The decrease was largely the result of the declines in revenues discussed above combined with increased postal costs in some of our European markets, most notably in Russia, and higher production costs in Asia.

Our School & Educational Services business segment operating profit during the second quarter of fiscal 2009 decreased $6.2 to an operating loss of $0.9, as compared to an operating profit of $5.3 during the comparable period in fiscal 2008.  This decrease was principally attributable to a decrease in operating profit from CompassLearning due to revenue declines resulting from current market conditions in the education market.

These declines in operating profit were offset, in part, by a reduction of Corporate unallocated costs largely driven by lower estimated costs accrued, primarily during the second quarter of fiscal 2009, for our management incentive plans, which are measured against our expected operating results; changes to the Company’s Retirement Plans during fiscal 2008 resulting in a decrease in pension and postretirement costs; and lower stock compensation expense during the second quarter of fiscal 2009.

The operating loss was fueled further by an increase in restructuring and severance costs reported in other operating items. During the second quarter of fiscal 2009, we formulated and announced a plan to outsource our internal IT function and, as a result, recognized severance costs related to that plan estimated at $15.8.

Interest Expense

Interest Expense decreased $6.8 to $40.0 during the second quarter of fiscal 2009, as compared with $46.8 during the comparable period in fiscal 2008.  This decline is principally due to lower interest rates during the second quarter of fiscal 2009.

Income Taxes

During the second quarter of fiscal 2009 and fiscal 2008, we recorded an income tax expense of $14.9 and $4.7, respectively.  The expenses recorded during these periods primarily relates to the tax liability on our foreign earnings and the establishment of deferred tax liabilities for which no current benefit is allowed due to the existence of valuation allowances on our net operating loss carryforwards.  The increase of $10.2 in the tax expense in fiscal 2009 primarily relates to the increase in foreign tax expense due to greater foreign taxable income during fiscal 2009.

Six-Months Ended December 31, 2008, Compared With Six-Months Ended December 31, 2007

Revenues during the first half of fiscal 2009 decreased $48.6 to $1,178.2, as compared to $1,226.8 during the first half of fiscal 2008.  In connection with the purchase method of accounting prescribed in SFAS No. 141, the fair value of our unearned revenue was reduced to establish a new accounting basis as of March 2, 2007 which decreased revenues by $14.2 and $83.7 during the first half of fiscal 2009 and fiscal 2008, respectively.  Excluding the unearned revenue adjustment, revenues declined across all of our segments by $118.1, which includes $37.2 of a negative impact from changes in foreign currency exchange rates, and was largely the result of a global tightening of economic conditions that continues to have a negative impact on advertising revenues and consumer spending and across many of our magazine, book, music and video product categories.  This decrease in our segments was offset slightly by a $6.4 reduction of inter-segment sales, and the related elimination, during the first half of fiscal 2009.

Our United States business segment revenues during the first half of fiscal 2009 decreased $33.0 to $395.4, as compared to $428.4 during the first half of fiscal 2008.  The decrease in revenue was principally driven by lower advertising, subscription related revenues, and the absence of Young Families revenue due to our decision to exit the product line in Fiscal 2008 in our RD Community Affinity.  Our Food & Entertaining Affinity added slightly to the decline while our Home and Health Affinity remained flat for the period.  Continued growth in the Food & Entertaining Affinity resulting from an increased rate base and higher subscription revenue from Everyday with Rachael Ray and an increase in advertising revenue from Allrecipes.com was offset by a lower volume of book sales.

Our International business segment revenues during the first half of fiscal 2009 decreased $75.3 to $756.6, as compared to $831.9 during the comparable period in fiscal 2008.  Excluding the negative effect of foreign currency translation, our International business segment experienced a net decrease in revenues of $38.1 during the first half of fiscal 2009 when compared to the comparable period in fiscal 2008.  Revenues declined throughout our international segment with the most significant declines in the United Kingdom, France, Benelux and our Time Life business which operates across Europe.  These declines were largely due to lower mail quantities, weaker responses on our mailings during the period resulting from declines in consumer spending combined with execution issues in certain promotional mailings.

Our School & Educational Services business segment revenues during the first half of fiscal 2009 decreased $16.2 to $46.4, as compared to $62.6 during the comparable period in fiscal 2008.  The decrease in revenue was principally due to Weekly Reader Publishing Group and CompassLearning experiencing challenging educational market conditions as schools reevaluate their funding in the current economic environment along with the curtailment or sale of certain unprofitable lines of business at Weekly Reader Publishing Group during fiscal 2008.

Operating Profit (Loss)

The operating loss during the first half of fiscal 2009 decreased $8.7 to $24.7, as compared to $33.4 during the comparable period in fiscal 2008. The reduction of unearned revenue, as described in the “Revenues” section above, reduced operating profits during the first half of fiscal 2009 and fiscal 2008 by $14.2 and $83.7, respectively.  Excluding this adjustment, operating results decreased by $60.8 to an operating loss of $10.5 during the first half of fiscal 2009 from an operating profit of $50.3 during the comparable period in fiscal 2008.  Our operating profits were also negatively impacted by workforce reduction actions across all of our segments.

Our United States business segment operating profit during the first half of fiscal 2009 decreased by $12.5 to $25.1 as compared to $37.6 for the comparable period in fiscal 2008.  This decline was mainly driven by our RD Community Affinity and is directly a result of the rate base reductions in January 2008 and lower advertising revenues.  Our Health and Wellness Affinity contributed further to the deterioration of our operating margins due to upfront investment costs incurred to launch Purpose Driven Connection in the third quarter of fiscal 2009.

The operating profit within our International business segment during the first half of fiscal 2009 decreased by $48.8 to $13.0 as compared to $61.8 during the comparable period in fiscal 2008.  Excluding the negative effect of foreign currency exchange rates, our International business segment experienced a net decrease in operating profit of $41.6 during the first half of fiscal 2009 when compared to the comparable period in fiscal 2008.  The largest portion of the decline is attributable to our European business and is caused by soft mailing results, lower mail quantities due to a smaller active customer base when compared to the prior year, postal rate increases, most notably in Russia, and execution issues encountered during the current period.  Canada, Mexico and the Asia Pacific region added further to the decrease as a result of lower advertising, book sales and music sales coupled with increases in promotion and product costs in connection with new magazine investments in Canada and higher promotional expenditures in efforts to increase circulation and readership in the Asia Pacific region.

Our School & Educational Services business segment operating profit during the first half of fiscal 2009 decreased $11.4 to an operating loss of $7.3, as compared to an operating profit of $4.1 during the comparable period in fiscal 2008.  This decrease was principally attributable to a decrease in operating profit from CompassLearning due to revenue declines combined with additional charges from restructuring related activities.

These declines in operating profit were offset, in part, by a reduction of Corporate Unallocated costs largely driven by a lower estimated cost accrued, primarily during the first half of fiscal 2009, for our management incentive plans, which are measured against our expected operating results; changes to the Company’s Retirement Plans during fiscal 2008, resulting in a decrease in pension and postretirement costs; and lower stock compensation expense during the first half of fiscal 2009.

The operating loss was fueled further by an increase in restructuring and severance costs reported in other operating items. During the second quarter of fiscal 2009, we formulated and announced a plan to outsource our internal IT function and, as a result, recognized severance costs related to that plan estimated at $15.8.

Interest Expense

Interest Expense decreased $11.6 to $80.7 during the first half of fiscal 2009, compared with $92.3 during the comparable period in fiscal 2008.  This decline is principally due to lower interest rates during the first half of fiscal 2009.

Income Taxes

During the first half of fiscal 2009, we recorded an income tax expense of $13.8 as compared to an income tax benefit of $8.5 during the first half of fiscal 2008.  The expense recorded during the first half of fiscal 2009, primarily relates to the tax liability on our foreign earnings and the establishment of deferred tax liabilities for which no current benefit is allowed due to the establishment of valuation allowance on our net operating loss carryforwards.  The benefit during the first half of fiscal 2008, primarily relates to the utilization of current year domestic operating losses against taxable income from discontinued operations, partially offset by the tax effect of reversing temporary basis differences and foreign income tax expense.

Liquidity and Capital Resources

Overview

These financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America applicable to a going concern, which assumes that we will be able to meet our obligations and continue our operations over a reasonable length of time.  Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should we be unable to continue as a going concern.

Cash flows generated from operating activities are our primary source of liquidity.  Our revolving credit facility and local lines of credit internationally provide additional liquidity.  Cash and cash equivalents decreased $9.2 or 11.6% to $70.2 at December 31, 2008 from $79.4 at June 30, 2008.  We require cash principally for day-to-day operations, to service our debt, and to make principal payments on our debt.  In addition, we will require cash in the next nine months to reinvest the net cash proceeds from the sale of QSP into assets useful for our business in accordance with the terms of our debt facilities.  In recent periods, we have financed our operations with cash from operations, proceeds from the sale of non-core businesses and additional borrowings on our credit lines.

Given the current global recessionary environment, we may not generate sufficient earnings or have sufficient liquidity to operate as a going concern.  The extreme volatility in the financial, foreign exchange and credit markets globally has compounded the situation, further impacting customer orders as well as normal seasonality trends.  These factors are impacting our ability to accurately forecast our performance results and cash position.  As highlighted elsewhere in this Management's Discussion and Analysis, we have a number of initiatives underway and planned with a view of mitigating the effects of the current economic environment however; there can be no assurances that our initiatives will be adequate.

Cash Flows from Operating Activities

Cash flows used by operating activities during the first half of fiscal 2009 were $133.0 compared to cash flows provided by operating activities of $0.1 for the comparable period in fiscal 2008. This included $25.8 and $1.1 of cash used by discontinued operating activities during the first half of fiscal 2009 and fiscal 2008, respectively. Cash used by continuing operating activities during the first half of fiscal 2009 was $107.2 and cash provided by continuing operating activities during the first half of fiscal 2008 was $1.2.  This increase in cash used of $108.4 was largely driven by a decline in the amount of cash provided by a one time sign on bonus from one of our vendors in the prior period, other working capital movements and an increase in our net loss primarily as a result of decreased subscription and advertising revenues and restructuring costs.

Cash Flows from Investing Activities

Cash flows from investing activities were primarily the result of proceeds from the sale of QSP of $108.1, net of cash and normal capital expenditures of $4.2.

We routinely evaluate our business as part of our normal business strategy and continually consider business acquisitions and divestitures.

Cash Flows from Financing Activities

Net cash provided from financing activities for the first half of fiscal 2009 and 2008 was $18.1 and $69.0, respectively, and included principal payments on our long term debt of $6.6 during both the first half of fiscal 2009 and fiscal 2008, net increases in long term borrowings $6.8 and $72.7 and short term borrowings of $11.3 and $8.0, during the first half of fiscal 2009 and fiscal 2008, respectively.

Debt

As fully described in Note 12, Debt, to the consolidated financial statements included in our Annual Report for the fiscal year ended June 30, 2008, our borrowings include proceeds under our six-year senior secured $300 revolving credit facility and a seven-year $1,310 term loan (collectively, the “2007 Credit Agreement”) and $600 in 9% Senior Subordinated Notes due 2017.  In addition, we have international lines of credit and overdraft facilities available to our subsidiaries. A summary of activity for these debt instruments are as follows:

•
Senior Secured $300 Revolving Credit Facility: During the first half of fiscal 2009 and fiscal 2008, we had additional borrowings of $400.1 and $205.9, respectively, and made payments of $386.7 and $126.6, respectively.

•
$1,310 Term Loan: We are required to repay the term loan in quarterly installments in aggregate annual amounts equal to 1.0% of the initial aggregate principal amount with the full amount due on March 2, 2013.  We repaid $6.6 of principal during both the first half of fiscal 2009 and fiscal 2008.

•
$600 9% Senior Subordinated Notes: The notes mature on February 15, 2017 however are redeemable at our option throughout the term.  Please refer to Note 12 in our Annual Report on Form 10-K for the year ended June 30, 2008 for the detailed terms of the redemption.  No amounts were redeemed during the first half of fiscal 2009 and fiscal 2008.

•
International Lines of Credit and Overdraft Facilities:  As of December 31, 2008 and June 30, 2008, international lines of credit and overdraft facilities totaled $45.1 and $55.1, respectively of which $21.5 and $12.3 were outstanding.  During the first half of fiscal 2009 and fiscal 2008, we increased our amounts borrowed by $11.3 and $8.0, respectively.

We are required to prepay outstanding amounts of the 2007 Credit Agreement upon the occurrence of certain defined events, including net cash proceeds of any incurrence of new debt (as defined), certain asset sales or dispositions (as defined) and 50% of our annual excess cash flow (as defined) and is due in full on March 2, 2013.  We intend to reinvest the net cash proceeds from the sale of QSP into assets useful for our business in accordance with the terms of our debt facilities.  In the event such proceeds are not reinvested by August 2009, per the terms of the debt facilities, the proceeds must be used to permanently retire outstanding amounts of the Term Loan.  If it is necessary to arrange replacement financing for the repayment of the Term Loan, that replacement financing would be at prevailing interest rates and may or may not be available, based on present financial market conditions.

The 2007 Credit Agreement contains a number of covenants that, among other things, restrict, subject to certain exceptions, our ability to: (i) incur additional indebtedness or issue shares by subsidiaries, (ii) create liens on assets, (iii) engage in mergers or consolidations, (iv) sell assets, (v) pay dividends and distributions, (vi) make investments, loans or advances, (vii) repay subordinated indebtedness (including the Senior Subordinated Notes described below), (viii) make certain acquisitions, (ix) engage in certain transactions with affiliates, (x) enter into certain burdensome agreements, (xi) amend material agreements governing our subordinated indebtedness (including the Senior Subordinated Notes), (xii) change our lines of business and (xiii) make capital expenditures.  In addition, the 2007 Credit Agreement includes a financial covenant requiring us to comply with a maximum leverage ratio, as defined.  The 2007 Credit Agreement also contains certain defined customary affirmative covenants and events of default.  At December 31, 2008 we are in compliance with all of our financial covenants.

On December 4, 2008, Moody’s Investor Services (“Moody’s”) downgraded our corporate family rating and probability of default rating to B3 from B2, the rating on our senior secured credit facility to B2 from B1 and the rating on our senior subordinated notes to Caa2 from Caa1, all with a negative rating outlook.  On December 9, 2008, Standard & Poor’s Ratings Services (“S&P”) lowered its issue-level rating on the Company’s senior secured debt to B- from B.  The issue-level rating on the Company’s subordinated debt remains unchanged as CCC, and the Company’s corporate credit rating remains unchanged at B-.  S&P stated that the rating outlook is stable.

Sufficiency of Capital Resources

The current global economic conditions have had a negative impact on the cash flows of our businesses, and could continue to have a negative impact on our liquidity and capital resources over the near term.  There can be no assurances that our businesses will generate sufficient cash flows from operations to fund our day-to-day operations and, more importantly, our debt service obligations.  In addition, there can be no assurances that future borrowings under our 2007 Credit Agreement will be available in an amount sufficient to satisfy debt obligations or to fund other liquidity needs.  Our financial and operating performance is subject to prevailing economic and industry conditions and to financial, business and other factors, some of which are beyond our control.

If our cash flows and capital resources are insufficient to fund debt service obligations, we will likely not perform as previously anticipated or described in our Annual Report on Form 10-K for the year ended June 30, 2008.  It also may be necessary to take steps to reduce our costs, seek additional capital or restructure or refinance our indebtedness.  These actions could have a material adverse effect on our business, financial condition and results of operations.  In addition, we cannot assure the ability to take any of these actions, that these actions would be successful and permit us to meet scheduled debt service obligations or that these actions would be permitted under the terms of our existing or future debt agreements, including the indenture governing our Senior Subordinated Notes and our 2007 Credit Agreement.  For example, we may need to refinance all or a portion of our indebtedness on or before maturity. There can be no assurance that we will be able to refinance any of our indebtedness on commercially reasonable terms or at all.  In the absence of improved operating results and access to capital resources, we could face substantial liquidity problems and might be required to dispose of material assets or operations to meet our debt service and other obligations.  These actions could have a material adverse effect on our business, financial condition and results of operations.

Our ability to access capital markets is subject to market conditions and certain limitations including our credit ratings and covenant restrictions in our financing documents.  Current market conditions have further restricted our ability to access capital.  As stated above, on December 4, 2008, Moody’s downgraded our corporate family rating and probability of default rating to B3 from B2, the rating on our senior secured credit facility to B2 from B1 and the rating on our senior subordinated notes to Caa2 from Caa1, all with a negative rating outlook.  On December 9, 2008, S&P lowered its issue-level rating on our senior secured debt to B- from B, maintained the issue-level rating on our subordinated debt as CCC, and maintained our corporate credit rating at B-, with a stable rating outlook.  A further downgrade by either S&P or Moody’s could further restrict our ability to access capital.  Further, a downgrade may affect the terms under which some suppliers would be willing to continue to do business with us.

In light of the current uncertain environment, in order to bolster our liquidity and competitiveness, we have a number of initiatives planned and underway.  On January 28, 2009, we announced the adoption of a global “Recession Plan” to strengthen our financial performance in the current economy, including a planned reduction of approximately 8 percent of our current global workforce and other additional cost reduction measures across the organization including unpaid time off in both Fiscal 2009 and 2010 where permitted by laws and agreements, and the suspension of company matching contributions to the U.S. 401(k) retirement plan.  The adequacy and ultimate success of our cost reduction initiatives is uncertain and cannot be assured. We will continue to be proactive with respect to these matters and, if deemed advisable, will consider such other measures as circumstances warrant.

If we cannot maintain compliance with the financial covenants in our financing agreements or make scheduled payments or prepayments on our debt, we will be in default under those agreements and, as a result, among other things, our debt holders could declare all outstanding principal and interest to be due and payable and we could be forced into bankruptcy or liquidation or be required to substantially restructure or alter business operations or debt obligations. See Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended June 30, 2008 and Part II, Item 1A, “Risk Factors” in this Form 10-Q, for further discussion of the risks associated with our ability to service all of our existing indebtedness and ability to maintain compliance with financial covenants in our credit facilities.

Recent Accounting Standards

See Note 1, Basis of Presentation in our Notes to Consolidated Financial Statements contained in this Quarterly Report for information regarding recent accounting standards affecting us.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
(includes forward-looking information)

The functional currency for our foreign operations is the local currency.  In the normal course of business, significantly all of the transactions of our foreign operations occur in local currencies.  We purchase forward contracts to minimize the effect of fluctuating currencies on specifically identifiable transactions.  These transactions were minimal during the first two quarters of 2009.  Based on our historical experience, we expect the foreign exchange gains and losses during 2009 to be minimal.

Interest expense related to our 2007 Credit Agreement is sensitive to changes in the general level of U.S. interest rates.  Additionally, the 2007 Credit Agreement includes within the above mentioned facilities a US$100.0 term loan tranche outstanding that was made in euros to one of our German subsidiaries. Borrowings under the term loans bear interest at a rate equal to an applicable margin plus, at our option, either (a) a base rate (“Base Rate”) determined by reference to the higher of (1) the prime rate and (2) the federal funds rate plus 0.50% or (b) a Eurocurrency rate (“Eurocurrency Rate”) determined by reference to the rate for Eurocurrency deposits for a period of one, two, three or six-months or, subject to availability to the lenders, nine or twelve months, as selected by us.  For Base Rate loans and Eurocurrency Rate loans, the applicable margin is 1.00% and 2.00%, respectively.

Based on our average debt outstanding under this agreement over the past three months, a 1% change in the interest rate charged on these borrowings would have affected interest expense during the three and six-months ended December 31, 2008 by $1.8 and $3.7, respectively.

We entered into interest rate swap agreements with a notional value totaling $750.0, involving the exchange of floating- for fixed rate interest payments, to reduce interest rate volatility and to comply with the interest rate provisions of our 2007 Credit Agreement.

Additional information is available in Note 9, Derivative Instruments, in our Notes to Consolidated Financial Statements.

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

Evaluation of Effectiveness of Controls

Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this report.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in Internal Control Over Financial Reporting

In the ordinary course of business, we routinely enhance our information systems by either upgrading our current systems or implementing new systems. No change in our internal control over financial reporting occurred during the fiscal quarter ended December 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II
ITEM 1.  LEGAL PROCEEDINGS

We are defendants in various lawsuits and claims arising in the regular course of business.  Based on the opinions of management and counsel for these matters, we believe that recoveries, if any, by plaintiffs and claimants would not materially affect our financial position or results of operations.

ITEM 1A.  RISK FACTORS

There have been no material changes to our Risk Factors as previously disclosed in our Annual Report on Form 10-K for the year ended June 30, 2008, except as set forth below.  The following are additional risks affecting the company:

The sustained and expanding financial crisis and economic downturn could continue to have a negative impact on our liquidity, results of operations and financial condition, as well as our ability to accurately forecast our results, and it may cause a number of the risks that we currently face to increase in likelihood, magnitude and duration.

We are experiencing pressure on our business and deterioration of our cash and liquidity as customers across all our businesses respond to increasingly deteriorating macroeconomic and industry conditions and uncertainty by delaying and reducing their expenditures.  The extreme volatility in the financial, foreign exchange, equity and credit markets globally has compounded the situation.  The current global economic conditions have had a negative impact on the cash flows of our businesses, and could continue to have a negative impact on our liquidity and capital resources over the near term.  With this sustained and expanding economic downturn, we expect that we will continue to experience significant pressure on a number of fronts.  The impact of these events on us going forward will depend on a number of factors, including the duration and severity of these events, whether the U.S. and global economies enter into a prolonged recession, and whether the recovery period is brief or prolonged.  Our financial and operating performance is subject to prevailing economic and industry conditions and to financial, business and other factors, some of which are beyond our control.

There can be no assurances that our businesses will generate sufficient cash flows from operations to fund our day-to-day operations and, more importantly, our debt service obligations.  In addition, there can be no assurances that future borrowings under our senior secured credit facilities will be available in an amount sufficient to satisfy our debt obligations or to fund other liquidity needs.

If our cash flows and capital resources are insufficient to fund debt service obligations, we will likely not perform as previously anticipated.  It also may be necessary to take steps to reduce our costs, to seek additional capital or to restructure or refinance our indebtedness.  These actions could have a material adverse effect on our business, financial condition and results of operations.  In addition, we cannot assure the ability to take any of these actions, that these actions would be successful and permit us to have adequate liquidity, to meet scheduled debt service obligations or that these actions would be permitted under the terms of our existing or future debt agreements, including the indenture governing our senior subordinated notes and our senior secured credit facilities.  In the absence of improved operating results and access to capital resources, we could face substantial liquidity problems and might be required to dispose of material assets or operations to meet our debt service and other obligations.  These actions could have a material adverse effect on our business, financial condition and results of operations.

Additionally, as a result of current economic conditions, we may face new risks as yet unidentified, and a number of risks that we ordinarily face may increase in likelihood, magnitude and duration.  These risks include but are not limited to deferrals or reductions of customer orders, potential deterioration of our customers’ ability to pay, losses or impairment charges, reduced revenue, further deterioration in our cash balances, and liquidity due to foreign exchange impacts, and an inability to access our capital markets.  The financial crisis and economic downturn are also adversely impacting our ability to accurately forecast our performance, results or cash position.

Concerns about the economy and financial viability may cause a decrease in the ability or willingness of our vendors to supply products and services to us on favorable terms, which may have a negative impact on our business.

We have developed, and rely on, relationships with vendors who provide us with products and/or services.  Many factors outside our control may harm these relationships and the ability or willingness of these vendors to sell these products or to provide these services on acceptable terms.  A vendor may seek to modify the terms of the relationship that it has with us, due to general economic concerns or due to concerns relating to the vendor or to us, at any time.

Our results of operations and cash flows have been negatively impacted in the current fiscal year by the tightening of the global economy.  Should these negative trends continue, certain vendors may raise concerns about entering into new agreements with us without some assurance that we will operate profitably.  Furthermore, certain vendors may refuse to continue to do business with us unless we guarantee, including the posting of collateral; make advance payments for products or services; or change our payment terms.  This concern is exacerbated in the current economic environment.  Disruptions in goods supplied or services provided from and by our vendors or changes in the terms of our relationships, including those that could arise because of concern about our profitability, viability, or our compliance with the covenants contained in our credit facilities, could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Financial difficulties that some of our vendors may face, including as a result of one or more vendor bankruptcies due to poor economic conditions, may cause them to fail to provide us with such products and/or services or may increase the cost of the products and services that they provide us.  We may be unable to procure replacement products and/or services from other vendors in a timely and efficient manner and on acceptable terms, or at all.

In addition, the arrangements that we have with corporate partners, such as national wholesalers, may be subject to changes in market conditions, vendor marketing strategies, and changes in the profitability or sell-through of the related merchandise.  Any material change in these relationships, such as increased pricing, could have a material adverse effect on our business, financial condition, results of operations, liquidity and cash flow.

If our goodwill or amortizable intangible assets become impaired we may be required to record a significant non-cash charge which could have a material adverse effect on our reported net earnings or loss.

As required by GAAP, we review our goodwill and amortizable intangible assets for impairment in the fourth quarter of each fiscal year or when events or changes in circumstances indicate the carrying value may not be recoverable.  Factors that may be considered a change in circumstances indicating that the carrying value of our goodwill or amortizable intangible assets may not be recoverable include a decline in future cash flows and slower growth rates in our industry, including those resulting from a reduction in consumer spending and demand for advertising stemming from the deterioration of the global economy.  We may be required to record a significant non-cash charge to our results during any period in which impairment of our goodwill or amortizable intangible assets is determined.  Any such charge could have a material adverse effect on our reported net earnings or loss.

In addition, the following Risk Factors contained in our Annual Report have been amended and restated as follows:

Our School & Educational Services segment has not performed well in recent years, and there is no assurance that our turnaround strategy will be successful.

The revenues and operating profit generated by our School & Educational Services segment for the last few years have been declining.  This decline has been principally driven by Books Are Fun and QSP.  The declining results were associated with the competitive pressures in the marketplace, the costs and issues associated with recruiting and retaining sales force members, merchandising efforts, as well as the general economic climate.  A continued decline in this segment may adversely affect our results of operations and financial condition.  On August 22, 2008, we sold QSP, Quality Service Programs, Inc., and their affiliated subsidiaries in the United States and Canada to subsidiaries of Time Inc. for a purchase price of $110.0.  On December 19, 2008, we sold the principle operating assets of Books Are Fun to Imagine Nation Books, Ltd. for a purchase price of $16.8, subject to the finalization of certain audit-related adjustments.

The remaining businesses in this segment are affected significantly by changes in purchasing patterns or trends in, as well as the underlying strength of, the educational, trade, entertainment and software markets.  Many of our customers in these sectors purchase our products with monies received from sources of governmental funding, including federal, state and local governments.  Thus, our business may be adversely affected by budgetary restraints and other reductions in educational funding at the federal or state level, as well as new legislative or regulatory actions.  Our business also could be adversely affected by changes in the procurement process related to the expenditure of government funds, to which we may be unable to adapt successfully.

A decline in our operating results or available cash could cause us to experience difficulties in complying with covenants contained in our financing agreements, which could result in our bankruptcy or liquidation.

Given the disruptions in the credit and financial markets in recent months, and the continuing impact of adverse economic, financial and industry conditions on the demand for consumer products and advertising, uncertainty exists as to whether we will be able to generate results from operations or consummate transactions sufficient to enable us to remain in compliance with the financial covenants contained in the indenture governing our senior subordinated notes or our senior secured credit facilities for subsequent periods.  In addition, under our senior secured credit facilities, we are required to achieve specified financial and operating results and to satisfy and maintain specified financial ratios and other financial condition tests. Our ability to meet those financial ratios and tests can be affected by events beyond our control, and we cannot assure you that we will meet those ratios and tests.

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

In addition, as allowed under our 2007 Credit Agreement, we currently intend to reinvest the net cash proceeds from the sale of QSP in assets useful for our business in accordance with terms of our debt facilities by August 2009.  In the event such proceeds are not reinvested, per the terms of the debt facilities, the proceeds must be used to permanently retire our term loan debt.  If it is necessary to arrange replacement financing for the repaid term loan debt, that replacement financing would be at prevailing interest rates and may or may not be available, based on present financial market conditions.  Should we be unable to arrange adequate replacement financing or our cash flows are insufficient to cover the financial deficit, we may not have sufficient liquidity and capital resources necessary to meet our future financial obligations.  The potential impact of present weak global economic conditions on the cash flows of our businesses also could have a negative impact on our liquidity and capital resources.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There have been no unregistered sales of equity securities during the fiscal quarter ended December 31, 2008.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

There were no defaults upon senior securities during the fiscal quarter ended December 31, 2008.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company’s sole stockholder, RDA Holding Co., approved by written consent dated November 5, 2008, (1) the election of the following persons to serve as members of the Board of Directors of the Company, each to serve in such capacity until such individual’s duly appointed successor is elected and qualified, or until such individual’s earlier death, resignation, or removal: Mary G. Berner, Timothy C. Collins, Harvey Golub, Andrew S.B. Knight, Andrew R. Lack, Steven T. Shapiro, and Harris Williams; (2) the election of Eric W. Schrier to serve as a member of the Board of Directors of the Company, to hold such office until March 1, 2009, or until his earlier death, resignation, or removal; and (3) the appointment of Ernst & Young LLP, the Company’s independent auditor for the fiscal year ended June 30, 2008, to continue as the Company’s independent auditor for the fiscal year ending June 30, 2009.

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

10.1*	Letter Agreement dated February 10, 2009 between Mary G. Berner and The Reader's Digest Association, Inc.
31.1*	Certification of Chief Executive Officer required by Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934 and Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer required by Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934 and Section 302 of the Sarbanes-Oxley Act of 2002.
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

THE READER’S DIGEST ASSOCIATION, INC.

Dated:  February 13, 2009                                                                    By:    /s/  Thomas A. Williams
                                          Thomas A. Williams
                                           Senior Vice President and
                           Chief Financial Officer
                           (Principal Financial Officer)

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

10.1*	Letter Agreement dated February 10, 2009 between Mary G. Berner and The Reader's Digest Association, Inc.
31.1*	Certification of Chief Executive Officer required by Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934 and Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer required by Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934 and Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*
Certifications of Chief Executive Officer and Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and Section 906 of the Sarbanes-Oxley Act of 2002.

_____________________________
*Filed herewith