Form 10-Q
period 2009-03-31
READERS DIGEST ASSOCIATION INC
filed 2009-05-15
CIK 858558

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarter ended March 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☐   No  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☐   No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The number of shares of Common Stock of the registrant outstanding as of May 15, 2009 was 1,000.

THE READER’S DIGEST ASSOCIATION, INC.

QUARTERLY REPORT

FOR THE QUARTERLY PERIOD ENDED March 31, 2009

PART I

FINANCIAL INFORMATION

All references in this report to “Reader’s Digest,” “RDA,” the “Company,” “we,” “us” and “our” mean, unless the context indicates otherwise, The Reader’s Digest Association, Inc., and its subsidiaries on a consolidated basis.

DISCLOSURE REGARDING FORWARD LOOKING STATEMENTS

Portions of the information in this Quarterly Report, including, but not limited to, those set forth under Risk Factors and Management’s Discussion and Analysis of Financial Condition and Results of Operations, and certain oral statements made from time to time by representatives of the Company may be considered “forward-looking statements.” Forward-looking statements can be identified by the use of forward-looking terminology, including words such as “prospects,” “outlook,” “believes,” “estimates,” “intends,” “may,” “will,” “should,” “anticipates,” “expects” or “plans,” or the negative or other variation of these or similar words, or by discussion of trends and conditions, strategy or risks and uncertainties. These forward-looking statements include all matters that are not historical facts. They relate to, without limitation, our intentions, beliefs or current expectations concerning, among other things, our results of operations, financial condition, liquidity, prospects, growth, strategies, plans, objectives and the industry in which we operate.

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

Important factors that may cause actual results to differ materially from forward-looking statements include, but are not limited to, the risks and uncertainties set forth in the Risk Factors and Management’s Discussion and Analysis of Financial Condition and Results of Operations sections in this report and in the Business, Risk Factors and Management’s Discussion and Analysis of Financial Condition and Results of Operations sections in our Annual Report on Form 10-K for the year ended June 30, 2008.

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

ITEM 1. FINANCIAL STATEMENTS

The Reader’s Digest Association, Inc. and Subsidiaries

Consolidated Statements of Operations

(in millions)

(unaudited)

	Three-months Ended		Nine-months Ended
	March 31,		March 31,
	2009	2008	2009	2008

Revenues	$479.1	$575.1	$1,657.3	$1,801.9

Product, distribution and editorial expenses	207.4	244.1	721.5	784.0
Promotion, marketing and administrative expenses	270.9	332.2	937.9	1,043.9
Impairment of assets	527.1	—	527.1	—
Other operating items, net	9.6	7.0	31.4	15.6
Operating loss	(535.9)	(8.2)	(560.6)	(41.6)

Interest expense	36.5	42.9	117.2	135.2
Other (income) expense , net	(0.6)	(1.7)	1.5	(6.6)
Loss before income taxes and discontinued operations	(571.8)	(49.4)	(679.3)	(170.2)

Income tax benefit	(112.1)	(10.2)	(98.3)	(18.7)
Loss from continuing operations	(459.7)	(39.2)	(581.0)	(151.5)

Loss from discontinued operations, net of tax expense (benefits) of $0.9 and $(15.9) for the three and nine-months ended March 31, 2009, respectively and $(4.5) and $(5.1) for the three and nine-months ended March 31, 2008, respectively	(2.3)	(14.4)	(71.6)	(7.8)
Net loss	$(462.0)	$(53.6)	$(652.6)	$(159.3)

See accompanying Notes to the Consolidated Financial Statements

The Reader’s Digest Association, Inc. and Subsidiaries

Consolidated Balance Sheets

(in millions, except share and per share data)

(unaudited)

	March 31,	June 30,
	2009	2008
Assets
Current assets:
Cash and cash equivalents	$102.4	$79.4
Accounts receivable, net	220.7	291.5
Inventories	108.1	112.0
Prepaid and deferred promotion costs	38.2	54.5
Prepaid expenses and other current assets	182.3	157.1
Assets held for sale	0.9	241.4
Total current assets	652.6	935.9
Property, plant and equipment, net	68.9	99.1
Goodwill	1,172.3	1,621.2
Other intangible assets, net	498.6	901.5
Prepaid pension assets	308.5	290.9
Other noncurrent assets	115.0	117.5
Total assets	$2,815.9	$3,966.1
Liabilities and stockholder’s (deficit) equity
Current liabilities:
Current portion of long-term debt and short term debt	$15.6	$25.6
Accounts payable	200.3	229.4
Accrued expenses	214.1	270.0
Income taxes payable	14.9	26.9
Unearned revenues	388.0	377.9
Other current liabilities	13.2	10.9
Liabilities held for sale	—	42.5
Total current liabilities	846.1	983.2
Long-term debt	2,164.3	2,091.9
Unearned revenues	151.8	137.6
Accrued pension	71.3	84.0
Post-retirement and post-employment benefits other than pensions	20.8	25.5
Other noncurrent liabilities	245.5	388.9
Total liabilities	$3,499.8	$3,711.1
Common stock (par value $1.00 per share, authorized and issued 1,000 shares at March 31, 2009 and June 30, 2008)	—	—
Paid-in capital	1,010.7	1,008.8
Accumulated deficit	(1,559.8)	(907.2)
Accumulated other comprehensive (loss) gain	(134.8)	153.4
Total stockholder’s (deficit) equity	(683.9)	255.0
Total liabilities and stockholder’s (deficit) equity	$2,815.9	$3,966.1

See accompanying Notes to the Consolidated Financial Statements

The Reader’s Digest Association, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(in millions)

(unaudited)

	Nine-months Ended
	March 31,
	2009	2008
Cash flows from operating activities:
Net loss	$(652.6)	$(159.3)

Adjustments to reconcile net loss to operating cash flows:
Loss from discontinued operations, net of tax expense	71.6	7.8
Depreciation and amortization	59.0	59.4
Impairment of assets, net of tax	422.5	—
Amortization of debt issuance costs	6.3	6.3
Net gain on sale of certain assets	0.7	(0.2)
Stock-based compensation	2.2	6.5
Changes in assets and liabilities, net of effects of dispositions:
Accounts receivable, net	24.7	35.6
Inventories	(11.8)	(3.2)
Prepaid and deferred promotion costs	7.1	20.2
Other assets	(68.1)	(28.8)
Unearned revenues	59.2	145.1
Income and deferred taxes, net	(18.5)	(42.9)
Accounts payable and accrued expenses	(32.5)	(85.5)
Other liabilities	(6.7)	16.7
Net change in cash due to continuing operating activities	(136.9)	(22.3)
Net change in cash due to discontinued operating activities	(38.2)	(20.4)
Net change in cash due to operating activities	(175.1)	(42.7)
Cash flows from investing activities:
Proceeds from sales of certain businesses, net	108.1	17.3
Purchases of intangibles	—	(1.1)
Capital expenditures	(10.1)	(18.9)
Other investing activity	13.8	—
Net change in cash due to investing activities	111.8	(2.7)
Cash flows from financing activities:
Proceeds from borrowings	489.1	252.1
Debt payments	(398.9)	(161.0)
Short-term borrowings, net	(6.5)	—
Repurchase of preferred stock	—	(17.3)
Other, net	(0.2)	(0.1)
Net change in cash due to financing activities	83.5	73.7
Effect of exchange rate changes on cash and cash equivalents	2.8	4.0
Net change in cash and cash equivalents	23.0	32.3
Cash and cash equivalents at beginning of period	79.4	50.2
Cash and cash equivalents at end of period	$102.4	$82.5

See accompanying Notes to the Consolidated Financial Statements

The Reader’s Digest Association, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(in millions, except share and per share data)

(unaudited)

References in Notes to Consolidated Financial Statements to “we,” “us,” “our,” “RDA” and “Company” are to The Reader’s Digest Association, Inc. and its subsidiaries on a consolidated basis.  All references to the years 2009 and 2008, unless otherwise indicated, are to fiscal year 2009 and fiscal year 2008, respectively.  Our fiscal year is the period from July 1 through June 30.

(1)                                 Basis of Presentation

Description of Our Business

We are a global multi-brand media and marketing company that educates, entertains and connects audiences around the world.  We are dedicated to providing our customers with the inspiration, ideas and tools that simplify and enrich their lives.  With offices in 44 countries and serving customers in 78 countries, we market books, magazines, educational products, recorded music collections and home video products to a customer database of approximately 130 million names worldwide.  We sell our products worldwide through direct marketing and direct sales channels.  Our best known trademark is our flagship brand, Reader’s Digest.  Our business is organized and reports across three primary business segments: Reader’s Digest United States, Reader’s Digest International, and School & Educational Services. For further commentary regarding these segments, see Management’s Discussion and Analysis and Note 15, Segments, in our Annual Report on Form 10-K.

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

In connection with the interim review of the Company’s goodwill and long-lived assets for recoverability, the Company determined that its goodwill and long-lived assets were impaired and recorded estimated impairment charges of $205.4 and $321.7, respectively, during the three-months ended March 31, 2009, which is included in the line item Impairment of assets in the Company’s Consolidated Statements of Operations.  Refer to Note 4, Impairment of Assets, for more information.

Basis of Presentation

The accompanying consolidated financial statements as of March 31, 2009 and June 30, 2008 and for the three and nine-months ended March 31, 2009 and 2008 includes the accounts of The Reader’s Digest Association, Inc. and its majority-owned subsidiaries including the predecessor entities WRC Media Inc. (“WRC Media”) and Direct Holdings U.S. Corp. (“Direct Holdings”).  We and our majority owned subsidiaries are owned by RDA Holding Co., an entity controlled by Ripplewood Holdings L.L.C. (“Ripplewood”).

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

The Reader’s Digest Association, Inc. and Subsidiaries

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

We report on a fiscal year that begins July 1.  The three and nine-months ended March 31, 2009 and 2008 are for and through the third quarters of fiscal 2009 and 2008, respectively.

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

Reclassifications

Certain amounts in the Company’s prior period consolidated financial statements have been reclassified to conform to the presentation as of and for the three and nine-months ended March 31, 2009.  Such amounts include the Company’s reclassification of assets and liabilities held for sale and discontinued operations.

The Reader’s Digest Association, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(in millions, except share and per share data)

(unaudited)

Accounting Policies

We adopted the provisions of SFAS No. 157, Fair Value Measurements, (“SFAS 157”) on July 1, 2008. We recorded no change to our opening balance of retained earnings as of July 1, 2008 as we do not hold any financial instruments requiring retrospective application per the provisions of SFAS 157.

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

We have interest rate swaps, described in Note 9, Derivatives Instruments, which are fair valued as required by SFAS 157 and fall into level 2 of the fair value hierarchy. We evaluate whether the creditworthiness of each swap counterparty is such that default on its obligations under the swap is not probable.  We also assess whether the LIBOR-based interest payments are probable of being paid under the loans at the inception and, on an ongoing basis (no less than once each quarter), during the life of each hedging relationship. In addition, we use an independent source to ascertain market values to assist us in determining the fair value of the financial instruments.

Effective January 1, 2009, we adopted the provisions of SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133 (“SFAS 161”). SFAS 161 requires enhanced disclosures concerning (1) the manner in which an entity uses derivatives (and the reasons it uses them), (2) the manner in which derivatives and related hedged items are accounted for under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities and interpretations thereof, and (3) the effects that derivatives and related hedged items have on an entity’s financial position, financial performance, and cash flows.  Refer to Note 9, Derivative Instruments, for these disclosures.

Recent Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141(R), Business Combinations (“SFAS 141(R)”).  SFAS 141(R) clarifies the accounting for business combinations and provides additional guidance on disclosure requirements.  SFAS 141(R) will require the recognition of 100% of the fair values of assets acquired, liabilities assumed and non-controlling interests in acquisitions of less than 100% controlling interest when the acquisition constitutes a change in control in the acquired entity, all acquisition-related transaction costs will be expensed as incurred and will require the expensing of acquisition-related restructuring costs as incurred unless the criteria in SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities are met, as of the acquisition date.  SFAS 141(R) is effective for business combination transactions for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  We are currently evaluating the provisions of SFAS 141(R) and plan on adopting this new standard, as required, beginning July 1, 2009.

The Reader’s Digest Association, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(in millions, except share and per share data)

(unaudited)

The impact of this standard will be dependent on the level of our acquisitions in the future and the level of adjustments to our tax estimates related to prior acquisitions.

In December 2008, the FASB Issued FASB Staff Position (“FSP”) SFAS No. 132(R)-1, Employers’ Disclosures about Postretirement Benefit Plan Assets, (“FSP 132(R)”).  FSP 132(R) provides enhanced guidance on employer’s disclosures about plan assets of a defined benefit pension or other post retirement plan.  The standard is effective for financial statements issued for fiscal years ending after December 15, 2009.  We do not expect the impact of this FSP to have a material impact on our financial statements.

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

In January 2008, we reached an agreement to redeem 2,995, 19,937 and 67,939 shares of first preferred stock, second preferred stock and third subordinated preferred stock, respectively, for $5.7.  Each share of preferred stock repurchased was automatically canceled; therefore, at June 30, 2008 and March 31, 2009, there were no shares of preferred stock issued or outstanding.

(3)                                 Discontinued Operations

During fiscal 2009, we sold our home party-planning business TOHE; our schools and youth fundraising business QSP, Inc.; and sold the principal operating assets of BAF, RDA’s display-marketing business, in connection with the exit of the business.

The TOHE transaction closed on July 23, 2008.  Consideration for such sale was a $1.0 subordinated note payable in four years, plus interest and an earnout based upon the year-four operating profits generated by the TOHE business. The QSP transaction closed on August 22, 2008, for a purchase price of $110.0. The BAF transaction closed on December 19, 2008 and included the sale of intellectual property and product inventory for consideration of $16.8.  As of March 31, 2009, $1.3 has been paid, with the remaining $15.5 payable over three years, plus 7% interest, with principal repayments of $8.0, $5.0, and $2.5, paid in calendar years 2009, 2010 and 2011, respectively.

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

The Reader’s Digest Association, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(in millions, except share and per share data)

(unaudited)

The net loss from discontinued operations, net of taxes were as follows:

	Three-months Ended		Nine-months Ended
	March 31,		March 31,
	2009	2008	2009	2008
Revenues	$0.5	$64.5	$61.3	$303.9
Loss from discontinued operations before income taxes	(1.4)	(18.9)	(76.6)	(12.9)
Income tax expense (benefit) on discontinued operations	0.9	(4.5)	(0.8)	(5.1)
Loss from discontinued operations, net of tax, before loss on sales and curtailments	(2.3)	(14.4)	(75.8)	(7.8)
Loss on sale of divested businesses, net of taxes	—	—	(7.0)	—
Curtailment of pension and postretirement benefits	—	—	11.2	—
Loss from discontinued operations, net of taxes	$(2.3)	$(14.4)	$(71.6)	$(7.8)

The consummation of these transactions resulted in a net loss $7.0 for the nine-months ended March 31, 2009.  These losses are reported in the Loss from discontinued operations, net of taxes and were calculated as follows:

Nine-months ended
March 31, 2009

Sale price	$126.8
Less: cash on hand	(1.9)
Net sale price	124.9

Net assets of subsidiaries	97.6
Associated goodwill and intangible assets	45.1
Transaction costs	4.3
Loss on sale of divested businesses before taxes	(22.1)
Income tax benefit	15.1
Loss of sales of divested businesses, net of taxes	$(7.0)

During the nine months ended March 31, 2009, Accumulated other comprehensive loss in the amount of $11.2 was attributable to the curtailment of pension and postretirement benefits for QSP.  The gain was removed from Accumulated other comprehensive loss upon the disposition of QSP and reflected in Loss from discontinued operations, net of taxes.

The Reader’s Digest Association, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(in millions, except share and per share data)

(unaudited)

The carrying amounts of the major classes of assets and liabilities included in the Assets held for sale and Liabilities held for sale in the Consolidated Balance Sheets at March 31, 2009 and June 30, 2008 were as follows:

	March 31,	June 30,
	2009	2008

Accounts receivable, net	$—	$12.7
Inventories	—	78.6
Other assets	0.9	31.0
Goodwill and other intangible assets, net	—	119.1
Total assets held for sale	$0.9	$241.4

Total liabilities held for sale	$—	$42.5

(4)                                 Impairment of Assets

In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, (“SFAS 142”), we are required to perform an impairment test on goodwill and indefinite-lived intangible assets annually or if certain circumstances indicate a possible impairment may exist.  Our policy is to complete the required annual impairment test in accordance with SFAS 142 in our fourth fiscal quarter.  In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, (“SFAS 144”), other long-lived assets that are amortized are required to be tested for impairment if certain circumstances indicate that a possible impairment may exist.

During the third quarter we concluded that an interim impairment test of our goodwill and long-lived assets was necessary for all of our reporting units.  This conclusion was based on certain indicators of impairment, including the significant deterioration of global market conditions combined with a recent downgrade in our credit rating and the decline in our most recent financial projections developed during the quarter as compared to the significant margin of excess fair value over carrying value that existed at our last impairment test.

As a result of the initial step of our impairment analysis, several of our reporting units indicated impairment and required us to proceed to step two of our impairment test as required by SFAS 142.  After considering the impact of indefinite lived asset impairments, our interim impairment analysis of goodwill for our United States Consumer and European reporting units had fair values that exceeded the carrying value.  If these units do not perform as expected and general market conditions continue to deteriorate, an impairment could result for a portion or all of the carrying value of goodwill.  The United States Consumer and European reporting units had $529.4 and $449.4 of goodwill at March 31, 2009.

The Reader’s Digest Association, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(in millions, except share and per share data)

(unaudited)

We have not finalized our interim impairment analysis due to the timing and complexity of the calculations required.  However, we have recorded an estimated non-cash asset impairment charge in the three-months ended March 31, 2009.  The estimated impairment charge is $527.1 and is included in the line item Impairment of assets in the Company’s Consolidated Statements of Operations.  The estimated impairment charge recorded during the three-months ended March 31, 2009 is presented below by asset:

	Pre-tax	Tax	After-tax
Goodwill	$205.4	$2.7	$202.7
Other intangible assets, net
Indefinite-lived intangibies:
Reader’s Digest tradenames - indefinite	279.7	85.9	193.8
Other tradenames - indefinite	11.9	4.5	7.4
Definite-lived intangibles
Tradenames	1.5	0.6	0.9
Customer relationships	9.4	3.5	5.9
Technology and software	2.6	1.0	1.6
Property, plant and equipment, net	16.6	6.4	10.2
Total	$527.1	$104.6	$422.5

The estimated goodwill and other long-lived asset impairment was required because the revenue and operating results in fiscal 2009 from the underlying businesses have softened from what was expected at the time of our last impairment analysis combined with a significant decline in our third quarter long term projected operating results when compared to the projected operating results from the prior quarter.  Other assumption changes since our last valuation which contributed to the impairment were the use of higher discounts rates, that correspond to companies with a similar financial position and credit rating, and decreases in market multiples.

The measurement of the fair value of goodwill was based on a combination of income and market-multiple approaches. The measurement of the fair value of indefinite-lived intangible assets was based on discounted cash flow analyses and other variations of the income approach. These evaluations utilized the best information available in the circumstances, including reasonable and supportable assumptions and projections. Certain key assumptions utilized, including changes in revenue, operating expenses, working capital requirements which include prepublication costs, and capital expenditures, are based on estimates related to strategic initiatives in place and current market conditions. Such assumptions also are consistent with those utilized in the Company’s annual planning process. The discounted cash flow analyses used a discount rate that corresponds to the weighted-average cost of capital for the industry and consideration of our current financial condition. The discount rate assumed was consistent with that used for investment decisions and takes into account the specific and detailed operating plans and strategies of the individual business operations. The market data utilized included publicly-traded prices and transaction values of comparable companies with operations considered to be similar to those of the Company’s individual businesses. Collectively, these evaluations were management’s best estimate of projected future cash flows and market values.  Goodwill associated with the acquisition of Reader’s Digest is comprised of two components.  The first component is tax deductible goodwill from Reader’s Digest’s acquisition of Reiman Media and Ripplewood’s acquisition of WRC media.  The remaining goodwill is not tax deductible since Reader’s Digest was acquired by Ripplewood in a tax-free transaction.

In connection with our required annual impairment test, we will test goodwill and indefinite-lived intangible assets in all reporting units in the fourth quarter of fiscal 2009.  Any impairment resulting from these tests would be recorded in the fourth quarter of fiscal 2009.

The Reader's Digest Association, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(in millions, except share and per share data)

(unaudited)

(5)                                 Inventories

Inventory balances consisted of the following:

	March 31,	June 30,
	2009	2008

Raw materials	$11.4	$11.2
Work-in-progress	5.1	4.9
Finished goods	91.6	95.9
Total inventories	$108.1	$112.0

(6)                                 Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill by segment for the nine-months ended March 31, 2009 are as follows:

	Reader’s Digest United States	Reader’s Digest International	School & Educational Services	Total

Balance at June 30, 2008	$597.7	$987.5	$36.0	$1,621.2
Adjustment to the fair values of assets acquired and liabilities assumed	(5.6)	(16.2)	(0.8)	(22.6)
Goodwill impairment	(28.2)	(156.8)	(20.4)	(205.4)
Currency translation adjustment	—	(220.9)	—	(220.9)
Balance at March 31, 2009	$563.9	$593.6	$14.8	$1,172.3

During the second quarter of fiscal 2008, our operating segments were modified to reflect the manner in which our chief operating decision maker reviews the business primarily due to the integration of WRC Media and Direct Holdings into our businesses.  See Note 15, Segments, in our Annual Report on Form 10-K for the fiscal year ended June 30, 2008 for further information.

Currency translation adjustments in the amount of $220.9 were recorded in order to reflect the affect of foreign currency changes.  Goodwill impairment charges in the amount of $205.4 were recorded in connection with our interim impairment test. The adjustments to the fair values of assets acquired and liabilities assumed in connection with the Acquisition Transaction on March 2, 2007, made subsequently to June 30, 2008, primarily consist of changes in other tax related liabilities.

The Reader's Digest Association, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(in millions, except share and per share data)

(unaudited)

The following categories of acquired intangible assets are included in other intangible assets, net as of March 31, 2009 and June 30, 2008:

	2009		2008
	Gross	Net	Gross	Net
Intangible assets with indefinite lives:
Readers Digest tradename - indefinite	$288.7	$288.7	$621.0	$621.0
Other tradenames - indefinite	83.1	83.1	95.0	95.0
Intangible assets with finite lives:
Tradenames	13.5	7.5	14.9	10.8
Customer relationships	141.2	54.0	157.5	90.2
Customer databases	83.7	58.6	89.4	72.4
Licensing agreements and technical support agreements	4.7	2.8	4.7	3.5
Favorable lease commitments	2.4	1.4	2.6	2.2
Technology and software	12.6	2.3	16.5	6.1
Other intangibles	1.8	0.2	1.9	0.3
Total intangible assets	$631.7	$498.6	$1,003.5	$901.5

Amortization related to intangible assets with finite lives amounted to $15.0 and $13.8, for the three-months ended March 31, 2009 and 2008, respectively.  The amortization for the nine-months ended March 31, 2009 and 2008 was $42.8 and $41.3, respectively.  Intangible impairment charges in the amount of $305.1 were recorded in connection with our interim impairment testing.

Estimated fiscal year amortization expense for intangible assets with finite lives is as follows:

	Fiscal Year
	2010	2011	2012	2013	2014
Estimated amortization expense for intangibles with finite lives	$29.5	$25.6	$21.7	$18.6	$12.6

(7)                                 Other Operating Items, Net

Items included in Other operating items, net within the Consolidated Statement of Operations for the nine-months ended March 31, 2009 and 2008, principally consist of: 1) restructuring charges, representing the streamlining of our organizational structure and 2) contractual charges related to the strategic repositioning of our businesses.

Restructuring charges are recorded in accordance with SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities (“SFAS 146”), or SFAS No. 112, Employers Accounting for Postemployment Benefits (“SFAS 112”).  Under SFAS 146, costs associated with restructuring actions including one-time severance benefits, are only recorded once a liability has been incurred.  However, employees terminated as a result of our restructuring activities were terminated under our normal severance policy, and consequently do not qualify as one time benefits; therefore, we recognize severance amounts pursuant to SFAS 112.  Severance charges represent the cost to separate employees from our operations to streamline the organization.  As such, severance amounts are recorded when a termination plan is developed and approved, including the identification of positions to be separated, and when payment is probable and estimable.  Other amounts related to restructuring actions, including charges to terminate contractual obligations in connection with streamlining activities, are recorded in accordance with SFAS 146.

2009 Restructuring Charges

During fiscal 2009, we recorded new severance accruals of $26.2 related to employee headcount reductions as part of our 2009 initiatives which were primarily the result of the planned outsourcing of our IT function and as part of our recession plan announced in January 2009.

The Reader's Digest Association, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(in millions, except share and per share data)

(unaudited)

These employee reductions are expected to be completed by the end of fiscal 2009 with severance payments expected to be substantially completed by the end of fiscal 2010.  Also during fiscal 2009, restructuring accruals attributed to prior period initiatives were adjusted by $1.6 primarily due to lower severance payments than originally estimated offset by an increase in the accrual for abandoned leases due to softness in the real estate sublease market.  All charges for restructuring appear as a component of Other operating items, net in the Consolidated Statement of Operations.

Effective April 2, 2009, our US qualified pension plan was amended to provide additional benefits to eligible employees who participate in the pension plan and whose employment is involuntarily terminated by the Company between April 2, 2009 and December 31, 2009.  Refer to Note 16, Subsequent Events, for more information.

2008 Restructuring Charges

During fiscal 2008, we recorded new restructuring accruals of $8.5 as part of our 2008 initiatives related to severance associated with employee reductions connected with various reorganizations and cost savings initiatives.  These employee reductions have been completed with severance payments expected to be substantially completed by the end of fiscal 2009.  Also during fiscal 2008, prior period initiatives had net restructuring accrual increases of $0.1 primarily due to lower severance payments than originally estimated offset by an increase in the accrual for abandoned leases due to softness in the real estate sublease market.

Prior Restructuring Charges

During fiscal 2007, in connection with the original RDA transaction, we recorded restructuring accruals related to severance associated with employee headcount reductions connected with local restructuring activities in the United States and Internationally.  These employee reductions have been completed with severance payments expected to be substantially completed by the end of 2010. Additional accruals were associated with abandoned leases with terms that extend through 2015.

The table below reflects changes to our restructuring accruals:

	Severance				Contracts
	2009 Initiatives	2008 Initiatives	Prior Initiatives	Total Severance	Prior Initiatives	Grand Total

Balance at June 30, 2008	$—	$5.6	$9.9	$15.5	$3.8	$19.3
Accruals (Net of reversals)	26.2	(1.2)	(1.3)	23.7	0.9	24.6
Spending	(3.0)	(3.2)	(3.9)	(10.1)	(0.9)	(11.0)
Liabilities assumed in purchase of Reader’s Digest Association Inc.	—	—	(2.6)	(2.6)	—	(2.6)
Balance at March 31, 2009	$23.2	$1.2	$2.1	$26.5	$3.8	$30.3

Cumulative Amounts
Accruals (Net of reversals)	$26.2	$7.3	$6.1	$39.6	$16.3	$55.9
Spending	(3.0)	(6.1)	(35.9)	(45.0)	(13.6)	(58.6)
Liabilities assumed in purchase of Reader’s Digest Association Inc.	—	—	31.9	31.9	1.1	33.0
Balance at March 31, 2009	$23.2	$1.2	$2.1	$26.5	$3.8	$30.3

The Reader's Digest Association, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(in millions, except share and per share data)

(unaudited)

The table below reflects changes to our restructuring accruals by reportable segment:

	Severance				Contracts
	United States	International	SES	Total	International	SES	Total	Grand Total

Balance at June 30, 2008	$1.5	$11.4	$2.6	$15.5	$1.5	$2.3	$3.8	$19.3
Accruals (Net of reversals)	7.6	15.9	0.2	23.7	—	0.9	0.9	24.6
Spending	(1.4)	(7.9)	(0.8)	(10.1)	(0.3)	(0.6)	(0.9)	(11.0)
Liabilities assumed in purchase of Reader’s Digest Association Inc.	(0.3)	(2.0)	(0.3)	(2.6)	—	—	—	(2.6)
Balance at March 31, 2009	$7.4	$17.4	$1.7	$26.5	$1.2	$2.6	$3.8	$30.3

Cumulative Amounts
Accruals (Net of reversals)	$11.2	$22.1	$6.3	$39.6	$8.2	$8.1	$16.3	$55.9
Spending	(6.0)	(22.7)	(16.3)	(45.0)	(7.0)	(6.6)	(13.6)	(58.6)
Liabilities assumed in purchase of Reader’s Digest Association Inc.	2.2	18.0	11.7	31.9	—	1.1	1.1	33.0
Balance at March 31, 2009	$7.4	$17.4	$1.7	$26.5	$1.2	$2.6	$3.8	$30.3

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

At March 31, 2009 and June 30, 2008, $292.7 and $192.5, respectively, was outstanding under the revolving credit facility; $1,185.8 and $1,194.9, respectively, was outstanding under the term loan in the United States; $98.3 and $117.8, respectively, was outstanding under the term loan made available to one of our German subsidiaries; and $600.0, for both periods, was outstanding under the Senior Subordinated Notes.

Lines of Credit and Overdraft Facilities

As of March 31, 2009 and June 30, 2008, international lines of credit and overdraft facilities totaled $13.3 and $55.6, respectively, of which $2.4 and $12.3 were outstanding.  During the third quarter of fiscal 2009, some of our lending institutions closed five of our ten international lines of credit, and the outstanding balances were paid in full.  Furthermore, subsequent to March 31, 2009 a lending institution lowered the amount available to borrow on another international credit line.  The weighted average interest rates on outstanding borrowings at March 31, 2009 and June 30, 2008 were 5.4% and 5.5%, respectively. The remaining lines of credit are subject to renewal annually. As of both March 31, 2009 and June 30, 2008, there was $2.6 of stand-by letters of credit serving as security for real estate leases entered into by WRC Media.  As of March 31, 2009 and June 30, 2008 there was $3.7 and $2.0 held as security for surety bonds related to sweepstakes promotions.  There were no trade letters of credit as

The Reader's Digest Association, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(in millions, except share and per share data)

(unaudited)

of March 31, 2009 and as of June 30, 2008, there were trade letters of credit of $0.8.  Additionally, other obligations of $0.7 were outstanding at March 31, 2009.

Interest Expense

Interest expense for the three-months ended March 31, 2009 and 2008 was $36.5 and $42.9, respectively, including amortization of deferred financing fees $2.1 for each period.  Interest expense for the nine-months ended March 31, 2009 and 2008 was $117.2 and $135.2, respectively, including the amortization of deferred financing fees of $6.3 for each period.  The weighted average interest rate on our borrowings for the three and nine-months ended March 31, 2009 was 6.1 % and 6.5%, respectively.  The weighted average interest rate on our borrowings for the three and nine-months ended March 31, 2008 was 7.4% and 7.6%, respectively.

(9)                                 Derivative Instruments

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

Since the (i) notional value of the swaps is the same as the principal value of the loans generating the hedged interest payments, (ii) floating-rate leg of the swaps and the hedged variable interest payments received on the loans are both based on 3-month LIBOR, (iii) interest rate reset dates applicable to both the floating-rate leg of the swaps and the hedged interest payments on the loans are the same, (iv) payment date on the loans and the settlement under the swaps occur on the same day each period, and (v) hedging relationship does not contain any other basis differences, except for the prepayment feature noted above, we will assess the effectiveness of our hedging strategy using the method described in Derivatives Implementation Group Statement 133 Implementation Issue No. G9, “Cash Flow Hedges: Assuming No Ineffectiveness When Critical Terms of the Hedging Instrument and the Hedged Transaction Match in a Cash Flow Hedge.”  Accordingly, changes in the fair values of the interest rate swap agreements are expected to be exactly offset by changes in the fair value of the underlying debt.  In the event that the terms of our debt change, a portion of our cash flow hedge may become ineffective and may require the gain or loss associated with the hedging instrument to be recognized in earnings in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities.

Additionally, we evaluate whether the creditworthiness of each swap counterparty is such that default on its obligations under the swap is not probable.  We also assess whether the LIBOR-based interest payments are probable of being paid under the loans at the inception and, on an ongoing basis (no less than once each quarter), during the life of each hedging relationship.

The carrying value of our derivatives as of March 31, 2009 and June 30, 2008 is $42.9 and $23.3, respectively, and are included in the Other noncurrent liability line on the Consolidated Balance Sheets.  During the three-months ended March 31, 2009, the fair market value of our interest rate swaps increased, resulting in an unrealized gain of $7.9, net of deferred tax obligation of $4.7.  During the three-months ended March 31, 2008, the fair market value of our interest rate swaps decreased, resulting in an unrealized loss of $15.0, net of deferred tax benefits of $8.9. For the nine-months ended March 31, 2009 and 2008, the fair market value of our interest rate swaps decreased, resulting in an unrealized loss of $12.4 and $35.9, respectively, net of deferred tax benefits of $7.3 and $21.4, respectively.  These changes are reported in Accumulated other comprehensive (loss) gain, which is included in Stockholder’s (deficit) equity on the March 31, 2009 and June 30, 2008 Consolidated Balance Sheets.

The Reader's Digest Association, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(in millions, except share and per share data)

(unaudited)

(10)                          Income Taxes

During the three-month periods ended March 31, 2009 and 2008, we recorded an income tax benefit of $112.1 and $10.2, respectively. The increase in the tax benefit for the three-month periods ended from March 2008 to March 2009 primarily relates to the change in discrete income tax benefits partially offset by the impact to the deferred tax expense due to the reversal of certain deferred tax liabilities.  For the three-month period ended March 31, 2009, a discrete income tax benefit of $114.8 was recorded including $104.6 realized from the impairment of goodwill and long-lived assets, for which no current tax expense is required due to the existence of valuation allowances on net operating loss carryforwards, and $10.8 related to a reduction in the balance of deferred tax liabilities due to income tax rate changes and the filing of our federal income tax return for the period ended June 30, 2008.  For the three-month period ended March 31, 2008, a discrete income tax benefit of $24.4 was recorded primarily related to a change in estimate resulting from the completion and filing of our federal income tax returns in March 2008 for the periods ended March 2, 2007 and June 30, 2007.

During the nine-month periods ended March 31, 2009 and 2008, we recorded an income tax benefit of $98.3 and $18.7, respectively. The increase in the tax benefit for the nine-month periods ended from March 2008 to March 2009 primarily relates to the change in discrete income tax benefits partially offset by the impact to the deferred tax expense due to the reversal of certain deferred tax liabilities.  For the nine-month period ended March 31, 2009, a discrete income tax benefit of $115.8 was recorded; including $104.6 realized from the impairment of goodwill and long-lived assets, for which no current tax expense is required due to the existence of valuation allowances on net operating loss carryforwards, and $10.8 related to a reduction in the balance of deferred tax liabilities due to income tax rate changes and the filing of our federal income tax return for the period ended June 30, 2008.  For the nine-month period ended March 31, 2008, a discrete income tax benefit of $24.2 was recorded primarily related to a change in estimate resulting from the completion and filing of our federal income tax returns in March 2008 for the periods ended March 2, 2007 and June 30, 2007.

The deferred tax assets related to the net operating losses, alternative minimum tax credits and foreign tax credits of our domestic companies and certain net operating losses of our foreign companies have been fully offset with valuation allowances as we have determined it is more likely than not that the benefit of these assets will not be realized.  On an ongoing basis, we reassess the need for such valuation allowances based on recent operating results, the assessment of the likelihood of future taxable income and developments in the relevant tax jurisdictions.

In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement 109 (“FIN 48”).  Among other things, FIN 48 provides guidance to address uncertainty in tax positions and clarifies the accounting for income taxes by prescribing a minimum recognition threshold which income tax positions must achieve before being recognized in the financial statements.  We adopted FIN 48 on October 1, 2007, and were not required to record a change to retained earnings due to the adoption. The amount of unrecognized tax benefits, including interest, from uncertain tax positions at March 31, 2009 is $30.0 including $13.1 of uncertain tax positions arising from business combinations that, if recognized, would be recorded as an adjustment to goodwill and would not impact the effective tax rate.  During the quarter ended March 31, 2009, we decreased the uncertain tax positions by $3.0 for tax audit settlements and currency fluctuations.  Furthermore, for the nine-month period ended March 31, 2009, we recorded $7.6 of additional uncertain tax positions, the majority of which were offset by prepaid income taxes or fully reserved deferred tax assets.  We recognize interest and, if applicable, penalties which could be assessed related to unrecognized tax benefits in income tax expense.

As of October 2008, the Company has settled the federal IRS audits for the tax years ended June 30, 2004 and June 30, 2005.  The settlement of these audits did not have a material affect on the Company’s financial statements for the nine-month period ending March 31, 2009.  The Company continues to have routine ongoing income tax audits in various taxing jurisdictions.

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

Notes to Consolidated Financial Statements

(in millions, except share and per share data)

(unaudited)

(11)                          Accumulated Other Comprehensive (Loss) Gain

Accumulated other comprehensive (loss) gain as reported in the Consolidated Balance Sheets represents foreign currency translation adjustments, the unrealized gains and losses on our derivatives, deferred pension liabilities and other retirement benefits.  The components of Total comprehensive (loss) gain, net of related tax, for the three and nine-months ended March 31, 2009 and 2008 were as follows:

	Three-months Ended		Nine-months Ended
	March 31,		March 31,
	2009	2008	2009	2008
Net loss	$(462.0)	$(53.6)	$(652.6)	$(159.3)
Change in:
Foreign currency translation adjustments	(106.6)	80.0	(268.8)	78.8
Unrealized gain (loss) on derivatives, net of deferred tax expense of $4.7 and deferred tax benefit of $8.9 for the three-months ended March 31, 2009 and 2008, respectively, and deferred tax benefits of $7.3 and $21.4, for the nine-months ended March 31, 2009 and 2008, respectively.	7.9	(15.0)	(12.4)	(35.9)
Deferred pension liabilities and other retirement benefits, net of deferred tax benefit $4.2	—	—	(7.0)	—
Total comprehensive (loss) gain	$(560.7)	$11.4	$(940.8)	$(116.4)

The balance of unrealized loss on derivatives as of March 31, 2009 and June 30, 2008 is $26.9 and $14.5, respectively.

(12)                          Equity-Based Compensation

In July 2007, upon the recommendation of the Compensation Committee of our Board of Directors, the Board of Directors of RDA Holding Co. (the “Holding Co. Board”) approved the RDA Holding Co. 2007 Omnibus Incentive Compensation Plan (the “2007 Plan”).  All of our prior existing employee incentive compensation plans were terminated upon the completion of the Acquisition Transaction.  Under the 2007 Plan, the Holding Co. Board may grant to eligible directors, employees and consultants stock options, stock appreciation rights, restricted stock awards (“RSAs”), restricted stock units (“RSUs”), and other equity-based or equity related awards in RDA Holding Co. that the Holding Co. Board determines, in consultation with the Compensation Committee of our Board of Directors, are consistent with the purpose of the 2007 Plan and our best interests.  The Holding Co. Board may grant up to a maximum of 5.0 million shares under the 2007 Plan, net of forfeitures and expirations.  During the first quarter of fiscal 2009, the Holding Co. Board amended the 2007 Plan to increase the number of shares available for grant by 0.4 million, to 5.4 million, net of forfeitures and expirations.  During the third quarter of fiscal 2009, the Holding Co. Board amended the 2007 Plan to increase the number of shares available for grant by 0.2 million, to 5.6 million, net of forfeitures and expirations.

During the three and nine-months ended March 31, 2009 the Holding Co. Board granted approximately 0.6 and 1.1 million stock options; 0.06 and 0.1 million shares of RSAs; and 0.07 and 0.1 million shares of RSUs, respectively, to certain directors, employees and consultants of our company.  During the three and nine-months ended March 31, 2008 the Holding Co. Board granted approximately 0.04 and 3.3 million stock options; 0.02 and 1.3 million shares of RSAs; and 0.1 and 0.5 million shares of RSUs, respectively, to certain directors, employees and consultants of our company, respectively.

In general, granted stock options vest over four years, have 10-year contractual terms and are exercisable upon the occurrence of certain liquidity events, as defined in the 2007 Plan.  The weighted average exercise price of all stock options granted is $9.99.  The exercise price of all options was deemed equal to the estimated market value of RDA Holding Co.’s common stock at the date of grant.  Our estimated fair value is based upon an annual valuation of the Company performed in the fourth quarter.  The last valuation report completed was as of March 31, 2008.  The weighted average grant date fair value of RSAs and RSUs granted during the three-months ended March 31, 2009 and March 31, 2008 are $9.95 and $10.00, respectively.  The weighted average grant date fair value of RSAs and RSUs for the nine-months ended March 31, 2009 and March 31, 2008 is $9.96 and $10.00, respectively.

The Reader's Digest Association, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(in millions, except share and per share data)

(unaudited)

In general, 50% of granted RSAs and RSUs become vested upon the occurrence of a liquidity event, as defined, and the other 50% upon the first anniversary of the occurrence of a liquidity event.

The fair value of each stock option award is estimated on the date of grant using the Black-Scholes option valuation model that uses the assumptions noted in the following table.  As there is no public market for RDA Holding Co.’s stock, the expected volatility was based on the average volatility of historical closing stock prices of comparable companies over the expected term of the option. The risk-free interest rate for the periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. The expected term of options granted is based upon management’s estimate for the period of time for which options are expected to be outstanding. We have no historical stock option exercise experience and have estimated the expected term of options using the vesting period of the options, the expected period to consummate a liquidity event and the mid-point between the vesting date and the end of the contractual term.

	Three-months Ended		Nine-months Ended
	March 31,		March 31,
	2009	2008	2009	2008
Assumptions
Expected volatility	46.79%	39.97%	40.66% - 46.79%	32.38% - 41.97%
Expected term (years)	6	6	6	4-6
Risk-free interest rate	1.88%	2.78%	1.88% - 2.68%	2.78%-5.05%
Expected dividend yield	0%	0%	0%	0%

A summary of stock option activity under the 2007 Plan for the nine-months ended March 31, 2009 is as follows:

	Shares (000’s)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term
Options
Outstanding at June 30, 2008	2,991	$10.00	9.2
Granted	1,093	9.97
Forfeited or expired	(185)	10.00
Outstanding at March 31, 2009	3,899	$9.99	8.8
Vested or expected to vest at March 31, 2009	3,708
Exercisable at March 31, 2009	1,085	$10.00	8.5

The weighted-average fair value of options granted during the three and nine-months ended March 31, 2009 was $4.64 and $4.48, respectively.  The weighted average fair value of options granted during the three and nine-months ended March 31, 2008 was $4.28 and $4.58, respectively.  No options were exercised during the nine-months ended March 31, 2009 or 2008.

The Reader’s Digest Association, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(in millions, except share and per share data)

(unaudited)

A summary of RSAs and RSUs activity under the 2007 Plan for the nine-months ended March 31, 2009 is as follows:

	RSAs		RSUs
	Shares (000’s)	Weighted Average Exercise Price	Shares (000’s)	Weighted Average Exercise Price

Nonvested at June 30, 2008	1,008	$10.00	230	$10.00
Granted	99	9.96	97	9.96
Vested	—	—	(55)	9.95
Forfeited	(284)	10.00	(20)	10.00
Nonvested at March 31, 2009	823	$10.00	252	$9.98

Stock based compensation expense is pushed down to us from RDA Holding Co.  For the three-months ended March 31, 2009, stock based compensation expense of $1.0 and the related income tax benefit of $0.4, was recognized for stock options and RSUs that are not subject to the liquidity event provisions of the 2007 Plan. For the nine-months ended March 31, 2009, stock based compensation expense of $2.2 and the related income tax benefit of $0.8, was recognized for stock options and RSUs that are not subject to the liquidity event provisions of the 2007 Plan.  Total unrecognized compensation expense related to stock awards without a liquidity event provision, as defined, was $2.2, which will be recognized over a weighted average period of 2 years on a straight-line basis over the requisite service period for each separately vesting portion of the stock option award.

As of March 31, 2009, it was determined that it was not probable that the liquidity event, as defined, will be satisfied. As of March 31, 2009, total stock options, RSAs and RSUs outstanding with these liquidity provisions was 1.9 million, 0.8 million and 0.3 million, respectively. As a result, no compensation expense was recognized during the three or nine-months ended March 31, 2009 or March 31, 2008 for stock options, RSAs and RSUs with liquidity event provisions.  Total unrecognized compensation expense related to these stock options, RSAs and RSUs for the period ending March 31, 2009 are $8.9, $8.2 and $2.5, respectively.  Total unrecognized compensation expense related to these stock options, RSAs and RSUs for the period ended March 31, 2008 were $5.3, $10.9 and $2.3, respectively.

(13)              Pension Information

We sponsor various pension and postretirement benefit plans, including those for employees in the United States, international employees and supplemental plans for executives.

In fiscal year 2008, our other postretirement benefit plan was changed to cap the company subsidy for plan participants retiring after 1985. The subsidy will be eliminated after 10 years for pre-Medicare coverage, and after 5 years for post-Medicare coverage. The company may continue to offer benefits after this period, but all costs would be paid by the retirees.  In addition, effective July 1, 2008, the U.S. qualified and excess pension plans were harmonized for all participants who benefit under the plans.  In addition, in May of 2009 we closed our defined benefit plan in the United Kingdom to future accruals and contributions for future services. See Note 16, subsequent events, for more information.

The Reader’s Digest Association, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(in millions, except share and per share data)

(unaudited)

The table below details the components of our net periodic pension benefit:

	Three-months Ended		Nine-months Ended
	March 31,		March 31,
	2009	2008	2009	2008
Service cost	$2.3	$4.0	$7.4	$12.3
Interest cost	11.5	12.5	35.7	37.4
Expected return on plan assets	(19.5)	(20.8)	(60.0)	(62.6)
Amortization of prior service credit	—	—	(0.1)	—
Recognized actuarial gain	(0.5)	(0.1)	(1.6)	(0.3)
Curtailments	—	—	—	(1.2)
Net periodic pension benefit	$(6.2)	$(4.4)	$(18.6)	$(14.4)

For the three-months ended March 31, 2009 and March 31, 2008 approximately $3.2 and $2.1, respectively, was contributed to our international pension plans.   For the nine-months ended March 31, 2009 and March 31, 2008 approximately $6.7 and $6.2, respectively, was contributed to our international pension plans.  Because our retirement plan in the United States is over-funded, we did not make any contributions during the three or nine-months ended March 31, 2009 and 2008.  The U.S. supplemental retirement plans are not qualified under the Internal Revenue Code because they are available only to certain executives.  We pay the benefits under these unfunded plans as the obligations are incurred.  For both the three-months ended March 31, 2009 and 2008 we paid $2.6.  We paid $6.7 and $7.7 during the nine-months ended March 31, 2009 and March 31, 2008, respectively.

We also sponsor certain postretirement benefit plans in the U.S. and Canada.  The table below details the components of our net periodic postretirement cost:

	Three-months Ended		Nine-months Ended
	March 31,		March 31,
	2009	2008	2009	2008
Service cost	$—	$0.1	$0.1	$0.4
Interest cost	0.4	1.0	1.2	2.9
Amortization of prior service credit	(0.5)	—	(1.4)	—
Recognized actuarial gain	(0.4)	—	(1.2)	—
Net periodic postretirement (benefit) cost	$(0.5)	$1.1	$(1.3)	$3.3

(14)                          Revenues and Operating (Loss) Profit and Assets by Reportable Segment

The accounting policies of our segments are the same as those described in Note 15, Segments, in the consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2008.  See MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — Our Reportable Segments in this Quarterly Report for additional information on our segment reporting.

Reportable segments are based on our method of internal reporting.  We present our segments’ revenues as if the intercompany transactions were with third parties.  Revenues and expenses attributable to intercompany transactions are eliminated to reconcile our reportable segment amounts to consolidated amounts, as reported in our consolidated statements of operations.  Identifiable assets by segment are those assets that are used in the operations of that business.  Corporate assets consist primarily of cash and cash equivalents, certain prepaid expenses, marketable securities, certain pension assets, certain fixed assets and certain other current assets.

As described in Note 3, Discontinued Operations, we sold TOHE, QSP and BAF.  TOHE was part of the Reader’s Digest United States reporting segment. QSP and BAF were part of the School & Educational Services reporting segment.  As a result, these entities have been removed from the March 31, 2009 and March 31, 2008 results and are now presented as Discontinued operations in our Consolidated Statements of Operations.

The Reader’s Digest Association, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(in millions, except share and per share data)

(unaudited)

The following table presents our net revenues and operating profit by segment:

	Three-months Ended		Nine-months Ended
	March 31,		March 31,
	2009	2008	2009	2008
Revenues
Reader’s Digest United States	$162.2	$180.8	$557.6	$609.2
Reader’s Digest International	298.4	390.4	1,055.0	1,222.3
School & Educational Services	24.5	25.4	70.9	88.1
Intercompany eliminations	(1.8)	(4.6)	(7.8)	(17.0)
Purchase accounting related adjustment (1)	(4.2)	(16.9)	(18.4)	(100.7)
Total revenues	$479.1	$575.1	$1,657.3	$1,801.9

Operating (loss) profit
Reader’s Digest United States	$7.7	$13.9	$32.8	$51.6
Reader’s Digest International	9.2	28.8	22.2	90.6
School & Educational Services	(0.8)	0.6	(8.1)	4.7
Impairment of assets (4)	(527.1)	—	(527.1)	—
Corporate unallocated (2)	(11.1)	(27.6)	(30.6)	(72.2)
Other operating items, net (3)	(9.6)	(7.0)	(31.4)	(15.6)
Purchase accounting related adjustment (1)	(4.2)	(16.9)	(18.4)	(100.7)
Operating (loss) profit	$(535.9)	$(8.2)	$(560.6)	$(41.6)

Intercompany eliminations
Reader’s Digest United States	$(0.8)	$(3.5)	$(4.5)	$(13.1)
Reader’s Digest International	(1.0)	(1.1)	(3.3)	(3.8)
School & Educational Services	—	—	—	(0.1)
Total intercompany eliminations	$(1.8)	$(4.6)	$(7.8)	$(17.0)

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

(3)        Other operating items, net, include restructuring, contractual charges and gain on sales of certain non-strategic assets.  Such items are not included in segment results reviewed by our chief operating decision maker.

(4)        Impairment of assets includes goodwill, intangible assets, and other asset impairment charges.

The Reader’s Digest Association, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(in millions, except share and per share data)

(unaudited)

The following table presents our assets by reportable segment:

	March 31, 2009	June 30, 2008
Assets
Reader’s Digest United States	$1,002.2	$1,178.8
Reader’s Digest International	1,356.8	2,105.4
School & Educational Services	82.9	199.3
Corporate	373.1	241.2
Total assets for reportable segments	$2,815.0	$3,724.7

Assets
Total assets for reportable segments	$2,815.0	$3,724.7
Assets held for sale	0.9	241.4
Total consolidated assets	$2,815.9	$3,966.1

The Reader’s Digest Association, Inc. and Subsidiaries

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

The following tables present condensed consolidating financial information as of March 31, 2009, June 30, 2008 and for the three and nine-months ended March 31, 2009 and 2008 for the parent guarantor, (RDA on a standalone basis), Guarantor Subsidiaries on a combined basis, Non-Guarantor Subsidiaries on a combined basis and RDA on a consolidated basis.

Consolidated condensed balance sheet as of March 31, 2009:

	Issuer Parent - RDA	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Total Eliminations	Consolidated
Assets
Current assets	$92.6	$512.2	$346.4	$(298.6)	$652.6
Property, plant and equipment, net	27.6	13.9	27.4	—	68.9
Goodwill	—	578.7	593.6	—	1,172.3
Other intangible assets, net	—	202.4	296.2	—	498.6
Prepaid pension assets	281.2	—	27.3	—	308.5
Investments in subsidiaries	1,569.8	6.2	—	(1,576.0)	—
Intercompany noncurrent receivables	13.8	0.4	90.8	(105.0)	—
Other noncurrent assets	28.2	70.0	16.8	—	115.0
Total assets	$2,013.2	$1,383.8	$1,398.5	$(1,979.6)	$2,815.9

Liabilities and stockholder’s (deficit) equity
Current liabilities	$372.7	$388.7	$383.3	$(298.6)	$846.1
Long-term debt	2,067.0	—	97.3	—	2,164.3
Unearned revenues	—	149.4	2.4	—	151.8
Accrued pension	59.7	—	11.6	—	71.3
Post-retirement and post-employment benefits other than pensions	18.8	—	2.0	—	20.8
Intercompany noncurrent payables	90.8	11.7	2.5	(105.0)	—
Other noncurrent liabilities	89.1	70.4	86.0	—	245.5
Total liabilities	$2,698.1	$620.2	$585.1	$(403.6)	$3,499.8

Stockholder’s (deficit) equity	(684.9)	763.6	813.4	(1,576.0)	(683.9)
Total liabilities and stockholder’s (deficit) equity	$2,013.2	$1,383.8	$1,398.5	$(1,979.6)	$2,815.9

The Reader’s Digest Association, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(in millions, except share and per share data)

(unaudited)

Consolidated condensed balance sheet as of June 30, 2008:

	Issuer Parent - RDA	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Total Eliminations	Consolidated
Assets
Current assets	$5.0	$539.1	$465.1	$(73.3)	$935.9
Property, plant and equipment, net	23.5	37.0	38.6	—	99.1
Goodwill	—	633.7	987.5	—	1,621.2
Other intangible assets, net	—	373.9	527.6	—	901.5
Prepaid pension assets	257.5	—	33.4	—	290.9
Investments in subsidiaries	2,392.0	5.9	—	(2,397.9)	—
Intercompany noncurrent receivables	14.1	—	125.3	(139.4)	—
Other noncurrent assets	38.0	55.5	20.1	3.9	117.5
Total assets	$2,730.1	$1,645.1	$2,197.6	$(2,606.7)	$3,966.1

Liabilities and stockholder’s equity
Current liabilities	$238.1	$387.5	$423.5	$(65.9)	$983.2
Long-term debt	1,974.1	—	117.8	—	2,091.9
Unearned revenues	—	134.6	3.0	—	137.6
Accrued pension	62.9	—	21.1	—	84.0
Post-retirement and post-employment benefits other than pensions	23.1	—	2.4	—	25.5
Intercompany noncurrent payables	125.3	11.7	2.4	(139.4)	—
Other noncurrent liabilities	79.6	145.8	166.8	(3.3)	388.9
Total liabilities	$2,503.1	$679.6	$737.0	$(208.6)	$3,711.1

Stockholder’s equity	227.0	965.5	1,460.6	(2,398.1)	255.0
Total liabilities and stockholder’s equity	$2,730.1	$1,645.1	$2,197.6	$(2,606.7)	$3,966.1

The Reader’s Digest Association, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(in millions, except share and per share data)

(unaudited)

Consolidated condensed statement of operations for the three-months ended March 31, 2009:

	Issuer Parent - RDA	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Total Eliminations	Consolidated

Revenues	$21.2	$194.4	$265.4	$(1.9)	$479.1
Product, distribution and editorial expenses	13.3	85.1	110.9	(1.9)	207.4
Promotion, marketing and administrative expenses	17.9	99.7	153.3	—	270.9
Impairments of assets	—	218.2	308.9	—	527.1
Other operating items, net	6.7	3.8	(0.9)	—	9.6
Operating loss	(16.7)	(212.4)	(306.8)	—	(535.9)

Interest expense (income)	34.3	(0.1)	2.3	—	36.5
Other (income) expense, net	(27.3)	0.1	26.6	—	(0.6)
Expense (income) from investment in subsidiaries	428.7	(0.3)	—	(428.4)	—
Loss before expense (benefit) from income taxes and discontinued operations	(452.4)	(212.1)	(335.7)	428.4	(571.8)

Income tax expense (benefit)	1.4	(62.6)	(50.9)	—	(112.1)

Loss from continuing operations	(453.8)	(149.5)	(284.8)	428.4	(459.7)

(Loss) income from discontinued operations, net of tax expense of $0.9	(8.2)	6.0	(0.1)	—	(2.3)

Net loss	$(462.0)	$(143.5)	$(284.9)	$428.4	$(462.0)

The Reader’s Digest Association, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(in millions, except share and per share data)

(unaudited)

Consolidated condensed statement of operations for the nine-months ended March 31, 2009:

	Issuer Parent - RDA	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Total Eliminations	Consolidated

Revenues	$63.7	$657.4	$944.0	$(7.8)	$1,657.3
Product, distribution and editorial expenses	47.4	287.7	394.2	(7.8)	721.5
Promotion, marketing and administrative expenses	69.3	331.5	537.1	—	937.9
Impairment of assets	—	218.2	308.9	—	527.1
Other operating items, net	9.8	5.5	16.1	—	31.4
Operating loss	(62.8)	(185.5)	(312.3)	—	(560.6)

Interest expense	108.0	—	9.2	—	117.2
Other (income) expense, net	(27.6)	(11.9)	41.0	—	1.5
Expense (income) from investment in subsidiaries	519.5	(0.5)	—	(519.0)	—
Loss before expense (benefit) from income taxes and discontinued operations	(662.7)	(173.1)	(362.5)	519.0	(679.3)

Income tax expense (benefit)	4.0	(57.1)	(45.2)	—	(98.3)

Loss from continuing operations	(666.7)	(116.0)	(317.3)	519.0	(581.0)

Income (loss) from discontinued operations, net of tax benefits of $15.9	14.1	(83.0)	(2.7)	—	(71.6)

Net loss	$(652.6)	$(199.0)	$(320.0)	$519.0	$(652.6)

The Reader’s Digest Association, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(in millions, except share and per share data)

(unaudited)

Consolidated condensed statement of cash flows for the nine-months ended March 31, 2009:

	Issuer Parent - RDA	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Total Eliminations	Consolidated

Net change in cash due to continuing operating activities	$(160.4)	$32.1	$(8.6)	$—	$(136.9)
Net change in cash due to discontinued operating activities	(12.0)	(27.0)	0.8	—	(38.2)
Net change in cash due to operating activities	(172.4)	5.1	(7.8)	—	(175.1)
Net change in cash due to investing activities	105.4	(5.3)	11.7	—	111.8
Net change in cash due to financing activities	90.9	—	(7.4)	—	83.5
Effect of exchange rate changes on cash and cash equivalents	6.9	—	(4.1)	—	2.8
Cash and cash equivalents at beginning of the period	4.6	3.9	70.9	—	79.4
Cash and cash equivalents at end of the period	$35.4	$3.7	$63.3	$—	$102.4

The Reader’s Digest Association, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(in millions, except share and per share data)

(unaudited)

Consolidated condensed statement of operations for the three-months ended March 31, 2008:

	Issuer Parent - RDA	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Total Eliminations	Consolidated

Revenues	$25.2	$214.6	$339.8	$(4.5)	$575.1
Product, distribution and editorial expenses	17.9	93.4	137.3	(4.5)	244.1
Promotion, marketing and administrative expenses	73.9	92.0	166.3	—	332.2
Impairments of assets	—	—	—	—	—
Other operating items, net	8.5	(4.0)	2.5	—	7.0
Operating (loss) profit	(75.1)	33.2	33.7	—	(8.2)

Interest expense	2.6	19.4	20.9	—	42.9
Other (income) expense, net	(13.2)	0.1	11.4	—	(1.7)
(Income) expense from investment in subsidiaries	(8.9)	(0.4)	—	9.3	—
(Loss) income before (benefit) expense from income taxes and discontinued operations	(55.6)	14.1	1.4	(9.3)	(49.4)

Income tax (benefit) expense	(2.0)	(11.1)	2.9	—	(10.2)

(Loss) income from continuing operations	(53.6)	25.2	(1.5)	(9.3)	(39.2)

(Loss) from discontinued operations, net of tax benefits of $4.5	—	(13.1)	(1.3)	—	(14.4)

Net (loss) income	$(53.6)	$12.1	$(2.8)	$(9.3)	$(53.6)

The Reader’s Digest Association, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(in millions, except share and per share data)

(unaudited)

Consolidated condensed statement of operations for the nine-months ended March 31, 2008:

	Issuer Parent - RDA	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Total Eliminations	Consolidated

Revenues	$72.7	$685.2	$1,060.5	$(16.5)	$1,801.9
Product, distribution and editorial expenses	45.9	319.8	434.8	(16.5)	784.0
Promotion, marketing and administrative expenses	151.8	334.5	557.6	—	1,043.9
Intangible asset impairments	—	—	—	—	—
Other operating items, net	3.7	8.2	3.7	—	15.6
Operating (loss) profit	(128.7)	22.7	64.4	—	(41.6)

Interest expense	88.3	19.4	27.5	—	135.2
Other (income) expense, net	(39.6)	0.5	32.5	—	(6.6)
(Income) expense from investment in subsidiaries	(14.5)	(0.8)	—	15.3	—
(Loss) income before benefit from income taxes and discontinued operations	(162.9)	3.6	4.4	(15.3)	(170.2)

Income tax benefit	(3.6)	(15.0)	(0.1)	—	(18.7)

(Loss) income from continuing operations	(159.3)	18.6	4.5	(15.3)	(151.5)

(Loss) income from discontinued operations, net of tax benefits of $5.1	—	(8.9)	1.1	—	(7.8)

Net (loss) income	$(159.3)	$9.7	$5.6	$(15.3)	$(159.3)

The Reader’s Digest Association, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(in millions, except share and per share data)

(unaudited)

Consolidated condensed statement of cash flows for the nine-months ended March 31, 2008:

	Issuer Parent - RDA	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Total Eliminations	Consolidated

Net change in cash due to continuing operating activities	$(81.8)	$23.0	$36.5	$—	$(22.3)
Net change in cash due to discontinued operating activities	—	(21.0)	0.6	—	(20.4)
Net change in cash due to operating activities	(81.8)	2.0	37.1	—	(42.7)
Net change in cash due to investing activities	(3.4)	0.4	0.3	—	(2.7)
Net change in cash due to financing activities	75.1	—	(1.4)	—	73.7
Effect of exchange rate changes on cash and cash equivalents	11.6	—	(7.6)	—	4.0
Cash and cash equivalents at beginning of the period	1.6	5.2	43.4	—	50.2
Cash and cash equivalents at end of the period	$3.1	$7.6	$71.8	$—	$82.5

The Reader’s Digest Association, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(in millions, except share and per share data)

(unaudited)

(16)         Subsequent Events

In May of 2009 we closed our Defined Benefit Plan in the United Kingdom to future accruals and contributions for future services.  We expect to complete our valuation of the plan assets and obligations in the fourth quarter of fiscal 2009, and will subsequently record any necessary adjustments.

Management announced that the Company expects to exit during the fourth quarter of fiscal 2009 from the following unprofitable or non-core business units:  World Almanac Education Library Services (“WAELS”), the Company’s library wholesaling business; Gareth Stevens, the Company’s library publishing business; the Company’s Direct Holdings business in Europe (“Time-Life Europe”); the Company’s operations in Turkey; and the US edition of Selecciones magazine.  WAELS and Gareth Stevens are part of our School & Educational Services business segment; Time-Life Europe and Turkey are part of our International business segment; and the US Selecciones is part of our United States Segment.  Management has concluded that the WAELS, Time-Life Europe, and Turkey businesses will be shut down.  The liquidating and winding down of these businesses have begun; however, there continues to be revenue and cost generating activities within these entities.  The Company is currently exploring divestiture opportunities for Gareth Stevens; however, there is doubt as to whether a sale is probable.  If the Company cannot reach agreement with a buyer to purchase the Gareth Stevens business on terms acceptable to the Company, then the Gareth Stevens business will be shut down.

Effective April 2, 2009, our US qualified pension plan was amended to provide additional benefits to eligible employees who participate in the pension plan and whose employment is involuntarily terminated by the Company between April 2, 2009 and December 31, 2009.  Our severance plan was simultaneously amended to exclude from its coverage employees receiving these additional benefits under the pension plan.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

The following discussion and analysis supplements the Management’s Discussion and Analysis in our Annual Report on Form 10-K for the year ended June 30, 2008 and presumes that the readers have read or have access to that discussion and analysis.  The following discussion and analysis includes historical and certain forward-looking information that should be read together with the accompanying consolidated financial statements, related footnotes, and the discussion below of certain risks and uncertainties that could cause future operating results to differ materially from historical results or from the expected results indicated by forward-looking statements.  Actual results may differ materially from those suggested by our forward-looking statements for various reasons, including those discussed in the Risk Factors and Disclosure Regarding Forward Looking Statements  sections of our Annual Report on Form 10-K for the fiscal year ended June 30, 2008. We do not have any intention or obligation to update forward-looking statements. Certain amounts and percentages do not recalculate due to rounding.  All references to dollars in this discussion and analysis are in millions.

References in this Management’s Discussion and Analysis section to “we,” “us” and “our” are to The Reader’s Digest Association, Inc. and its subsidiaries.  All references to 2009 and 2008, unless otherwise indicated, are to fiscal 2009 and fiscal 2008, respectively.

Basis of Presentation

We report on a fiscal year that begins July 1 and is for the period from July 1 through June 30.

During the first half of fiscal 2009, we sold our home party planning business Taste of Home Entertaining, Inc. (“TOHE”); our schools and youth fundraising business consisting of QSP, Inc., Quality Service Programs, Inc., and their affiliated subsidiaries in the United States and Canada (“QSP”); and the principal operating assets of Books Are Fun, Ltd. (“BAF”), our display-marketing business, in connection with our exit of this business.  As a result, TOHE, QSP and BAF are classified as discontinued operations for all periods presented in the consolidated financial statements.  Loss from discontinued operations, net of tax was $2.3 and $71.6 for the three and nine-months ended March 31, 2009, respectively.  Loss from discontinued operations, net of taxes, was $14.4 and $7.8 for the three and nine-months ended March 31, 2008, respectively. See Note 3, Discontinued Operations, for more information.

In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, (“SFAS 142”), we are required to perform an impairment test on goodwill and indefinite-lived intangible assets annually or if certain circumstances indicate a possible impairment may exist.  Our policy is to complete the required annual impairment test in accordance with SFAS 142 in our fourth fiscal quarter.  In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, (“SFAS 144”), other long-lived assets that are amortized are required to be tested for impairment if certain circumstances indicate that a possible impairment may exist.

During the third quarter we concluded that an interim impairment test of our goodwill and long-lived assets was necessary for all of our reporting units.  This conclusion was based on certain indicators of impairment, including the significant deterioration of global market conditions combined with a recent downgrade in our credit rating and the decline in our most recent financial projections developed during the quarter as compared to the significant margin of excess fair value over carrying value that existed at our last impairment test.

As a result of the initial step of our impairment analysis, several of our reporting units indicated impairment and required us to proceed to the second step of our impairment test.  After considering the impact of definite and indefinite lived asset impairments, our interim impairment analysis of goodwill for our United States Consumer and European reporting units had fair values that exceeded the carrying value.  If these units do not perform as expected and general market conditions continue to deteriorate, an impairment could result for a portion or all of the carrying value of goodwill.  The United States Consumer and European reporting units had $529.4 and $449.4 of goodwill at March 31, 2009.

We have not finalized our interim impairment analysis due to the timing and complexity of the calculations required.  However, we have recorded an estimated non-cash asset impairment charge in the three-months ended March 31, 2009.  The estimated impairment charge is $527.1 and is included in the line item Impairment of assets in the Company’s Consolidated Statements of Operations.

The estimate goodwill and other long-lived asset impairment was required because the revenue and operating results in fiscal 2009 from the underlying businesses have softened from what was expected at the time of our last impairment analysis combined with a significant decline in our third quarter long term projected operating results when compared to the projected operating results from the prior quarter.  Other assumption changes since our last valuation which contributed to the impairment were the use of higher discounts rates, that correspond to companies with a similar financial position and credit rating, and decreases in market multiples.  Refer to Note 4, Impairment of Assets, for more information.

Our Reportable Segments

Our business is organized and reports across three business segments: Reader’s Digest United States, Reader’s Digest International and School & Educational Services.  See Note 14, Revenues and Operating (Loss) Profit  and Assets by Reportable Segment, within this report, for additional information.

Three-Months Ended March 31, 2009, Compared With Three-Months Ended March 31, 2008

Revenue

Revenues during the third quarter of fiscal 2009 decreased $96.0, or 16.7%, to $479.1, as compared to $575.1 during the comparable period in fiscal 2008.  In connection with the purchase method of accounting prescribed in SFAS 141, the fair value of our unearned revenue was reduced to establish a new accounting basis as of March 2, 2007 which reduced revenues by $4.2 and $16.9 during the third quarter of fiscal 2009 and 2008, respectively.  Excluding the unearned revenue adjustment and $63.5 of a negative impact from changes in foreign currency exchange rates, revenues declined across all of our segments by $45.2, or 7.6%, as we continued to experience the impact of the tightening of the economy in the United States and internationally, where we were more adversely impacted.  This decrease in our segments was offset slightly by a $2.8 reduction of inter-segment sales, and the related elimination, during the third quarter of fiscal 2009.

Our United States business segment revenues during the third quarter of fiscal 2009 decreased $18.6, or 10.3%, to $162.2, as compared to $180.8 during the comparable period in 2008.  Lower revenues were mostly driven by our RD Community Affinity as a result of softening sales from our Children’s Publishing products, and Reader’s Digest magazine economy-driven reductions in advertising revenues, and a decrease in newsstand revenue, as well as a decline in subscription revenue due to fewer renewals.  This Affinity also experienced a decrease in music single sales from lower response rates on our mailings and lower Select Editions membership renewals.  Our Food and Entertaining Affinity contributed further to the revenue decline with an economy-driven decrease in advertising revenue from Everyday with Rachael Ray, and poor response rates to certain direct mail books.

Our International business segment revenues during the third quarter of fiscal 2009 decreased $92.0, or 23.6%, to $298.4, as compared to $390.4 during the comparable period in fiscal 2008.  Excluding the negative effect of foreign currency translation, our International business segment experienced a net decrease in revenues of $28.5, or 7.3%, during the third quarter of 2009.  Our businesses across all markets were most adversely affected by the economy during the period due to low response rates on promoted products, reduction in the number of promotions and lower priced product offerings. Lower response rates on a smaller active customer base continued to have a negative impact on revenue in the United Kingdom, France, Canada, Mexico and Australia.  Several of our other international markets were also impacted, to a lesser extent, by the same factors.  In addition, Mexico was also adversely impacted by an increase in the reserve for amounts deemed uncollectible.  These decreases were offset in part by revenue improvements in several of our Central European markets and as the result of the success of a new membership program in our German Market.

Our School & Educational Services business segment revenues during the third quarter of fiscal 2009 decreased $0.9, or 3.5%, to $24.5, as compared to $25.4 during the comparable period in fiscal 2008.  The decrease was driven mainly by the combination of lower Weekly Reader Magazine circulation and the curtailment of several unprofitable business lines in prior periods.  This was offset in part by increased volumes experienced in our CompassLearning business.  Overall, this business segment continues to experience challenging educational market conditions as schools reevaluate their purchases in the current economic environment.

Operating Profit (Loss)

The operating loss during the third quarter of fiscal 2009 decreased $527.7 to $535.9 as compared to $8.2 during the comparable period in fiscal 2008.  The reduction of unearned revenue, as described in the Revenues section above, reduced operating loss during the third quarters of fiscal 2009 and 2008 by $4.2 and $16.9, respectively.  Our operating results were also adversely impacted by a non-cash asset impairment charge of $527.1 during the third quarter of fiscal 2009. Excluding the unearned revenue adjustment, the impairment charge, and $0.2 of a negative impact from changes in foreign currency exchange rates, the operating results during the third quarter of fiscal 2009 decreased by $13.1 to an operating loss of $4.4 from an operating profit of $8.7 during the comparable period in fiscal 2008.  The decrease in operating profit was largely attributable to economy-driven declines in sales volumes across all of our operating segments which were mitigated in part by the effect of multiple cost saving measures initiated by management.

Our United States business segment operating profit during the third quarter of fiscal 2009 decreased $6.2, or 44.6%, to $7.7, as compared to $13.9 during the third quarter of fiscal 2008.  Decreases in operating profit were largely driven by the declines in revenue from our RD Community and Food and Entertaining Affinities offset in part by reduced direct mail and billing costs, lower paper, print, and delivery costs resulting from decreased sales volumes coupled with the effect of cost saving initiatives.  Operating profits were also negatively impacted from our Health and Wellness Affinity as a result of our investment in Purpose Driven Connection during the period which was offset in part by improved performance across certain of our other products within this affinity.

The operating profit within our International business segment during the third quarter of fiscal 2009 decreased $19.6, or 68.1%, to $9.2, as compared to $28.8 during the third quarter of fiscal 2008.  Excluding the negative effect of foreign currency exchange rates our International business segment experienced a net decrease of $19.4, or 67.4%.  This decrease was driven by revenue declines described above, increased postage costs in several markets, most notably Russia, and higher costs for foreign purchases in the United Kingdom and our Eastern European markets as a result of the weakening of their currencies.   The decreases were offset in part by lower quantity of mailings during the period and the effect of cost savings initiatives.

Our School & Educational Services business segment operating profit during the third quarter of fiscal 2009 decreased $1.4, to an operating loss of $0.8, as compared to an operating profit of $0.6 during the comparable period in fiscal 2008.  Operating profit decreases were largely the result of the reduction of revenue described above.

Corporate unallocated costs decreased during the third fiscal quarter by $16.5, or 59.8%, to $11.1, as compared to $27.6 during the third quarter of fiscal 2008.  This decrease in cost  was the result of lower estimated costs accrued during the third quarter of fiscal 2009, for our management incentive plans, which are measured against our expected operating results; and changes to the Company’s retirement plans during fiscal 2008 resulting in a decrease in pension and postretirement costs.

Other operating items increased in the third fiscal quarter by $2.6, or 37.1%, to $9.6, as compared to $7.0 during the third quarter of fiscal 2008.  The increase was driven by restructuring and severance costs resulting from the continued evaluation our business operations. During the third quarter of fiscal 2009, we implemented our recession plan and, as a result, recognized severance costs related to that plan of $6.8.

Interest Expense

Interest Expense decreased $6.4 to $36.5 during the third quarter of fiscal 2009, as compared with $42.9 during the comparable period in fiscal 2008.  This decline is principally due to lower interest rates during the third quarter of fiscal 2009.

Income Taxes

During the three-month periods ended March 31, 2009 and 2008, we recorded an income tax benefit of $112.1 and $10.2, respectively.  The benefit recorded during the three-month period ended March 31, 2009 primarily relates to reductions of certain deferred tax liabilities of $104.6 due to the impairment of goodwill, intangible and tangible assets, favorable income tax rate changes and the filing of our federal income tax return for the period ended June 30, 2008.  Additionally, benefits recorded during both of these periods relate to the decrease of the tax liability on our foreign earnings and the reduction of deferred tax liabilities for which no current expense is required due to the existence of valuation allowances on net operating loss carryforwards.

Nine-Months Ended March 31, 2009, Compared With Nine-Months Ended March 31, 2008

Revenue

Revenues during the first nine months of fiscal 2009 decreased $144.6, or 8.0%, to $1,657.3, as compared to $1,801.9 during the first nine months of fiscal 2008.  In connection with the purchase method of accounting prescribed in SFAS 141, the fair value of our unearned revenue was reduced to establish a new accounting basis as of March 2, 2007 which decreased revenues by $18.4 and $100.7 during the first nine months of fiscal 2009 and fiscal 2008, respectively.  Excluding the unearned revenue adjustment and $101.2 of a negative impact from changes in foreign currency exchange rates, revenues declined across all of our segments by $125.7, or 6.6%, and was largely the result of a global tightening of economic conditions that continues to have a negative impact on advertising revenues and consumer spending across many of our magazine, book, music and video product categories.  This decrease in our segments was offset by a $9.2 reduction of inter-segment sales, and the related elimination, during the first nine months of fiscal 2009.

Our United States business segment revenues during the first nine months of fiscal 2009 decreased $51.6, or 8.5%, to $557.6, as compared to $609.2 during the first nine months of fiscal 2008.  The decrease in revenue was principally driven by our RD Community Affinity as a result of our Reader’s Digest Magazine’s planned reduction in rate base during fiscal 2008, economy-driven reduction in advertising revenues, softness in subscription and newsstand sales, lower Children’s Publishing book sales, as well as the absence of Young Families revenue due to our decision to exit the product line during fiscal 2008.  Our Food & Entertaining Affinity added to the decline with a lower volume of book sales along with lower subscription revenue due to the curtailment or reduction of promotion efforts on certain magazines adversely affected by current economic conditions.  This was offset in part by an increase in advertising revenue generated by Allrecipes.com and favorable performance on newsstand sales.  In addition, revenue decreases in advertising and our Worldwide Tours business within our Home & Garden Affinity were fully offset by revenue increases from the launch of Mind Stretchers, Best You, and Purpose Driven Connection within our Health & Wellness Affinity.

Our International business segment revenues during the first nine months of fiscal 2009 decreased $167.3, or 13.7%, to $1,055.0, as compared to $1,222.3 during the comparable period in fiscal 2008.  Excluding the negative effect of foreign currency translation, our International business segment experienced a net decrease in revenues of $66.1, or 5.4%, during the first nine months of fiscal 2009 when compared to the comparable period in fiscal 2008.  Our international business segment has continued to be adversely impacted by lower mail quantities, a shrinking active customer base, and lower response rates on our mailings in our single sales businesses along with lower advertising and circulation revenues in our magazine business.  Revenues in the United Kingdom, France, Australia, Canada, Mexico and all markets in our Time Life businesses continue to be the most severely affected by the slowing economy.  Several other European markets also reported lower revenues, however, at a lower rate of decline.  The decrease was offset in part by price increases achieved in Russia, a new membership program in Germany, higher magazine circulation in Brazil and higher response rates on single sales in our Asian markets.

Our School & Educational Services business segment revenues during the first nine months of fiscal 2009 decreased $17.2, or 19.5%, to $70.9, as compared to $88.1 during the comparable period in fiscal 2008.   The decrease in revenues was principally due to Weekly Reader Publishing Group and CompassLearning experiencing challenging educational market conditions in the current economic environment along with the curtailment or sale of certain unprofitable business lines at Weekly Reader Publishing Group during fiscal 2008.

Operating Profit (Loss)

The operating loss during the first nine months of fiscal 2009 decreased $519.0, to $560.6, as compared to $41.6 during the comparable period in fiscal 2008. The reduction of unearned revenue, as described in the Revenues section above, reduced operating profits during the first nine months of fiscal 2009 and fiscal 2008 by $18.4 and $100.7, respectively.  Our operating results were also adversely impacted by a non-cash asset impairment charge of $527.1 during the third quarter of fiscal 2009.  Excluding the unearned revenue adjustment, the impairment charge, and $7.3 of a negative impact from changes in foreign currency exchange rates, the operating results during the first nine months of fiscal 2009 decreased by $66.9, or 113.2%, to an operating loss of $7.8 from an operating profit of $59.1 during the comparable period in fiscal 2008.  The decrease in operating profit was mainly impacted by economy related declines in our sales volumes combined with the negative impact of workforce reduction actions, and mitigated in part by cost savings measures initiated by management.

Our United States business segment operating profit decreased during the first nine months of fiscal 2009 by $18.8, or 36.4%, to $32.8 as compared to $51.6 for the comparable period in fiscal 2008.  This decrease was largely due to the decline in revenues in our RD Community and Food and Entertaining Affinities offset in part by reduced direct mail and billing costs as well and lower paper, print and delivery costs driven by lower sales volumes.  Our Health and Wellness Affinity contributed further to the deterioration of our operating margins due to investment costs incurred in connection with new magazine launches during fiscal 2009.

The operating profit within our International business segment during the first nine months of fiscal 2009 decreased by $68.4, or 75.5%, to $22.2 as compared to $90.6 during the comparable period in fiscal 2008.  Excluding the negative effect of foreign currency exchange rates, our International business segment experienced a net decrease in operating profit of $61.1, or 67.4%, during the first nine months of fiscal 2009 when compared to the comparable period in fiscal 2008.  Operating profit throughout our international markets has declined largely as a result of revenue shortfalls.  The impact of lost revenues in the United Kingdom, France and in all markets of our Time Life business was mitigated, in part, due to decreases in promotional costs and overhead cost reduction initiatives implemented during the period.  Our other international markets reported increased postage costs, most notably in Russia, increased promotional costs and an unfavorable product mix resulting in a further deterioration of margins.  These costs more than offset the impact of cost savings initiatives and revenue increases in Russia, Germany and our Asian markets.

Our School & Educational Services business segment operating profit during the first nine months of fiscal 2009 decreased $12.8 to an operating loss of $8.1, as compared to an operating profit of $4.7 during the comparable period in fiscal 2008.  The remaining decrease was principally attributable to revenue declines throughout the segment which were partially offset by reductions in headcount and other cost savings measures initiated during the period.

Corporate unallocated costs decreased during the first nine months of fiscal 2009 by $41.6, or 57.6%, to $30.6, as compared to $72.2 during the first nine months of fiscal 2008.  This decrease in costs resulted from lower estimated costs accrued, primarily during the first nine months of fiscal 2009, for our management incentive plans, which are measured against our expected operating results; changes to the Company’s Retirement Plans during fiscal 2008, resulting in a decrease in pension and postretirement costs; and lower stock compensation expense during the first nine months of fiscal 2009.

The operating loss was fueled further by an increase of Other operating items during the first nine months of fiscal 2009 by $15.8, or 101.3%, to $31.4, as compared to $15.6 during the first nine months of fiscal 2008.  The increase was driven by restructuring and severance costs resulting from the continued evaluation of our business operations.  During fiscal 2009, we formulated and announced a plan to outsource our internal IT function and implemented a recession plan resulting in $16.4 and $6.8 respectively, of restructuring and severance costs.

Interest Expense

Interest Expense decreased $18.0 to $117.2 during the first half of fiscal 2009, compared with $135.2 during the comparable period in fiscal 2008.  This decline is principally due to lower interest rates during the first nine months of fiscal 2009.

Income Taxes

During the nine-month periods ended March 31, 2009 and 2008, we recorded an income tax benefit of $98.3 and $18.7, respectively. The benefit recorded for the nine-month period ended March 31, 2009, primarily relates to reductions of certain deferred tax liabilities of $104.6 due to the impairment of goodwill, intangible and tangible assets, partially offset by the tax liabilities on foreign earnings and state taxes.  The benefit recorded for the nine-month period ended March 31, 2008 relates to the reduction of deferred tax liabilities for which no current expense is required due to the existence of valuation allowances on net operating loss carryforwards.

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

Cash flows generated from operating activities are our primary source of liquidity.  Our revolving credit facility and local lines of credit internationally provide additional liquidity.  Cash and cash equivalents increased by $23.0 or 29.0% to $102.4 at March 31, 2009 from $79.4 at June 30, 2008.  We require cash principally for day-to-day operations, to service our debt, and to make principal payments on our debt.  In recent periods, we have financed our operations with cash from operations, proceeds from the sale of non-core businesses and additional borrowings on our credit lines.

During the third quarter of fiscal 2009, some of our lending institutions closed five of our ten international lines of credit, and the outstanding balances were paid in full.  Furthermore, subsequent to March 31, 2009 a lending institution lowered the amount available to borrow on another international credit line.

Given the current global recessionary environment, we may not generate sufficient earnings or have sufficient liquidity to operate as a going concern.  The extreme volatility in the financial, foreign exchange and credit markets globally has compounded the situation, further impacting customer orders as well as normal seasonality trends.  These factors are impacting our ability to accurately forecast our performance results and cash position.  As highlighted elsewhere in this Management’s Discussion and Analysis, we have a number of initiatives underway and planned with a view of mitigating the effects of the current economic environment; however; there can be no assurances that our initiatives will be adequate.

Cash Flows from Operating Activities

Cash flows used by operating activities during the first nine months of fiscal 2009 were $175.1 compared to cash flows used by operating activities of $42.7 for the comparable period in fiscal 2008. This included $38.2 and $20.4 of cash used by discontinued operating activities during the first nine months of fiscal 2009 and fiscal 2008, respectively. Cash used by continuing operating activities during the first nine months of fiscal 2009 was $136.9 compared to cash flows used by continuing operating activities of $22.3 for the comparable period in fiscal 2008.  This increase in cash used of $132.4 was largely driven by a decline in the amount of cash provided by a one-time sign-on bonus from one of our vendors in the prior period, other working capital movements and an increase in our net loss primarily as a result of decreased revenues and restructuring costs.

Cash Flows from Investing Activities

Cash flows from investing activities for the first nine months of fiscal 2009 were primarily the result of proceeds from the sale of QSP of $108.1, proceeds from the surrender of nine life insurance policies of $12.5, and proceeds from a Note Receivable of $1.3, which was offset by $10.1 of normal capital expenditures.   Cash flows from investing activities for the first nine months of fiscal 2008 consisted of proceeds from sales of property, plant, and equipment of $17.3, which was offset by the purchase of intangible assets of $1.1 and normal capital expenditures of $18.9.

We routinely evaluate our business as part of our normal business strategy and continually consider business acquisitions and divestitures.  In connection with this evaluation during the third fiscal quarter of 2009, management determined and announced that the Company would exit from certain business units.  See Note 16, Subsequent Events, for additional information.

Cash Flows from Financing Activities

Net cash provided from financing activities for the first nine months of fiscal 2009 and 2008 was $83.5 and $73.7, respectively, and net increases in long term borrowings of $90.2 and $91.1 during the first nine months of fiscal 2009 and fiscal 2008; and decreases in short term borrowings of $6.5 during the first nine months of fiscal 2009.  There were no short term borrowings for the comparable period in fiscal 2008.

Debt

As fully described in Note 12, Debt, to the consolidated financial statements included in our Annual Report on form 10-K for the fiscal year ended June 30, 2008, our borrowings include proceeds under our six-year senior secured $300 revolving credit facility and a seven-year $1,310 term loan (collectively, the “2007 Credit Agreement”) and $600 in 9% Senior Subordinated Notes due 2017.  In addition, we have international lines of credit and overdraft facilities available to our subsidiaries. A summary of activity for these debt instruments are as follows:

•                  Senior Secured $300 Revolving Credit Facility: During the first nine months of fiscal 2009 and fiscal 2008, we had additional borrowings of $479.2 and $242.2, respectively, and made payments of $398.9 and $161.0, respectively.

•                  $1,310 Term Loan: We are required to repay the term loan in quarterly installments in aggregate annual amounts equal to 1.0% of the initial aggregate principal amount with the full amount due on March 2, 2013.  We repaid $9.9 of principal during both the first nine months of fiscal 2009 and fiscal 2008.

•                  $600 9% Senior Subordinated Notes: The notes mature on February 15, 2017 however are redeemable at our option throughout the term.  Please refer to Note 12, Debt, to the consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2008 for the detailed terms of the redemption.  No amounts were redeemed during the first nine months of fiscal 2009 and fiscal 2008.

•                  International Lines of Credit and Overdraft Facilities:  As of March 31, 2009 and June 30, 2008, international lines of credit and overdraft facilities totaled $13.3 and $55.6, respectively of which $2.4 and $12.3 were outstanding.  During the first nine months of fiscal 2009, we decreased our amounts borrowed by $6.5, net of the effect of foreign exchange rate changes.  For the comparable period in fiscal 2008, there were no short term borrowings.  During the third quarter of fiscal 2009, some of our lending institutions closed five of our ten international lines of credit, and the outstanding balances were paid in full.  Furthermore, subsequent to March 31, 2009 a lending institution lowered the amount available to borrow on another international credit line.

The 2007 Credit Agreement contains a number of covenants that, among other things, restrict, subject to certain exceptions, our ability to: (i) incur additional indebtedness or issue shares by subsidiaries, (ii) create liens on assets, (iii) engage in mergers or consolidations, (iv) sell assets, (v) pay dividends and distributions, (vi) make investments, loans or advances, (vii) repay subordinated indebtedness (including the Senior Subordinated Notes described above), (viii) make certain acquisitions, (ix) engage in certain transactions with affiliates, (x) enter into certain burdensome agreements, (xi) amend material agreements governing our subordinated indebtedness (including the Senior Subordinated Notes), (xii) change our lines of business and (xiii) make capital expenditures.  In addition, the 2007 Credit Agreement includes a financial covenant requiring us to comply with a maximum leverage ratio, as defined.  The 2007 Credit Agreement also contains certain defined customary affirmative covenants and events of default.  At March 31, 2009 we are in compliance with all of our financial covenants.

We are required to prepay outstanding amounts of the 2007 Credit Agreement upon the occurrence of certain defined events, including net cash proceeds of any incurrence of new debt (as defined), certain asset sales or dispositions (as defined) and 50% of our annual excess cash flow (as defined) and is due in full on March 2, 2013.  If it is necessary to arrange replacement financing for the repayment of the Term Loan, that replacement financing would be at prevailing interest rates and may or may not be available, based on present financial market conditions. As allowed under our 2007 Credit Agreement, we timely reinvested the proceeds from the sale of QSP and BAF in assets useful for our business in accordance with the terms of our debt facilities.

On February 19, 2009, Standard & Poor’s Ratings Services (“S&P”) lowered its credit and issue-level ratings on the Company.  The corporate credit rating was lowered to CCC from B-, the issue-level rating of the Company’s  senior secured debt was lowered to CCC from B-, and the issue level rating on the Company’s subordinated debt was lowered to CC from CCC.  S&P stated that the rating outlook is negative.  On February 20, 2009, Moody’s Investor Services (“Moody’s”) downgraded our corporate family rating and probability of default rating to Caa3 from B3, the rating on our senior secured credit facility to Caa2 from B2 and the rating on our senior subordinated notes to Ca from Caa2.  Moody’s also stated that the rating outlook is negative.

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

If our cash flows and capital resources are insufficient to fund debt service obligations, we will likely not perform as previously anticipated or as described in our Annual Report on Form 10-K for the year ended June 30, 2008.  It also may be necessary to take steps to reduce our costs, seek additional capital or restructure or refinance our indebtedness.  These actions could have a material adverse effect on our business, financial condition and results of operations.  In addition, we cannot assure the ability to take any of these actions, or that these actions would be successful and permit us to meet scheduled debt service obligations or that these actions would be permitted under the terms of our existing or future debt agreements, including the indenture governing our Senior Subordinated Notes and our 2007 Credit Agreement.  For example, we may need to refinance all or a portion of our indebtedness on or before maturity. There can be no assurance that we will be able to refinance any of our indebtedness on commercially reasonable terms or at all.  In the absence of improved operating results and access to capital resources, we could face substantial liquidity problems and might be required to dispose of material assets or operations to meet our debt service and other obligations.  These actions could have a material adverse effect on our business, financial condition and results of operations.

Our ability to access capital markets is subject to market conditions and certain limitations including our credit ratings and covenant restrictions in our financing documents.  Current market conditions have further restricted our ability to access capital.  As stated above, on February 19, 2009, Standard & Poor’s Ratings Services (“S&P”) lowered its credit and issue-level ratings on the Company.  The corporate credit rating was lowered to CCC from B-, the issue-level rating of the Company’s  senior secured debt was lowered to CCC from B-, and the issue level rating on the Company’s subordinated debt was lowered to CC from CCC.  S&P stated that the rating outlook is negative.  On February 20, 2009, Moody’s Investor Services (“Moody’s”) downgraded our corporate family rating and probability of default rating to Caa3 from B3, the rating on our senior secured credit facility to Caa2 from B2 and the rating on our senior subordinated notes to Ca from Caa2.  Moody’s also stated that the rating outlook is negative.   A further downgrade by either S&P or Moody’s could further restrict our ability to access capital.  Further, a downgrade may affect the terms under which some suppliers would be willing to continue to do business with us.

If we cannot maintain compliance with the financial covenants in our financing agreements or make scheduled payments or prepayments on our debt, we will be in default under those agreements and, as a result, among other things, our debt holders could declare all outstanding principal and interest to be due and payable and we could be forced into bankruptcy or liquidation or be required to substantially restructure or alter business operations or debt obligations. See Part I, Item 1A, Risk Factors in our Annual Report on Form 10-K for the fiscal year ended June 30, 2008 and Part II, Item 1A, Risk Factors in this Form 10-Q, for further discussion of the risks associated with our ability to service all of our existing indebtedness and ability to maintain compliance with financial covenants in our credit facilities.

In light of the current uncertain environment, in order to bolster our liquidity and competitiveness, we have a number of initiatives planned and underway.  On January 28, 2009, we announced the adoption of a global “Recession Plan” to strengthen our financial performance in the current economy, including a planned reduction of approximately 8 percent of our current global workforce and other additional cost reduction measures across the organization including unpaid time off in both Fiscal 2009 and 2010 where permitted by laws and agreements, and the suspension of company matching contributions to the U.S. 401(k) retirement plan.  The adequacy and ultimate success of our cost reduction initiatives is uncertain and cannot be assured. We have also hired several experts to assist us in evaluating different options available to provide additional liquidity and increase the stability of the Company’s financial position.  We will continue to be proactive with respect to these matters and, if deemed advisable, will consider such other measures as circumstances warrant.

Recent Accounting Pronouncements

See Note 1, Basis of Presentation in our Notes to Consolidated Financial Statements contained in this Quarterly Report for information regarding recent accounting standards affecting us.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

(includes forward-looking information)

The functional currency for our foreign operations is the local currency.  In the normal course of business, significantly all of the transactions of our foreign operations occur in local currencies; however, certain transactions are conducted in currencies that differ from the local currency.  Our earnings are sensitive to the impact of changes in foreign currency exchange rates on certain identifiable transactions.  We seek to manage these exposures through operational means, to the extent possible, by matching functional currency revenues and costs.

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

Based on our average debt outstanding under this agreement over the past three months, a 1% change in the interest rate charged on these borrowings would have affected interest expense during the three and nine-months ended March 31, 2009 by $2.0 and $5.7, respectively.

We entered into interest rate swap agreements with a notional value totaling $750.0, involving the exchange of floating- for fixed rate interest payments, to reduce interest rate volatility and to comply with the interest rate provisions of our 2007 Credit Agreement.  In the event that the terms of our debt change, a portion of our cash flow hedge may become ineffective and may require the gain or loss associated with the hedging instrument to be recognized in earnings in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities.  Additional information is available in Note 9, Derivative Instruments, in our Notes to Consolidated Financial Statements.

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

Changes in Internal Control Over Financial Reporting

In the ordinary course of business, we routinely enhance our information systems by either upgrading our current systems or implementing new systems. No change in our internal control over financial reporting occurred during the fiscal quarter ended March 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

We are defendants in various lawsuits and claims arising in the regular course of business.  Based on the opinions of management and counsel for these matters, we believe that recoveries, if any, by plaintiffs and claimants would not materially affect our financial position or results of operations.

ITEM 1A.  RISK FACTORS

There have been no material changes to our Risk Factors as previously disclosed in our Annual Report on Form 10-K for the year ended June 30, 2008, except as set forth below.  The following are additional or modified risks affecting the company:

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

Our results of operations and cash flows have been negatively impacted in the current fiscal year by the tightening of the global economy.  Should these negative trends continue, certain vendors may raise concerns about entering into new agreements with us without some assurance that we will operate profitably.  Furthermore, certain vendors may refuse to continue to do business with us unless we commit to certain guarantees, including the posting of collateral; make advance payments for products or services; or change our payment terms.  This concern is exacerbated in the current economic environment.  Disruptions in goods supplied or services provided from and by our vendors or changes in the terms of our relationships, including those that could arise because of concern about our profitability, viability, or our compliance with the covenants contained in our credit facilities, could have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

During the third quarter we concluded that an interim impairment test of our goodwill and long-lived assets was necessary for all of our reporting units. This conclusion was based on certain indicators of impairment, including the significant deterioration of global market conditions combined with a recent downgrade in our credit rating and the decline in our most recent financial projections developed during the quarter as compared to the significant margin of excess fair value over carrying value that existed at our last impairment test.

As a result of the initial step of our impairment analysis, several of our reporting units indicated impairment and required us to proceed to the second step of our impairment test.  After considering the impact of definite and indefinite lived asset impairments, our interim impairment analysis of goodwill for our United States Consumer and European reporting units had fair values that exceeded the carrying value.  If these units do not perform as expected and general market conditions continue to deteriorate, an impairment could result for a portion or all of the carrying value of goodwill.  The United States Consumer and European reporting units had $529.4 and $449.4 of goodwill at March 31, 2009.

We have not finalized our interim impairment analysis due to the timing and complexity of the calculations required. However, we have recorded an estimated non-cash asset impairment charge in the three-months ended March 31, 2009. The estimated impairment charge is $527.1 and is included in the line item Impairment of assets in the Company’s Consolidated Statements of Operations.

The estimated goodwill and other long-lived asset impairment was required because the revenue and operating results in fiscal 2009 from the underlying businesses have softened from what was expected at the time of our last impairment analysis combined with a significant decline our third quarter long term projected operating results when compared to the projected operating results from the prior quarter.  Other assumption changes since our last valuation which contributed to the impairment were the use of higher discounts rates, that correspond to companies with a similar financial position and credit rating, and economy driven decreases in market multiples.

We will test goodwill and to the extent necessary, intangible assets in the fourth quarter of fiscal 2009.  To the extent there is continued deterioration of the economy and our business, we may be required to record an additional non-cash change to our results if our goodwill and intangible assets become further impaired.  Any such charge could have a material adverse effect on our reported net earnings or loss.

In addition, the following Risk Factors contained in our Annual Report have been amended and restated as follows:

Our School & Educational Services segment has not performed well in recent years, and there is no assurance that our turnaround strategy will be successful.

The revenues and operating profit generated by our School & Educational Services segment for the last few years have been declining.  This decline has been principally driven by Books Are Fun and QSP.  The declining results were associated with the competitive pressures in the marketplace, the costs and issues associated with recruiting and retaining sales force members, merchandising efforts, as well as the general economic climate.  A continued decline in this segment may adversely affect our results of operations and financial condition.  On August 22, 2008, we sold QSP, Quality Service Programs, Inc., and their affiliated subsidiaries in the United States and Canada to subsidiaries of Time Inc. for a purchase price of $110.0.  On December 19, 2008, we sold the principle operating assets of Books Are Fun to Imagine Nation Books, Ltd. for a purchase price of $16.8.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There have been no unregistered sales of equity securities during the fiscal quarter ended March 31, 2009.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

There were no defaults upon senior securities during the fiscal quarter ended March 31, 2009.

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

10.1*

Credit Agreement dated as of March 2, 2007 among Doctor Acquisition Co., RDA Holding Co., The Reader’s Digest Association, Inc., the Overseas Borrower party thereto, the Lenders party thereto, JP Morgan Change Bank, N.A., as Administrative Agent, Citicorp North America, Inc. and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as co-syndication Agents, and The Royal Bank of Scotland, PLC, as Documentation Agent.

10.2*

Guarantee and Collateral Agreement dated as of March 2, 2007 made by Doctor Acquisition Co., RDA Holding Co., The Reader’s Digest Association, Inc. and the Guarantors Identified therein in favor of JP Morgan Chase, Bank, N.A., as Administrative Agent.

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

THE READER’S DIGEST ASSOCIATION, INC.

Dated: May 15, 2009	By:	/s/ Thomas A. Williams
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

10.1*

Credit Agreement dated as of March 2, 2007 among Doctor Acquisition Co., RDA Holding Co., The Reader’s Digest Association, Inc., the Overseas Borrower party thereto, the Lenders party thereto, JP Morgan Change Bank, N.A., as Administrative Agent, Citicorp North America, Inc. and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as co-syndication Agents, and The Royal Bank of Scotland, PLC, as Documentation Agent.

10.2*

Guarantee and Collateral Agreement dated as of March 2, 2007 made by Doctor Acquisition Co., RDA Holding Co., The Reader’s Digest Association, Inc. and the Guarantors Identified therein in favor of JP Morgan Chase, Bank, N.A., as Administrative Agent.

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

*Filed herewith